Form 10-Q
period 1996-03-31
CURATIVE TECHNOLOGIES INC /MN
filed 1996-05-14
CIK 874212

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                        _________________

                             FORM 10Q
                        _________________

  (Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

                               OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    Commission File Number:  000-19370


                   Curative Technologies, Inc.
      (Exact name of registrant as specified in its charter)

           MINNESOTA                          41-1503914
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification Number)

                    14 Research Way, Box 9052
                   East Setauket, NY 11733-9052
             (Address of principal executive offices)
                  Telephone Number (516)689-7000

              _____________________________________


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          Yes     X                        No
                -----                            -----

   As of May 1, 1996 there were 10,608,925 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                   Curative Technologies, Inc.

                              INDEX


Part I    Financial Information                                    Page No.
- ------    ---------------------                                    --------

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Statements of Operations             3
           Three Months ended March 31, 1996 and 1995

          Condensed Consolidated Balance Sheets                       4
           March 31, 1996 and December 31, 1995

          Condensed Consolidated Statements of Cash Flows             5
           Three Months ended March 31, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements        6

Item 2    Management's Discussion and Analysis of Results of          7
           Operations and Financial Condition


Part II   Other Information                                        Page No.
- -------   -----------------                                        --------
Item 6    Exhibits and Reports on Form 8-K                            9

          Signatures                                                 10

Part I.  Financial Information
- ------------------------------

Item 1.  Condensed Consolidated Financial Statements



           Curative Technologies, Inc. and Subsidiaries

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                ---------------------
                                                  1996           1995
                                                  ----           ----
Revenues                                     $   14,917     $   12,007
Costs and expenses:
 Cost of product sales and services               8,335          6,111
 Selling, general and administrative              4,752          4,247
 Research and development                            -           1,198
                                                  -----          -----
Total costs and operating expenses               13,087         11,556
                                                 ======         ======
Income from operations                            1,830            451
Interest income                                     183             97
                                                 ------         ------
Income before income taxes                        2,013            548
Income taxes                                        140             34
                                                 ------         ------
Net income                                   $    1,873     $      514
                                                  =====          =====
Net income per common share and
 equivalent shares                           $      .17     $      .05
                                                    ===            ===
Weighted average common shares outstanding       11,315         10,182
                                                 ======         ======


                      See accompanying notes

           Curative Technologies, Inc. and Subsidiaries

              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                       March 31, 1996      December 31, 1995
                                          (unaudited)
ASSETS                                 --------------      -----------------
Cash and cash equivalents                    $   3,908       $   2,835
Marketable securities held-to-maturity           9,346           9,365
Accounts receivable, net                         7,979           7,776
Prepaids and other current assets                  827             820
                                                 -----           -----
  Total current assets                          22,060          20,796

Property and equipment, net                      3,414           3,383
Other assets                                       839             851
                                                ------          ------
  Total assets                               $  26,313       $  25,030
                                                ======          ======

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                             $   5,776       $   5,066
Accrued liabilities                              1,374           2,992
Current lease obligations                          167             163
                                                 -----           -----
  Total current liabilities                      7,317           8,221

Long term debt                                   1,000           1,000
Capital lease obligations                          155             198

Stockholders' equity

  Common stock                                     105             104
  Additional paid in capital                    45,829          45,474
  Deficit                                      (28,051)        (29,925)
                                               --------        --------
                                                17,883          15,653

  Subscription receivable                          (42)            (42)
                                                 -----           -----
      Total stockholders' equity                17,841          15,611
                                                ------          ------
  Total liabilities and stockholders' equity  $ 26,313       $  25,030
                                                ======          ======


                      See accompanying notes

           Curative Technologies, Inc. and Subsidiaries

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
                           (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                       1996            1995
                                                       ----            ----
OPERATING ACTIVITIES:
Net income                                         $  1,873          $  514
Adjustments to reconcile net income to
net cash provided by operating activities:

  Depreciation & amortization                           242             265
  Changes in operating assets and liabilities        (1,118)           (176)
                                                     -------          ------
NET CASH PROVIDED BY OPERATING ACTIVITIES               997             603

INVESTING ACTIVITIES:

Purchases of property and equipment                    (261)           (334)
(Purchases) sales of marketable securities - net         19             (37)
                                                       -----           -----
NET CASH USED IN INVESTING ACTIVITIES                  (242)           (371)

FINANCING ACTIVITIES:

Proceeds from loans and revolving line of credit         -              140
Proceeds from exercise of stock options                 357               2
Principal payments on loans, revolving line of
 credit and capital lease obligations                   (39)           (168)
                                                       -----           -----
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     318             (26)

Effect of exchange rate changes on cash
 and cash equivalents                                    -              (30)
                                                      -----            -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,073             176

Cash and cash equivalents at beginning of period      2,835           4,459
                                                      -----           -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  3,908        $  4,635
                                                      =====           =====
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid                                      $     17        $     19
                                                         ==              ==




                      See accompanying notes

                Curative Technologies, Inc. and Subsidiaries

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

  The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.
  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

Note 2.  Net Income per Common Share

  Net Income per common share is computed by dividing the net income by the weighted average number of common shares outstanding plus dilutive common share equivalents.

Note 3.  Reclassifications

  The Company has reclassified the presentation of certain prior year information to conform with the current year presentation format. This included the reclassification of $208,000 to cost of product sales and services, those costs associated with the Company's laboratory operations in the 1995 period previously presented as selling, general and administrative expenses. Additionally, the Company has classified costs of $559,000 related to technical services dedicated to the support of its platelet releasate technology in cost of product sales and services in the 1996 fiscal period. These costs were classified as research and development in previous years since such costs were related to new product development and drug discovery. In the Company's continuing effort to focus on its wound care service business, during the second half of 1995 the Company instituted a realignment of its business activities which included the discontinuance of further product research and development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues increased from $12,007,000 to $14,917,000, a 24% increase. The increased revenue in 1996 over 1995 is primarily attributable to the operation of 89 wound care facilities in 1996 compared with 67 in 1995 and a 13% increase at existing wound care facilities related to higher patient volume. Total new patients to the wound care facilities increased 26% to 8,683 in 1996 compared to 6,895 in 1995. The total number of patients receiving Procuren therapy increased 10% to 1,745 in 1996 compared to 1,571 in 1995.

Cost of products sales and services. Cost of products sales and services increased from $6,111,000 in 1995 to $8,335,000 in 1996. The first quarter 1996 total includes $559,000 of technical service costs which were reported as research and development expenses for the first quarter 1995. Excluding technical services costs, the increase from 1995 to 1996 was 27%. The increase is attributable to additional staffing and operating expenses of approximately $1,271,000 associated with the operation of 22 additional wound care facilities in 1996 as compared to 1995, as well as increased volume at existing wound care facilities. Additionally, these 22 facilities include four freestanding wound care clinics and three additional under arrangement wound care centers at which the services component of costs is higher than the Company's other facilities due to the additional clinical staffing and expenses that these models require. The higher services component at these facilities accounted for an additional $351,000 of the increase in product costs and services for 1996 as compared to 1995. As a percentage of revenues, cost of product sales and service (excluding technical services) was 52% in 1996 compared with 51% in 1995. The increase is attributable to new wound care center programs which include a higher service component.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $4,247,000 in 1995 to $4,752,000 in 1996, a 12% increase. The increase is attributable to additional staffing and operating expenses of approximately $1,000,000 associated with the growth in the wound care business particularly related to field support departments, offset by a $495,000 decrease in expenses related to European operations which were discontinued in second quarter of 1995. As a percentage of revenues, selling, general and administrative expenses were 32% in 1996 compared with 35% in 1995. The decrease is attributable to the discontinuation of the European operations as well as the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

Research and development. Research and development expense was $1,198,000 for 1995. The Company did not incur any research and development expenses in 1996 since it discontinued all new product research and development. Technical service costs associated with the support of Procuren autologous platelet releasate technology is classified as a cost of product sales.

Net Income. Net income improved from $514,000 or $.05 per share in 1995 to $1,873,000 or $.17 per share in 1996. The increase in earnings of $1,359,000 is primarily attributable to savings of approximately $600,000 related to the discontinuance of new product research and development, discontinuance of European operations and an improvement in operating margins associated with the revenue growth and economies of scale achieved from market growth.

Liquidity and Capital Resources

Working Capital was $14.7 million at March 31, 1996 compared to $12.6 million at December 31, 1995. Total cash, cash equivalents and marketable securities held-to-maturity as of March 31, 1996 was $13.3 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities increased from 2.5:1 at December 31, 1995 to 3.0:1 at March 31, 1996. The Company's increase in working capital and improvement in the ratio of current assets to current liabilities was primarily attributable to the net income for the quarter.

Cash flows provided by operations for the first three months of 1996 totalled $997,000 primarily attributable to the net income for the period. Cash flows used in investing activities totalled $242,000 primarily attributable to capital equipment expenditures. Cash flows provided by financing activities totalled $318,000 primarily attributable to proceeds from the exercise of stock options.

During the quarter, the Company experienced a $203,000 increase in accounts receivable primarily due to the increase in revenues, although the average number of days receivables were outstanding declined to 52 days as of March 31, 1996 compared to 53 as of December 31, 1995. Further, the Company's accounts payable and accrued expenses decreased $908,000 as of March 31, 1996 compared to December 31, 1995 primarily attributable to the payment of accrued incentive compensation.

The Company's longer term cash requirements include working capital for the further expansion of its wound care business. Other cash requirements are anticipated for capital expenditures in the normal course of business. The Company expects that, based on its current business plan, its existing cash, cash equivalents and marketable securities will be sufficient to satisfy its currently anticipated working capital needs. The Company is currently assessing cash requirements related to accelerating the growth of the wound care business and other strategic initiatives.

Curative Technologies, Inc. and Subsidiaries

Part II.  Other Information
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibit 10.25.1 Form of Ammendment to Stock Subscription Warrant filed herewith.

    (b)  No reports on Form 8-K filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1996

                                Curative Technologies, Inc.
                                (Registrant)



                                /s/ John Vakoutis
                                --------------------------------------------
                                John Vakoutis
                                President and Chief Executive Officer


                                /s/ John C. Prior
                                --------------------------------------------
                                John C. Prior
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                                            Exhibit 10.25.1

                             FORM OF AMENDMENT

                                 AMENDMENT
                                    TO
                        STOCK SUBSCRIPTION WARRANT
                                   FOR
                          SHARES OF COMMON STOCK
                                    OF
                        CURATIVE TECHNOLOGIES, INC.

     This Amendment made as of the 27th day of March 1996, by and among Curative Technologies, Inc., a Minnesota corporation (the "Company") and (the "Investor") or its successors or assigns.

     WHEREAS, the Company agreed to the terms of a stock subscription warrant (the "Warrant") issued to the Investor dated as of April 30, 1991; and

     WHEREAS, the Company is willing to execute this Amendment to avoid the expense and time involved in registering under the Securities Act of 1933 the shares of common stock, par value $.01 per share, of the Company
(the "Common Stock") issuable pursuant to the Warrant;  and

     WHEREAS, the Investor would like to have the flexibility provided by the addition of the cashless exercise provisions.

     NOW, THEREFORE, in consideration of the premises set forth herein, the Company hereby amends the Warrant as follows:

     1. Section 1 of the Warrant is amended by inserting the following language between the first and second sentences of that Section:

     Alternatively, the holder may, at its option, exercise all, but not less than all, the rights represented by this warrant without cash payment or other consideration (a "cashless exercise") by surrendering the warrant with the form of subscription attached hereto, duly executed by such holder, to the Company at its principal office. Pursuant to a cashless exercise, the holder shall receive the aggregate number of shares of stock issuable upon exercise of the warrant, less a number of shares of stock then having a fair market value equal to the aggregate exercise price of the warrant. For the purposes of the foregoing sentence, the fair market value of a share of stock shall be equal to the closing sale price of the stock as reported by the Nasdaq National Market on the day prior to the date of receipt by the Company of the executed form of subscription.

     2. (a) This Amendment and the Warrant as amended hereby shall be governed by and construed in accordance with the laws of the State of Minnesota without regard to conflicts of law principles thereunder.

          (b) The Amendment shall be effective upon due execution and delivery of the Amendment by the Company, and the Warrant shall be deemed to be amended as provided herein, as of the date first written above.

          (c) Except as specifically amended hereby, all other provisions of the Warrant shall remain unchanged and in full force and effect in accordance with its terms.

IN WITNESS WHEREOF, the Company has executed this Amendment as of the date first written above.

                                      CURATIVE TECHNOLOGIES, INC.

                                      By------------------------------
                                        John Vakoutis, President and
                                        Chief Executive Officer


CASHLESS EXERCISE FORM
(To be signed only upon exercise of warrant)

TO CURATIVE TECHNOLOGIES, INC.,

     The undersigned, the holder of the enclosed warrant, hereby irrevocably elects to exercise the entire purchase right represented by such warrant, in accordance with the cashless exercise provisions contained in the amendment to such warrant dated as of March 27, 1996, and requests that a certificate for the appropriate number of shares (after giving effect to the cashless exercise) be issued in the name of and delivered to at the address shown below the signature of the undersigned.


Dated:
      --------------------------          ---------------------------------
                                          (Signature)

                                          ---------------------------------
                                          (Printed Name)

                                          ---------------------------------

                                          ---------------------------------

                                          ---------------------------------
                                          (Address)