Form 10-Q
period 1996-06-30
CURATIVE TECHNOLOGIES INC /MN
filed 1996-08-01
CIK 874212

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10Q

                               -----------------

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ----- Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                      OR

          Transition report pursuant to Section 13 or 15(d) of the Securities
- -----     Exchange Act of 1934

Commission File Number: 000-19370

                        Curative Health Services, Inc.
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

                               -----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes    X                                No
                ------                                 ------


As of July 1, 1996 there were 10,705,452 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                         Curative Health Services, Inc.

                                      INDEX


Part I  Financial Information                                     Page No.
- ------  ---------------------                                     --------
Item 1  Condensed Consolidated Financial Statements:

        Condensed Consolidated Statements of Operations             3
          Three and Six Months ended June 30, 1996 and 1995

        Condensed Consolidated Balance Sheets                       4
          June 30, 1996 and December 31, 1995

        Condensed Consolidated Statements of Cash Flows             5
          Six Months ended June 30, 1996 and 1995

        Notes to Condensed Consolidated Financial Statements        6

Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       7



Part II Other Information                                         Page No.
- -------------------------                                         --------
Item 4  Submission of Matters to a Vote of Security Holders         9

Item 6  Exhibits and Reports on Form 8-K                            9

        Signatures                                                 11

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements



                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                        Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       -------------------   -------------------
                                         1996      1995        1996      1995
                                       -------   -------     -------   --------
Revenues                               $16,388   $12,922     $31,305    $24,929

Costs and operating expenses:
  Cost of product sales and services     9,024     6,383      17,359     12,494
  Selling, general and administrative    4,861     4,630       9,613      8,877
  Research and development                -        1,196        -         2,394
                                       -------   -------     -------    -------
   Total costs and operating expenses   13,885    12,209      26,972     23,765
                                       -------   -------     -------    -------

Income from operations                   2,503       713       4,333      1,164
Interest income                            184       116         367        213
                                       -------   -------     -------    -------
Income before income taxes               2,687       829       4,700      1,377
Income taxes                               244        35         384         69
                                       -------   -------     -------    -------
Net income                             $ 2,443   $   794     $ 4,316    $ 1,308
                                       =======   =======     =======    =======

Net income per common share and
  equivalent shares                    $   .21   $   .08     $   .38    $   .13
                                       =======   =======     =======    =======

Weighted average common
  shares outstanding                    11,382    10,391      11,306     10,256
                                       =======   =======     =======    =======





                             See accompanying notes

                Curative Health Services, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                   June 30,       December 31,
                                                     1996            1995
                                                 (unaudited)
ASSETS
Cash and cash equivalents                         $  5,254          $  2,835
Marketable securities held-to-maturity               9,918             9,365
Accounts receivable, net                             9,489             7,776
Prepaids and other current assets                    1,036               820
                                                  --------          --------
   Total current assets                             25,697            20,796

Property and equipment, net                          3,618             3,383
Other assets                                           870               851
                                                  --------          --------
   Total assets                                   $ 30,185          $ 25,030
                                                  ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable                                  $  5,359          $  5,066
Accrued liabilities                                  2,731             2,992
Current lease obligations                              163               163
                                                  --------          --------
   Total current liabilities                         8,253             8,221

Long term debt                                       1,000             1,000
Capital lease obligations                              120               198

Stockholders' equity
   Common stock                                        107               104
   Additional paid in capital                       46,356            45,474
   Deficit                                         (25,609)          (29,925)
                                                  --------          --------
                                                    20,854            15,653
   Subscription receivable                             (42)              (42)
                                                  --------          --------
        Total stockholders' equity                  20,812            15,611
                                                  --------          --------
   Total liabilities and stockholders' equity     $ 30,185          $ 25,030
                                                  ========          ========








                            See accompanying notes

                Curative Health Services, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                     1996       1995
                                                    ------     ------

OPERATING ACTIVITIES:
Net income                                          $4,316     $1,308
Adjustments to reconcile net income to
   net cash used in operating activities:
   Depreciation & amortization                         403        469
   Changes in operating assets and liabilities      (1,942)      (310)
                                                    ------     ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  2,777      1,467

INVESTING ACTIVITIES:
Sale of German subsidiary                               --       (166)
Purchases of property and equipment                   (612)      (638)
(Purchases) sales of marketable securities - net      (552)    (1,391)
                                                    ------     ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES (1,164)    (2,195)

FINANCING ACTIVITIES:
Proceeds from loans and revolving line of credit         -        140
Proceeds from exercise of stock options                885        239
Principal payments on loans, revolving line of
   credit and capital  lease obligations               (79)       (83)
                                                    ------     ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    806        296

Effect of exchange rate changes on cash and
   cash equivalents                                     --         12
                                                    ------     ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     2,419       (420)

Cash and cash equivalents at beginning of period     2,835      4,459
                                                    ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $5,254     $4,039
                                                    ======     ======

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid                                       $   20     $   55
                                                    ======     ======






                            See accompanying notes

                Curative Health Services, Inc. and Subsidiaries
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

Note 2.  Income per Common Share

   Income per common share is computed by dividing the net income by the weighted average number of common shares outstanding plus dilutive common share equivalents.

Note 3.  Reclassification

   The Company has reclassified the presentation of certain prior year information to conform with the current year presentation format. This included the reclassification of $225,000 to cost of product sales and services for the second quarter and $433,000 for the first six months of 1995. These costs were associated with the Company's laboratory operations in the 1995 period and were previously presented as selling, general and administrative expenses. Additionally, the Company has classified as cost of product sales and services $436,000 for the second quarter and $996,000 for the first six months of 1996 those costs related to technical services dedicated to the support of its platelet releasate technology. These costs were classified as research and development in previous years since such costs were related to new product development and drug discovery. In the Company's continuing effort to focus on its wound care service business, during the second half of 1995 the Company instituted a realignment of its business activities which included the discontinuance of further product research and development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the second quarter of fiscal year 1996 increased 27% to $16,388,000, compared to $12,922,000 for the second quarter of the prior fiscal year. For the quarter the revenue increase is attributable to the operation of 99 wound care facilities at the end of the second quarter of 1996 compared to 71 at the end of the second quarter of 1995 and a 12% increase in revenues at existing centers related to higher patient volumes. Total new patients increased 31% from 7,446 in the second quarter of 1995 to 9,721 for the same period in 1996. The total number of new patients receiving Procuren(R) therapy increased 14% from 1,776 in the second quarter of 1995 to 2,029 in the second quarter of 1996. The percentage of patients receiving Procuren(R) therapy decreased during the second quarter of 1996 to 21% from 24% for the same period in 1995. For the first six months of 1996 revenues totalled $31,305,000, an increase of 26% compared to $24,929,000 for the same period in 1995. The increased revenue is attributable to the operation of 99 wound care facilities at the end of the second quarter of 1996 compared to 71 at the end of the second quarter of 1995 and a 12% increase in revenues at existing wound care facilities related to higher patient volumes. Total new patients to the wound care facilities increased 28% to 18,426 in the first six months of 1996 compared to 14,356 in the first six months of 1995. The total number of new patients receiving Procuren(R) therapy increased 13% to 3,788 in the first six months of 1996 from 3,360 in the first six months of 1995. However, the percentage of patients receiving Procuren(R) decreased from 23% in the first six months of 1995 to 21% during the first six months of 1996. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center(R) occurs as the local medical community becomes familiar with the services offered by the Wound Care Center(R) and refers a broader range of chronic wound patients to the Wound Care Center(R) for treatment. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of product sales and services. Costs of product sales and services for the second quarter increased from $6,383,000 in 1995 to $9,024,000 in 1996, an increase of 41%, and for the first six months of 1996 totalled $17,359,000 compared to $12,494,000 for the same period in 1995. The second quarter of 1996 includes $436,000 of technical service costs which were reported as research and development expenses for the same period of 1995. Excluding technical service costs, the increase in cost of product sales and services from the second quarter of 1995 to the second quarter of 1996 was 35%. The increase is attributable to additional staffing and operating expenses of approximately $1,042,000 associated with the operation of 28 additional wound care facilities at the end of the second quarter of 1996, as well as increased volume at existing wound care facilities. Additionally, these 28 facilities included four freestanding Wound Care Centers(R) and six additional under arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional clinical staffing and expense that these models require. As compared with the second quarter of 1995, the higher services components at these facilities accounted for an additional $417,000 of the increase in product costs and services for the second quarter of 1996. As a percentage of revenues, costs of product sales and services (excluding technical service) for the second quarter of 1996 was 52% compared to 49% in the same period in 1995. For the first six months of 1996 costs of product sales and services increased 39%. The first six months of 1996 includes $996,000 of technical service costs which were reported as research and development costs in the same period in 1995. Excluding technical service costs, the increase in cost of product sales and services from the first six months of 1995 compared to the first six months of 1996 was 31%. The increase is attributed to additional staffing and operating expenses of approximately $2,100,000 associated with the operation of 28 additional wound care facilities at the end of the second quarter of 1996 as well as increased volume of existing wound care facilities. Additionally these 28 facilities included four free standing Wound Care Centers(R) and six additional under arrangement Wound Care Centers at which the services components of costs is higher than at the

Company's other facilities due to the additional staffing and expense that these models require. As compared with the first six months of 1995, the higher services components at these facilities accounted for an additional $700,000 of the increase in product costs and services for the first six months of 1996. As a percentage of revenues, costs of product sales and services (excluding technical service) for the six months of 1996 was 52% as compared to 50% in the same period in 1995. The increase is attributable to new Wound Care Centers(R) which include a higher service component.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter increased from $4,630,000 in 1995 to $4,861,000 in 1996, an increase of 5%, and for the six months of 1996 increased to $9,613,000 compared to $8,877,000 for the same period in 1995, an increase of 8%. For the quarter the increase is attributable to the staffing and operating expenses associated with the growth in the wound care business particularly related to field support departments. For the six months the increase is primarily attributable to staffing and operating expenses of $831,000 associated with the growth in the wound care business particularly related to field support departments, offset by a $495,000 decrease in expenses related to European operations which were discontinued in the second quarter of 1995. As a percentage of revenues, selling, general and administrative, expenses were 36% in the second quarter of 1995 compared with 30% in the second quarter of 1996, and for the six months decreased to 31% in 1996 compared to 36% for the same period in 1995. The decrease is attributable to the discontinuance of the European operations as well as the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

Research and Development. Research and development was $1,196,000 for the second quarter of 1995 and $2,394,000 for the first six months of 1995. The Company did not incur research and development expenses in 1996 since it discontinued all new product research and development in the second quarter of 1995. Technical service costs associated with the support of Procuren(R) are classified as a cost of product sales.

Net Income. Net income improved from $794,000 or $.08 per share in the second quarter of 1995 to $2,443,000 or $.21 per share in the second quarter of 1996 and for the six months improved from $1,308,000 or $.13 per share in 1995 to $4,316,000 or $.38 per share for the first six months of 1996. The increase in earnings of $3,008,000 for the six months ended June 30, 1996 as compared to June 30, 1995 is primarily attributable to savings of $1,398,000 related to the discontinuance of new product research and development, an improvement in operating margins associated with the revenue growth and economies of scale achieved from market growth and the termination of European operations.

Liquidity and Capital Resources.

Working Capital was $17.4 million at June 30, 1996 compared to $12.6 million at December 31, 1995. Total cash, cash equivalents and marketable securities held-to-maturity as of June 30, 1996 was $15.2 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities increased from 2.5:1 at December 31, 1995 to 3.1:1 at June 30, 1996. The Company's increase in working capital and improvement in the ratio of current assets to current liabilities was primarily attributable to the net income for the six months.

Cash flows provided by operations for the first six months of 1996 totalled $2,777,000 primarily attributable to the net income for the period. Cash flows used in investing activities totalled $1,164,000 primarily attributable to capital equipment expenditures and purchases of marketable securities. Cash flows provided by financing activities totalled $806,000 primarily attributable to proceeds from the exercise of stock options.

For the first six months of 1996, the Company experienced a $1,713,000 net increase in accounts receivable primarily due to the increase in revenues, although the average number of days receivables were outstanding declined to 52 days as of June 30, 1996 compared to 53 as of December 31, 1995. Further, the Company's accounts payable and accrued expenses increased $32,000 as of June 30, 1996 compared to December 31, 1995.

The Company's longer term cash requirements include working capital for the further expansion of its wound care business. Other cash requirements are anticipated for capital expenditures in the normal course of business. The Company is currently assessing cash requirements related to accelerating the growth of the wound care business and other strategic initiatives. The Company expects that based on its current business plan, its existing cash equivalents and marketable securities will be sufficient to satisfy its current working capital needs. The effects of inflation and foreign currency translation risks are considered immaterial.

                Curative Health Services, Inc. and Subsidiaries

Part II.  Other Information

Item 4. Submission of Matters to a Vote of Security Holders

       The Company held its 1996 annual meeting of stockholders on May 30, 1996. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the annual meeting in person or by proxy the holders of 9,307,555 votes. At the meeting the stockholders elected all six members of the Company's Board of Directors to serve for an additional term of one year.

       Elected members of Board of Directors: (Shares voted affirmative in parenthesis)

       Gerardo Canet (9,223,334)             Gerard Moufflet (9,223,374)
       Lawrence Hoff (9,223,697)             Lawrence J. Stuesser (9,223,994)
       Timothy I. Maudlin (9,223,994)        John Vakoutis (9,125,674)

       The stockholders also approved the following:

       (a) An amendment to the Company's Articles of Incorporation to change the name of the Company from Curative Technologies, Inc. to Curative Health Services, Inc. Number of votes for were 9,223,994, against 67,146 and 16,415 abstained.

       (b) An amendment to the Company's 1991 Stock Option Plan which increases the number of shares of Common Stock available for issuance pursuant to options granted thereunder from 1,756,695 to 2,456,695 and satisfies certain IRS requirements concerning aggregate options that may be granted to any one employee. Number of votes for were 3,762,408, against 2,668,438, 23,648 abstained and 2,853,061 broker no votes.

       (c) The Non-Employee Director Stock Option Plan which provides a maximum of 125,000 shares of Common Stock that may be issued pursuant to options granted under the Plan. Number of votes for were 4,529,075, against 2,141,729, 30,079 abstained and 2,606,672 broker no votes.

       (d) The Director's Share Purchase Program which provides a maximum of 120,000 shares of Common Stock that may be received by directors in lieu of cash payments for annual retainers and meeting fees. Number of votes for were 6,442,011, against 583,554, 29,828 abstained and 2,252,162 broker no votes.

       (e) The selection by the Board of Directors of Ernst & Young LLP as independent auditors for the Company for the fiscal year ended December 31, 1996. Number of votes for were 9,284,426, against 12,954 and 10,175 abstained.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibit 10.25.1 Amendment No. 3 to Curative Health Services, Inc.
                               1991 Stock  Option Plan
               Exhibit 10.25.2 Non-Employee  Director Stock  Option Plan
               Exhibit 10.25.3 Director's  Share  Purchase Program

          (b)  Reports on Form 8-K filed during the quarter ended June 30, 1996

               (i)  Form 8-K dated June 28, 1996
                    Item 5. Other events.
                      1. At the Curative  Health  Services, Inc. (the "Company")
                         Annual Meeting of

                    Shareholders held May 30, 1996, the shareholders approved an amendment to the Company's Articles of Incorporation, which changed its name from "Curative Technologies, Inc." to "Curative Health Services, Inc."

               2. At the Company's Board of Directors meeting held on June 24, 1996, the Board of Directors adopted an amendment to the Company's Bylaws with respect to notice requirements to the Board of Directors of certain stockholder proposals and the ability of stockholder to remove directors and call meetings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July    , 1996

                                  Curative Health Services, Inc.
                                  (Registrant)




                                  /s/ John Vakoutis
                                  ---------------------------------------------
                                  John Vakoutis
                                  President and Chief Executive Officer




                                  /s/ John C. Prior
                                  ---------------------------------------------
                                  John C. Prior
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)