Form 10-Q
period 1996-09-30
CURATIVE TECHNOLOGIES INC /MN
filed 1996-11-14
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10Q
                                -----------------

                                   (Mark One)

      X Quarterly report pursuant to Section 13 or 15(d) of the Securities -- Exchange Act of 1934

               For the quarterly period ended September 30, 1996

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

                      -------------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes     X                                No
                   ---                                      ---

As of November 1, 1996 there were 12,188,527 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                        Curative Health Services, Inc.

                                     INDEX


Part I  Financial Information                                     Page No.
------  ---------------------
Item 1  Condensed Consolidated Financial Statements:

        Condensed Consolidated Statements of Operations                 3
          Three and Nine Months ended September 30, 1996 and 1995

        Condensed Consolidated Balance Sheets                           4
          September 30, 1996 and December 31, 1995

        Condensed Consolidated Statements of Cash Flows                 5
          Nine Months ended September 30, 1996 and 1995

        Notes to Condensed Consolidated Financial Statements            6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             7


Part II Other Information                                         Page No.
------- -----------------
Item 6  Exhibits and Reports on Form 8-K                               10

        Signatures                                                     11

Part I.  Financial Information
-------  ---------------------
Item 1.  Condensed Consolidated Financial Statements



                Curative Health Services, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                        Three Months Ended     Nine Months Ended
                                              Sept 30,              Sept 30,
                                        -------------------    -----------------
                                           1996      1995        1996       1995
                                           ----      ----        ----       ----
Revenues                                $17,462    $13,322     $48,767   $38,251

Costs and operating expenses:

 Cost of product sales and services       9,862      6,587      27,221    19,081
 Selling, general and administrative      4,702      4,636      14,315    13,513
 Research and development                   -          921         -       3,315
                                          -----        ---       -----     -----
Total costs and operating expenses       14,564     12,144      41,536    35,909
                                         ======     ======      ======    ======

Income from operations                    2,898     1,178       7,231      2,342
Interest income                             387       141         754        354
                                            ---       ---         ---        ---
Income before income taxes                3,285     1,319       7,985      2,696
Income taxes                                296        35         680        104
                                            ---        --         ---        ---
Net income                              $ 2,989   $ 1,284     $ 7,305    $ 2,592
                                          =====     =====       =====      =====
Net income per common share and
equivalent shares                       $   .24   $   .12     $   .62    $   .24
                                             ==        ==          ==         ==

Weighted average common shares           12,256    11,065      11,754     10,598
outstanding                              ======    ======      ======     ======



                            See accompanying notes

                Curative Health Services, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                          September 30, 1996   December 31, 1995
                                              (unaudited)
                                          ------------------   -----------------
ASSETS

Cash and cash equivalents                    $    21,248           $   2,835
Marketable securities held-to-maturity            19,125               9,365
Accounts receivable, net                          10,881               7,776
Prepaids and other current assets                    912                 820
                                                     ---                 ---
   Total current assets                           52,166              20,796

Property and equipment, net                        3,936               3,383
Other assets                                         813                 851
                                                     ---                 ---
   Total assets                              $    56,915           $  25,030
                                                  ======              ======

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                             $     5,964           $   5,066
Accrued liabilities                                3,073               2,992
Capital lease obligations                            163                 163
                                                     ---                 ---
   Total current liabilities                       9,200               8,221

Long term debt                                     1,000               1,000
Capital lease obligations                             63                 198

Stockholders' equity

   Common stock                                      122                 104
   Additional paid in capital                     69,192              45,474
   Deficit                                       (22,620)            (29,925)
                                                 -------             -------
                                                  46,694              15,653

   Subscription receivable                           (42)                (42)
                                                  ------              ------
        Total stockholders' equity                46,652              15,611
                                                  ------              ------
   Total liabilities and stockholders' equity $   56,915          $   25,030
                                                  ======              ======



                            See accompanying notes

                Curative Health Services, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------
                                                                1996       1995
                                                                ----       ----
OPERATING ACTIVITIES:

Net income                                                    $ 7,305   $ 2,592
Adjustments to reconcile net income to net cash provided
by operating activities:

   Depreciation & amortization                                    750       794
   Changes in operating assets and liabilities                 (2,218)       57
                                                                -----        --
NET CASH PROVIDED BY OPERATING ACTIVITIES                       5,837     3,443

INVESTING ACTIVITIES:

Sale of German subsidiary                                          -       (174)
Purchases of property and equipment                            (1,265)   (1,409)
Purchases of marketable securities                             (9,760)   (3,943)
                                                                -----     -----
NET CASH USED IN INVESTING ACTIVITIES                         (11,025)   (5,526)

FINANCING ACTIVITIES:

Proceeds from loans and revolving line of credit                  -         140
Proceeds from exercise of stock options                         1,098     1,240
Proceeds from common stock offering                            22,638
Principal payments on loans, revolving line of credit
and capital lease obligations                                    (135)     (105)

NET CASH PROVIDED BY FINANCING ACTIVITIES                      23,601     1,275

Effect of exchange rate changes on cash and cash equivalents      -          31
                                                               ------        --

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              18,413       (777)

Cash and cash equivalents at beginning of period               2,835      4,459
                                                               -----      -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $21,248     $3,682
                                                              ======      =====

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                                $    19     $   66
                                                                  ==         ==



                            See accompanying notes

                Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

Note 2.  Income per Common Share

   Income per common share is computed by dividing the net income by the weighted average number of common shares outstanding plus dilutive common share equivalents.

Note 3.  Reclassification

   The Company has reclassified the presentation of certain prior year information to conform with the current year presentation format. This included the reclassification of $246,000 to cost of product sales and services for the third quarter and $679,000 for the first nine months of 1995. These costs were associated with the Company's laboratory operations in the 1995 period and were previously presented as selling, general and administrative expenses. Additionally, the Company has classified as costs of product sales and services $420,000 for the third quarter and $1,416,000 for the first nine months of 1996 as those costs related to technical services dedicated to the support of its platelet releasate technology. These costs were classified as research and development in previous years since such costs were related to new product development and drug discovery. In the Company's continuing effort to focus on its wound care service business, during the second half of 1995 the Company instituted a realignment of its business activities which included the discontinuance of further product research and development.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the third quarter of fiscal year 1996 increased 31% to $17,462,000, compared to $13,322,000 for the third quarter of the prior fiscal year. For the quarter the revenue increase is attributable to the operation of 109 wound care facilities at the end of the third quarter of 1996 compared to 77 at the end of the third quarter of 1995 and a 13% increase in revenues at existing centers related to higher patient volumes. Total new patients increased 31% from 7,730 in the third quarter of 1995 to 10,146 for the same period in 1996. The total number of new patients receiving Procuren(R) therapy increased 17% from 1,779 in the third quarter of 1995 to 2,083 in the third quarter of 1996. The percentage of patients receiving Procuren(R) therapy decreased during the third quarter of 1996 to 21% from 23% for the same period in 1995. For the first nine months of 1996 revenues totalled $48,767,000, an increase of 27% compared to $38,251,000 for the same period in 1995. The increased revenue is attributable to the operation of 109 wound care facilities at the end of the third quarter of 1996 compared to 77 at the end of the third quarter of 1995 and a 13% increase in revenues at existing wound care facilities related to higher patient volumes. Total new patients to the wound care facilities increased 29% to 28,572 in the first nine months of 1996 compared to 22,086 in the first nine months of 1995. The total number of new patients receiving Procuren(R) therapy increased 14% to 5,871 in the first nine months of 1996 from 5,139 in the first nine months of 1995. However, the percentage of patients receiving Procuren(R) decreased from 23% in the first nine months of 1995 to 21% during the first nine months of 1996. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center(R) occurs as the local medical community becomes familiar with the services offered by the Wound Care Center(R) and refers a broader range of chronic wound patients to the Wound Care Center(R) for treatment. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of product sales and services. Costs of product sales and services for the third quarter increased from $6,587,000 in 1995 to $9,862,000 in 1996, an increase of 50%, and for the first nine months of 1996 totalled $27,221,000 compared to $19,081,000 for the same period in 1995. The third quarter of 1996 includes $420,000 of technical service costs which were reported as research and development expenses for the same period of 1995. Excluding technical service costs, the increase in cost of product sales and services from the third quarter of 1995 to the third quarter of 1996 was 35%. The increase is attributable to additional staffing and operating expenses of approximately $1,127,000 associated with the operation of 32 additional wound care facilities at the end of the third quarter of 1996, as well as increased volume at existing wound care facilities. Additionally, these 32 facilities included four free standing Wound Care Centers(R) and nine additional under arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional clinical staffing and expense that these models require. As compared with the third quarter of 1995, the higher services components at these facilities accounted for an additional $677,000 of the increase in product costs and services for the third quarter of 1996. As a percentage of revenues, costs of product sales and services (excluding technical service) for the third quarter of 1996 was 52% compared to 49% the same period in 1995. For the first nine months of 1996 costs of product sales and services increased 43%. The first nine months of 1996 includes $1,416,000 of technical service costs which were reported as research and development costs in the same period in 1995. Excluding technical service costs, the increase in cost of product sales and services from the first nine months of 1995 compared to the first nine months of 1996 was 35%. The increase is attributed to additional staffing and operating expenses of approximately $3,200,000 associated with the operation of 32 additional wound care facilities at the end of the third quarter of 1996 as well as increased volume of existing wound care facilities.
Additionally these 32 facilities included seven free standing Wound Care Centers(R) and nine additional under arrangement Wound Care

Centers at which the services components of costs is higher than at the Company's other facilities due to the additional staffing and expense that these models require. As compared with the first nine months of 1995, the higher services components at these facilities accounted for an additional $1,377,000 of the increase in product costs and services for the first nine months of 1996. As a percentage of revenues, costs of product sales and services (excluding technical service) for the nine months of 1996 was 53% as compared to 50% in the same period in 1995. The increase is attributable to new Wound Care Centers(R) which include a higher service component.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter increased from $4,636,000 in 1995 to $4,702,000 in 1996, an increase of 1%, and for the nine months of 1996 increased to $14,315,000 compared to $13,513,000 for the same period in 1995, an increase of 6%. For the quarter the increase is attributable to the staffing and operating expenses associated with the growth in the wound care business particularly related to field support departments. For the nine months the increase is primarily attributable to staffing and operating expenses of $1,469,000 associated with the growth in the wound care business particularly related to field support departments, offset by a $495,000 decrease in expenses related to European operations which were discontinued in the third quarter of 1995. As a percentage of revenues, selling, general and administrative, expenses were 35% in the third quarter of 1995 compared with 27% in the third quarter of 1996, and for the nine months decreased to 29% in 1996 compared to 35% for the same period in 1995. The decrease is attributable to the discontinuance of the European operations as well as the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

Research and Development. Research and development was $921,000 for the third quarter of 1995 and $3,315,000 for the first nine months of 1995. The Company did not incur research and development expenses in 1996 since it discontinued all new product research and development in the second quarter of 1995.
Technical service costs associated with the support of Procuren(R) are classified as a cost of product sales.

Net Income. Net income improved from $1,284,000 or $.12 per share in the third quarter of 1995 to $2,989,000 or $.24 per share in the third quarter of 1996 and for the nine months improved from $2,592,000 of $.24 per share in 1995 to $7,305,000 or $.62 per share for the first nine months of 1996. The increase in earnings of $4,713,000 for the nine months ended September 30, 1996 as compared to September 30, 1995 is primarily attributable to savings of $1,899,000 related to the discontinuance of new product research and development, an improvement in operating margins associated with the revenue growth and economies of scale achieved from market growth and the termination of European operations.

Liquidity and Capital Resources. Working Capital was $43 million at September 30, 1996 compared to $12.6 million at December 31, 1995. Total cash, cash equivalents and marketable securities held- to-maturity as of September 30, 1996 was $40.4 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities increased from 2.5:1 at December 31, 1995 to 5.7:1 at September 30, 1996. The Company's increase in working capital and improvement in the ratio of current assets to current liabilities reflect the proceeds of the public offering of 1,437,500 shares of common stock completed in the third quarter of 1996.

Cash flows provided by operations for the first nine months of 1996 totalled $5,837,000 primarily attributable to the net income for the period. Cash flows used in investing activities totalled $11,025,000 primarily attributable to purchase of marketable securities. Cash flows provided by financing activities totalled $23,601,000 primarily attributable to proceeds from the common stock offering and the exercise of stock options.

     For the first nine months of 1996, the Company experienced a $3,105,000 net increase in accounts receivable primarily due to the increase in revenues. The average number of days receivables outstanding increased to 56 days as of September 30, 1996 compared to 53 as of December 31, 1995. Further, the Company's accounts payable and accrued expenses increased $979,000 as of September 30, 1996 compared to December 31, 1995.

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

                Curative Health Services, Inc. and Subsidiaries

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

    (a) No exhibits are filed as part of this report

    (b) Reports on Form 8-K filed during the quarter ended September 30, 1996

       (i)  Form 8-K dated July 31, 1996
            Item 5.  Other events.
               1. The Company issued a press release on July 16, 1996 announcing second quarter financial results ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1996

                                   Curative Health Services, Inc.
                                  (Registrant)





                                  John Vakoutis
                                  President and Chief Executive Officer





                                  John C. Prior
                                  Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1996

                                   Curative Health Services, Inc.
                                  (Registrant)




                              /s/ John Vakoutis
                                  John Vakoutis
                                  President and Chief Executive Officer




                             /s/  John C. Prior
                                  John C. Prior
                                  Chief Financial Officer
                                 (Principal Financial and Accounting Officer)