Form 10-K
period 1996-12-31
CURATIVE HEALTH SERVICES INC
filed 1997-03-28
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-K
                                -----------------
                                   (Mark One)

   X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934



                   For the fiscal year ended December 31, 1996
                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

    [No Fee Required]
    For the Transition Period From     to

    Commission File Number: 000-19370

                         Curative Health Services, Inc.
             (Exact name of registrant as specified in its charter)
                              MINNESOTA 41-1503914

                (State or other jurisdiction of (I.R.S. Employer

              incorporation or organization) Identification Number)

                            14 Research Way, Box 9052

                       East Setauket, New York 11733-9052
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (516) 689-7000
             Securities registered pursuant to Section 12(b) of the
                                      Act:

                                      None
             Securities registered pursuant to Section 12(g) of the
                                      Act:

                     Common Stock, par value $.01 per share

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes X No______

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of March 3, 1997, 12,305,735 shares of Common Stock of Curative Health Services, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on such date) was approximately $334 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which the Registrant intends to file not later than 120 days following December 31, 1996, are incorporated by reference to Part III of this Form 10-K Report.

                                     PART I


Item 1  Business

General

      Curative Health Services, Inc. is a leading disease management company in the chronic wound care market. Currently, the Company manages, on behalf of hospital clients, a nationwide network of Wound Care Centers(R) that offers a comprehensive range of services which enable the Company to provide customized wound care. The Company's Wound Management Program consists of diagnostic and therapeutic treatment regimens which are designed to meet each patient's specific wound care needs on a cost effective basis. The Company's treatment regimens are based on critical pathways designed for wound healing. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 130,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy. The Company's Wound Care Center(R) network consists of 105 outpatient clinics located on or near campuses of acute care hospitals in 31 states. The Company is developing new service models for other health care delivery settings and currently manages ten wound care programs at subacute and long term acute care facilities and operates eight freestanding Wound Care Centers(R).

      The Company believes that the high degree of specialization and expertise offered by the Wound Care Centers(R) provide benefits: (i) to patients through superior wound care, thus enhancing their quality of life, in many cases, allowing them to avoid amputation; (ii) to affiliated hospitals by enabling them to differentiate themselves from their competitors through better wound care treatment outcomes, to reduce costs by decreasing inpatient lengths of stay and to increase revenue through the introduction of new patients; (iii) to affiliated physicians by providing greater access to patients; and (iv) to insurers and managed care providers by offering a cost effective alternative to traditional wound care.

Industry

      Market Overview. Chronic wounds are common in patients with diabetes and venous stasis disease, as well as in patients who are immobilized and afflicted with pressure sores. A chronic wound generally is a wound which shows no signs of significant healing in four weeks or has not healed in eight weeks. The healing of a wound is dependent upon adequate blood flow to stimulate new cell growth and combat infection. When adequate blood flow does not occur, the healing process is retarded, often resulting in a chronic wound that can last for months or years. Without effective treatment, a chronic wound may lead to more severe medical conditions, such as infection, gangrene and amputation, which are costly to payors and impede the quality of life for the patient.

      According to Chronic Wound Care: A Clinical Source Book for Healthcare Professionals (Health Management Publications, 1990), it is estimated that at least three million people suffer from chronic wounds in the United States. Of the three million people with chronic wounds, an estimated 1.5 million have pressure sores, over 700,000 have diabetic ulcers, and over 600,000 suffer from venous stasis ulcers. Diabetic ulcers are responsible for 60,000 limb amputations each year, accounting for more than half of all such procedures not related to trauma. Venous stasis disease and pressure sores often afflict the elderly, who constitute the most rapidly growing segment of the U.S. population and account for a disproportionately large share of total U.S. health care expenditures. It is estimated that the wound care segment of the U.S. health care industry generated $2 billion in expenditures in 1994. It is also anticipated that the wound care market will continue to grow due to the aging population and the increasing incidence of health disorders, such as diabetes, which may lead to chronic wounds.

      Traditional Approach to Chronic Wound Care. Traditional chronic wound care treatment, which is typically administered by a primary care physician, relies principally on cleansing and debriding the wound, controlling infection with antibiotics and protecting the wound. For example, topical or oral antibiotics are administered to decrease the bacterial count in the wound, protective dressings are used to decrease tissue trauma and augment repair and various topical agents are applied that chemically cleanse the wound and remove wound exudate. These passive treatments do not directly stimulate the underlying wound healing process. In many cases, the patient may have to see a number of health care professionals before effective treatment is received. In addition, under this traditional care model, patients must manage their own care, which often leads to non-compliance and treatment failure which may lead to infection, gangrene and amputation. Although wound care programs have begun to evolve to more specialized and aggressive treatment regimens, the Company believes that a significant medical need and market opportunity exists for products and services that improve and accelerate the wound healing process.

The Curative Approach to Chronic Wound Care

      The Company's Wound Management Program is a comprehensive array of diagnostic and therapeutic treatment regimens with all the components of care necessary to treat chronic wounds. The Company's Wound Management Program is administered primarily through the Company's nationwide network of Wound Care Centers. The Company believes the Wound Management Program provides a better approach to chronic wound management than the traditional approach, which the Company believes lacks comprehensive wound programs, effective technology, positive outcomes and cost efficiency. Each Wound Management Program offers its patients a multi-disciplinary team of health care professionals, including a medical director, surgeon, nurse, case manager, nutritionist and endocrinologist.

      In most cases, patients arriving at the Company's Wound Care Centers have been treated with traditional wound healing techniques, but continue to suffer from chronic wounds. In some cases, patients come to a Wound Care Center after they have received an opinion from their primary physician that limb amputation is required. Upon the commencement of treatment under the Company's Wound Management Program, medical personnel conduct a systematic diagnostic assessment of the patient. Specialized treatment protocols are then established for the patient, based on the underlying cause of the wound and the unique status of the patient. After the assessment phase, the course of treatment in the Wound Management Program may include revascularization, infection control, wound debridement, growth factor therapy, skin grafting, nutrition, protection devices, patient education, referrals, and effective management of care through patient/provider communications.

      To measure the effectiveness of the Company's Wound Management Program, the Company has developed a functional assessment scoring system to measure the healing of a wound. Under this system, a chronic wound is considered healed when
(i) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals), (ii) maturing skin is present in the wound, (iii) there is minimal drainage from the wound, (iv) the wound requires only a protective dressing and (v) the limb involved is functional. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 130,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy.

      A unique aspect of the Company's Wound Management Program is the use of Procuren(R), the Company's wound healing agent which is used to treat approximately 20% of patients. Procuren(R) is a naturally occurring complex mixture of several growth factors that promotes the growth of skin, soft tissue and blood vessels. Procuren(R) is produced by stimulating the release of growth factors from platelets contained in the patient's own blood. Blood is taken from the patient at the treatment center and then sent to a Company-operated blood processing facility located in the same state where the patient's blood was drawn. To produce Procuren, the Company separates the platelets from the remainder of the blood sample. Thrombin, a substance in the body that is active in the wound healing process, is added to the platelets, causing the platelets to release growth factors. The platelet shells are discarded and the growth factors are diluted and placed in a buffered solution which is frozen until used. When required as part of the patient's wound care treatment program, Procuren is applied topically to the wound area by soaking a gauze dressing in the Procuren solution and covering the wound area with the gauze. Procuren, as part of a comprehensive treatment algorithm, has been used to treat over 37,000 patients to date. The Company believes that Procuren stimulates a normal wound healing response in patients with chronic wounds in much the same way as the body naturally initiates healing.

      Company-sponsored studies suggest that the use of Procuren as part of the Company's Wound Management Program is both efficacious and cost-effective. For example, a Company-sponsored retrospective study of patients with diabetic ulcers (who tend to have the most severe chronic wounds) published by CP Fylling and PC McKeown in 1990 found that the average charges for a conventional treatment program were $19,000 as compared to $14,000 for a specialized wound management program that included the use of Procuren. In addition to costing less, the specialized program had a healing rate of 79% as compared to 24% for patients enrolled in the conventional treatment program. Furthermore, 60% of the conventionally treated patients required amputations at the end of the study compared with only 19% in the specialized group of patients.

Strategy

      The Company's objective is to enhance its position as a leading disease management company in the chronic wound care market. The Company's growth strategy is to continue to improve and refine the Wound Management Program while broadening its delivery models to cover the entire continuum of care for wound management. Key elements of this strategy include:

      Continue to Develop the Company's Nationwide Network of Outpatient Wound Care Centers. The Company intends to continue to establish additional outpatient Wound Care Centers on or near the campuses of acute care hospitals. Despite the Company's rapid growth from 32 outpatient centers in 1991 to 105 outpatient centers as of the end of 1996, the Company believes the opportunity for further growth remains substantial. The Company has identified over 300 additional markets in the United States which the Company believes have the population necessary to support a dedicated wound care program. The Company believes hospitals are continually seeking low cost, high quality solutions to wound management such as those provided by the Company. In addition, the Company believes it enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients. As a result, the Company believes there is a significant opportunity for the Company to continue to expand its Wound Care Center operations through affiliation with acute care hospitals.

      Develop New Service Models to Enhance Market Penetration. The Company is actively developing new service models in new health care delivery settings such as inpatient programs for subacute and long term care facilities (e.g., nursing homes and long term acute care hospitals) and freestanding outpatient Wound Care Centers. The Company currently operates eight freestanding outpatient Wound Care Centers all of which have opened since October 1995, and ten inpatient programs, including seven subacute care nursing home-based programs, one subacute care hospital-based program and two long term acute care hospital-based programs, all but one of which has opened since October 1995. Ultimately the Company may also expand its service models to physician offices and the home. Pressure sores, the most common form of chronic wound, usually occur among nursing home, subacute care and home patients due to the sedentary lifestyle associated with those care settings. As the Company further develops its inpatient service models, the Company believes it will become more capable of penetrating the large pressure sore market. The freestanding service model allows the Company to strategically grow its business through select target marketing and enter markets where a suitable partner is not available. Furthermore, the Company believes the freestanding model gives the Company greater control over healing outcomes and the cost of services, both of which are important when working with managed care providers.

      Provide a Comprehensive Managed Care Product. In addition to providing new revenue opportunities, the Company believes its ability to provide its services as a comprehensive managed care product in a number of settings will increase its attractiveness to managed care payors seeking to provide a continuum of care while reducing risk. With its Wound Management Program and increasing presence in multiple health care delivery settings, the Company can offer managed care payors a shared risk relationship which the Company believes will provide better patient healing outcomes and more cost-effective services for subscribers.

      Enhance the Company's Wound Management Program. The Company currently offers a unique Wound Management Program which includes assessment, vascular studies, revascularization, infection control, wound debridement, growth factor therapy, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications. In addition, the Company is continually exploring and seeking advances in wound care management services and products which could enhance its current Wound Management Program. The Company is actively pursuing such advances through the continuous development of its current services, and the consideration of acquisition opportunities and co-marketing arrangements with other providers of wound care products and services.

      Expand Into Other Disease Management Areas. Longer term, the Company is considering capitalizing on its disease management expertise by expanding its services into other disease management areas to meet the growing continuum of health care needs of patients and providers. The Company believes that there is a significant market potential for the delivery of other disease management services through its existing network of Wound Care Centers. The possibilities for expansion of the Company's disease management services include the treatment of chronic wound related diseases such as diabetes, as well as non-chronic wound related diseases such as cardiovascular disorders.

Wound Care Operations

      The Company's wound care operations offer health care providers the opportunity to create specialty wound care departments designed to meet the needs of chronic wound patients. The initial focus of the Company's wound care operations has been hospital outpatient Wound Care Centers. The Company is currently expanding its programmatic approach to wound care to alternate site inpatient settings such as subacute and long term acute care inpatient facilities. In these models the Company has established the wound care programs as cooperative ventures with health care providers to offer a multi-disciplinary approach to the treatment of chronic wounds. In addition, the Company is expanding its market penetration with the establishment of freestanding outpatient Wound Care Centers.

      Hospital Outpatient Wound Care Centers. Outpatient Wound Care Centers, located on or near the campuses of acute care hospitals, represent the Company's core business. A typical hospital outpatient Wound Care Center consists of 4,000 square feet of space comprising four to eight exam rooms, a nursing station, and physician and administrative offices. These Wound Care Centers are designed to deliver all necessary outpatient services for the treatment of chronic wounds, with the hospital providing any inpatient care, such as revascularization or surgical debridement.

      The Company currently offers its hospital clients two outpatient Wound Care Center models: a management model and an "under arrangement" model. The differences between these two models relate primarily to the employment of the clinical staff at the Wound Care Center and the basis for the management fees paid to the Company. In the management model, the only employee of the Company at the Wound Care Center is the Wound Care Center's Program Director, and the Company generally receives a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, the Company employs all of the clinical and administrative staff (other than physicians) at the Wound Care Center and the Company generally receives fees based on the services provided to each patient. In all other material respects the two models are identical. In both models, physicians remain independent and the Company recruits and trains the physicians and staff associated with the Wound Care Center. The physicians providing services at a Wound Care Center are recruited by the Company primarily from among the doctors who work at the hospital and practice in related areas. In addition, in both models the Company develops, manages and provides Procuren processing services for the Wound Care Center, and the Company's field support departments provide the staff at each Wound Care Center with clinical oversight, quality assurance, reimbursement consulting, sales and marketing and general administrative support services. The terms of the Company's contract with each hospital are negotiated individually. Generally, in addition to the management fees described above, the contracts provide for development fees and Procuren processing fees charged to the hospital based on utilization. In both models, the hospital and the physician bill the patient for the services provided and are responsible for seeking reimbursement from insurers or other third party payors.

      The first Wound Care Center opened in 1988 and there are currently 105 hospital outpatient Wound Care Centers in operation in 31 states. The Company has entered into contracts or letters of intent with eight hospitals to open additional Wound Care Centers. The Company's hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets. The Company selects hospital clients based on a number of criteria. A suitable hospital client typically can accommodate at least 200 inpatient beds, offers services which complement the Wound Management Program, including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves. Of the Company's 105 current hospital outpatient Wound Care Centers, 90 are management model centers and 15 are "under arrangement" model centers.

      At December 31, 1996, the Company had management contracts with 37 acute care hospitals directly or indirectly owned by Columbia/HCA. These hospitals collectively accounted for approximately 28% of the consolidated revenues of the Company for the year ended December 31, 1996. The Company and Columbia/HCA are currently in discussions initiated by Columbia/HCA to standardize the management contracts and operating procedures at the Wound Care Centers in hospitals owned by Columbia/HCA, as well as any Wound Care Centers to be opened in hospitals owned by Columbia/HCA in the future. Representatives of Columbia/HCA have indicated to the Company that the purpose of the discussions is to provide easier access to the Company's Wound Management Program and to enhance wound care services at Columbia/HCA's hospitals. Although the Company believes that standardizing the management contracts and operating procedures will ultimately strengthen its relationship with Columbia/HCA, there can be no assurance these discussions with Columbia/HCA will not result in changes which would have an adverse impact on the Company's business, financial condition and results of operations, including, without limitation, price concessions, contract termination provisions less favorable to the Company, and increased costs borne by the Company.

      Inpatient Wound Care Programs. The Company is addressing the needs of the inpatient wound care market through the development of inpatient programs. The Company currently manages ten inpatient programs including seven subacute care nursing home-based programs, one subacute care hospital-based program and two long term acute care hospital-based programs in five states and plans to continue to develop similar inpatient programs. This model is designed to access the segment of the chronic wound market comprised of non-ambulatory patients in alternate site inpatient facilities. These patients often have pressure sores resulting from inactivity. While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market. The training, field support and Procuren processing services provided by the Company to a facility in connection with an inpatient wound care program are similar to those provided to the Company's hospital clients in connection with the hospital outpatient Wound Care Centers. The Company typically manages between 10 and 20 beds per facility. Under the Company's existing inpatient contracts, the staff of the inpatient program is employed by the health care facility and the Company receives management fees on a per patient basis, as well as Procuren processing fees based on utilization; however, the Company's inpatient program model is still under development and the terms of its future inpatient program contracts may not be the same as the existing contracts.

      Freestanding Outpatient Wound Care Centers. In the last quarter of 1995, the Company began to establish freestanding Wound Care Centers in which the Company is the owner and operator. The Company believes that this delivery model will allow the Company to expand its market penetration in the outpatient setting by allowing the Company to strategically penetrate markets without the constraint of finding a hospital or contracting with competing hospitals. The Company currently has eight freestanding centers in eight states and is planning to continue expansion of this model in select markets. The freestanding Wound Care Centers resemble standard outpatient facilities or specialized physician practices. The Company employs the staff of the Wound Care Center and is responsible for billing patients for all services provided at the Wound Care Center and for seeking reimbursement from third party payors. To date the Company has not employed any of the physicians providing services at its freestanding Wound Care Centers; however, the Company's freestanding Wound Care Center model is still under development and the Company may employ physicians at these models in the future.

      Procuren Production Facilities. The Company currently produces Procuren in 39 facilities in 31 states, all of which are registered with the FDA as blood processing facilities. The Company's personnel at these facilities produce Procuren at the direction of Wound Care Center physicians.

Contract Terms and Renewals

      Substantially all of the revenues of the Company are derived from management contracts with acute care hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 1997, the contract terms of 31 of the Company's management contracts will expire, including 26 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by the Company under various other circumstances. Historically, come contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Generally, the Company elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term. The continued success of the Company is subject to its ability to renew or extend existing management contracts and obtain new management contracts. Hospitals choose to terminate or not to renew contracts based on decisions to terminate their programs or to convert their programs from independently managed programs to programs operated internally. There can be no assurance that any hospital will continue to do business with the Company following expiration of its management contract or earlier, if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by the Company could result in the early termination of existing management contracts and would adversely affect the ability of the Company to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could result in a significant decrease in the Company's net revenues and could have a material adverse effect on the Company's business, financial condition and results of operations.

Managed Care Operations

      The Company's managed care strategy is currently focused on marketing Wound Care Center services to local managed care organizations ("MCOs") in concert with its hospital clients' efforts to promote all hospital-based services to such MCOs. In those instances where hospital clients are unable to establish contractual relations with a large local MCO or in those markets where the Company operates freestanding Wound Care Centers where it would otherwise be appropriate, the Company seeks to establish relations directly with MCOs. The Company's contractual arrangements with MCOs, which will vary based upon the needs of the particular MCO, are expected to provide for the Company to receive compensation on a fee-for-service, fixed case rate or at-risk capitation basis. While the Company anticipates that initially most of its managed care contracts will be fee-for-service or case rate contracts, it expects that at-risk capitation could become a contracting method.

      The Company's longer term managed care strategy is to establish a wound care carve-out product with selected MCOs. The Company has begun to develop tools to help MCOs assess their current wound care experiences (both clinical outcomes and costs) against the Company's Wound Management Program in order to demonstrate that a wound care carve-out product can provide added value. In order to make itself more attractive to MCOs by offering a broader disease management program, the Company intends, where appropriate, to align itself with other disease management companies focused on complementary diseases such as cardiac care (venous stasis management) and diabetes. The Company expects that contracts for a carve-out product will provide at-risk arrangements with MCOs (i.e., fixed case rates or capitation).

      The Company's managed care operations are overseen by a Vice President of Managed Care. To date, the Company's managed care operations have been limited. Although the Company or its hospital clients have been reimbursed for wound treatment by a number of MCOs on a case-by-case basis, the Company currently has no contracts that require or incentivize subscribers to use the Company's wound care services. There can be no assurance that the Company will be able to successfully expand its managed care operations.

Sales and Marketing

      The Company's sales and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as the referral of patients into the operating Wound Care Centers. To accomplish this strategy the Company has divided the United States into five operating regions each headed by a Regional Vice President. The sales and marketing effort in each region is directed by a Regional Sales Manager under the supervision of the Regional Vice President. The Regional Sales Manager is responsible for the activities of the Account Executives and Professional Liaisons. The primary job of the Account Executives is the development of new wound care programs. The Professional Liaisons are primarily responsible for sales efforts related to community education directed at physicians and other healthcare professionals, and increasing patient enrollment at existing Wound Care Centers.

      As of December 31, 1996, the sales force consisted of five Regional Sales Managers, 11 Account Executives and 44 Professional Liaisons.

      In addition to the above, a sales and marketing plan is developed each year at each Wound Care Center. The execution of the plan is the responsibility of the Program Director at the Wound Care Center. The plan details the anticipated marketing for the year including radio, print and television advertising as well as professional symposiums. The cost of this plan is generally shared between the Company and the hospital. The Company markets the Wound Care Center concept to hospitals as a therapeutic "Center of Excellence." The Company believes that having a Wound Care Center can differentiate a hospital from its competitors and can increase the hospital's revenues through the introduction of new patients, which leads to an increase in ambulatory surgeries, X-rays, laboratory tests and inpatient surgeries, such as debridements, vascular surgeries and plastic surgeries. The Company has demonstrated that Wound Care Centers provide significant incremental revenues to participating hospitals, and therefore provide an attractive economic opportunity for hospitals. Potential benefits to treating physicians include the healing of difficult-to-heal wounds and an expansion of the physician's practice.

Patents and Proprietary Rights

      The Company's success depends in part on its ability to enforce patents, maintain trade secret protection and operate without infringing on or violating the proprietary rights of third parties. One U.S. patent has issued, and one additional application for a patent in the United States has been filed, relating to the manufacture and use of Procuren for wound care. There can be no assurance that any pending patent applications will be approved or that any issued patents will provide the Company with competitive advantages in the future or will not be challenged by any third parties or, if involved in a challenge, will be found valid and infringed. Furthermore, there can be no assurance that others will not design around the patents. The issued U.S. patent is jointly owned by the University of Minnesota and the Company. The joint interest of the University of Minnesota is licensed exclusively to the Company under a paid in full, royalty free arrangement. The U.S. government has a nonexclusive grant back license under the issued U.S. patent for all government purposes. The additional pending U.S. application is owned by the Company and is not subject to the government grant back license.

      In addition to patent protection, the Company also relies, in part, on trade secrets, proprietary know-how and technological advances which it seeks to protect by measures such as confidentiality agreements with its employees, consultants and other parties with whom it does business. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, that others will not independently develop products similar to Procuren or that the Company's trade secrets and proprietary know-how will not otherwise become known, be independently discovered by others or found to be unprotected. The Company is aware of a limited number of physicians who appear to be utilizing an autologous platelet extract for the treatment of chronic wounds.

      The Company has registered the names "Procuren" and "Wound Care Center" as trademarks in the United States for use in connection with the Company's wound care operations.

Government Regulation

      The Company's Wound Care Centers and the production and marketing of its products and services are subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. Although the Company believes that it is currently in compliance with applicable laws, regulations and rules, some of such laws are broadly written and subject to little or no interpretation by courts or administrative authorities. Hence, there can be no assurance that a third party or governmental agency will not contend that certain aspects of the Company's operations or procedures are subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in the Company's favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on the business, financial position and results of operations of the Company.

      The FDA regulates drugs and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. Since Procuren is produced at one of the Company's blood processing facilities in the state where the Wound Care Center which will dispense the Procuren is located and so is not intended to be shipped across state lines, the Company believes, based on the advice of its counsel, that under current law and regulations, FDA approval is not required for the Company to distribute and sell Procuren through the Wound Care Centers. The FDA is currently reassessing its regulation of other autologous and somatic cell products and has publicly stated that it believes that if any component of a drug or biological or if any patient receiving such substance moves in interstate commerce, a sufficient nexus with interstate commerce exists for FDA to require pre-marketing approval and licensure. While the production of Procuren includes components that are shipped in interstate commerce, to date the FDA has not determined that Procuren, as currently prepared, is subject to licensure or pre-market approval. Although the Company believes interstate shipment of the final biologic product is required to trigger pre-marketing approval and licensure, a determination by the FDA to require Procuren to obtain pre-marketing approval would materially and adversely affect the Company.

      Because FDA approval has not been required for Procuren, and state approvals are generally limited to licensing of facilities, there has been no independent determination of its efficacy by any governmental entity. If the FDA were to require submission of a product license application ("PLA") as a condition for the continued distribution and sale of Procuren, the Company might have to demonstrate the safety, purity, potency and effectiveness of the product through extensive clinical trials. Neither the Company nor any third party has conducted the controlled clinical trials required to establish Procuren's efficacy. Compliance with the requirements for a PLA is time-consuming and involves the expenditure of substantial resources. There can be no assurance that the Company would be able to establish efficacy or to obtain or maintain the necessary FDA approvals to manufacture and distribute Procuren.

      Any change in current regulatory interpretations by or positions of state officials where the Wound Care Center's are located could adversely affect the Company's distribution of Procuren within those states. In states where Wound Care Centers are not currently located, the Company intends to utilize the same approaches adopted elsewhere for achieving state compliance. However, state regulatory requirements could adversely affect the Company's ability to establish Wound Care Centers in such other states.

      Various state and federal laws regulate the relationships between providers of health care services and physicians and other clinicians, including employment or service contracts, investment relationships and referrals for certain designated health services. These laws include the fraud and abuse provisions and referral restrictions of the Medicare and Medicaid statutes, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remunerations for the referral of Medicare and Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil or criminal penalties for individuals or entities including exclusion from participation in the Medicare or Medicaid programs. Several states have adopted similar laws that cover patients in private programs as well as government programs. Because the anti-fraud and abuse laws have been broadly interpreted, they limit the manner in which the Company can operate its business and market its services to, and contract for services with, other health care providers. No assurance can be given regarding compliance in any particular factual situation, as there is no procedure for advisory opinions from government officials.

      Additionally, federal and some state laws impose restrictions on physician's referrals for certain designated health services to entities with which the physician has a financial relationship. The Company believes its operations are structured to comply with these restrictions to the extent applicable. However, there are efforts to expand the scope of these referral restrictions. Federal legislation is being considered to expand current law from its application to Medicare and Medicaid business to all payors, and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances limit the manner in which the Company can operate its business and have a negative impact on the Company's business, financial condition and results of operations.

      The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute prohibited fee splitting or violate any prohibition against the corporate practice of medicine. There can be no assurance, however, that future interpretations of such laws will not require structural or organizational modifications of the Company's existing business.

      Pursuant to the federal Occupational Safety and Health Act, employers have a general duty to provide a work place for their employees that is safe from hazard. The U.S. Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the Company's blood processing facilities. In addition, OSHA issued a standard in 1992 applicable to protection of workers from blood-borne pathogens. Failure to comply with this standard relating to blood-borne pathogens, other applicable OSHA rules or with the general duty to provide a safe work place could subject the Company to substantial fines and penalties.

Third Party Reimbursement

      The Company, through its wound care operations, provides contractual management services for fees and sells Procuren to acute care hospitals and other health care providers. These providers, in turn, seek reimbursement from third party payors, such as Medicare, Medicaid, health maintenance organizations and private insurers, including Blue Cross/Blue Shield plans. The availability of reimbursement from such payors has been a significant factor in the Company's ability to increase its revenue streams and will be important for future growth.

      In addition to hospital outpatient Wound Care Centers which it manages for its clients, the Company owns and operates freestanding outpatient Wound Care Centers. With respect to services and products provided through its freestanding centers, the Company is subject to the risks inherent in third party reimbursement, including the risks associated with billing third party payors. As of December 31, 1996, the Company operated eight freestanding outpatient Wound Care Centers which contributed approximately $865,000 or 1% of the Company's revenues for the year ended December 31, 1996. However, the Company anticipates that the number of, and amount of revenues attributable to, its freestanding centers will increase in the future as the Company pursues its strategy of expanding into new health care delivery settings. See "Business--Strategy."

      Each third party payor formulates its own coverage and reimbursements decisions. In 1992 the Health Care Financing Administration ("HCFA"), the agency that administers the Medicare program nationally, published a national coverage decision denying coverage for Procuren based on its determination that the safety and efficacy of Procuren had not been established and so the use of Procuren was not "reasonable and necessary" within the meaning of applicable law. Procuren sales represent a significant part of the Company's revenues and earnings and the Company believes that Procuren, as a component of its Wound Management Program, is a significant component of the Company's services. Although the Company has not, and the Company believes that its clients have not, in general experienced difficulty in securing third party reimbursement for Wound Care Center services and the use of Procuren from private insurers, some hospitals have experienced denials, delays and difficulties in obtaining such reimbursement. In some cases where Procuren reimbursement has been denied by a payor, the hospitals have ceased providing Procuren to patients whose only means of payment is through such payor. To the Company's knowledge, no widespread denials have been received by hospitals regarding reimbursement for other Wound Care Center services or reimbursement of management fees charged by the Company to its hospital clients. The Company discusses coverage and reimbursement issues with its hospital clients and third party payors on a regular basis. Such discussions will continue as the Company seeks to maximize hospital reimbursement for Procuren and other wound care services. Although no individual coverage and reimbursement decision is material to the Company, a widespread denial of reimbursement coverage for Procuren or other services would have a material adverse effect on the Company's business, financial position and results of operations.

      Medicare regulations limit reimbursement for health care charges paid to related parties. A party is considered "related" to a provider if it is deemed to be controlled by the provider. On occasion, fiscal intermediaries under contract to HCFA to audit hospital Medicare claims have asserted that one test for determining control for this purpose is whether the percentage of the total revenues of the party received from services rendered to the provider is so high that it effectively constitutes control. Although the Company believes it does not currently receive sufficient revenues from any customer, including
Columbia/HCA, that would make it a related party, it is possible that such regulations could limit the number of management contracts that the Company could have with Columbia/HCA or any other client.

      Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. It is possible that future legislation enacted by Congress or state legislatures will contain provisions which may materially adversely affect the business, financial position and results of operations of the Company or may change the operating environment for the Company's targeted customers (including hospitals and managed care organizations). Health care industry participants may react to such legislation or the uncertainty surrounding related proposals by curtailing or deferring expenditures and initiatives, including those relating to the Company's programs and services. It is also possible that future legislation either could result in modifications to the nation's public and private health care insurance systems, which could affect reimbursement policies in a manner adverse to the Company, or could encourage integration or reorganization of the health care delivery system in a manner that could materially affect the Company's ability to compete or to continue its operations without substantial changes. The Company cannot predict which other legislation relating to its business or to the health care industry may be enacted, including legislation relating to third party reimbursement, or what effect any such legislation may have on its business, financial position and results of operations.

Competition

      The Company's principal competition in the chronic wound care market consists of specialty clinics that have been established by some hospitals or physicians. Although numerous companies, many of which have resources greater than the Company, are conducting research in the area of drugs to promote the healing of chronic wounds, to the Company's knowledge, no competitive products are currently on the market that actively promote wound healing. The Company believes that the cost and quality of wound care services provided are the principal factors that affect competition.

      In the market for disease management products and services, the Company faces competition from other disease management facilities, general health care facilities and service providers, pharmaceutical companies, biopharmaceutical companies and other competitors. Many of these companies have substantially greater capital resources and marketing staffs, and greater experience in commercializing products and services, than the Company. In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with the Company's chronic wound care products. The Company is aware that other companies are developing products which may be in direct competition with Procuren. There can be no assurance that the Company will be able to enter into co-marketing arrangements with respect to these products, or that the Company will be able to compete effectively against such companies in the future.

Employees

      As of December 31, 1996, the Company employed 567 full-time employees, of which 423 employees were in the wound care operations, 85 employees were in Procuren production, 22 employees were in technical support and 37 employees were in general administration and finance. The Company expects to add additional personnel to its wound care operations in the next year. The Company believes that its relations with its employees are good.

Item 2  Properties

      The Company's headquarters and technical support facility is located in East Setauket, Long Island, New York. The Company leases this 21,000 square foot facility under a lease running through 2002. Given the current utilization of its facilities and its option for additional space, the Company believes that its facilities are adequate and suitable for its operation. The Company also leases two regional offices for its wound care operations totaling 3,000 square feet, eight freestanding Wound Care Centers totaling 17,700 square feet and 16 production facilities totaling 30,400 square feet. The Company's facilities at the hospital outpatient Wound Care Centers are owned or leased by the hospitals.

Item 3  Legal Proceedings

      On December 6, 1996 the United States District Court for the Eastern District of New York approved the class action settlement in a lawsuit filed against the Company and certain of its officers by a shareholder. The settlement disposed of allegations by the shareholder that the Company failed to meet its disclosure obligations with respect to certain practices of UltraMed, Inc. The Company denied any liability or wrongdoing and the settlement was neither an admission of any liability or wrongdoing by the Company or any of its officers or employees. The action was settled for a total payment of $0.5 million of which 50% was paid by the Company's insurer.

      The Company is also a party to other litigation in the ordinary course of business. The Company does not believe that such litigation is likely to have a material adverse effect on its financial position or results of operations.

Item 4  Submission of Matters to a Vote of Security Holders

        None.

                                     PART II


Item 5 Market for the Registrant's Common Equity and Related Shareholder Matters

      The Company's common stock is traded over the counter on the Nasdaq National Market System and trades under the symbol "CURE". As of March 1, 1997, there were approximately 275 holders of record of the Company's common stock. The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay cash dividends in the foreseeable future but intends to retain all earnings, if any, for use in its business operations.

      The following table set forth, for the fiscal periods indicated, the range of high and low sales prices of the common stock as quoted on the Nasdaq National Market System:

                                             High        Low
                                             ----        ---
             1996
             Fourth Quarter..........     $ 28 1/4    $ 18 1/2
             Third Quarter...........       26 7/8      15 3/4
             Second Quarter..........       28          17
             First Quarter...........       21 3/8      13 1/4

             1995
             Fourth Quarter..........     $ 16 3/8    $ 12
             Third Quarter...........       17           8 3/8
             Second Quarter..........        9 3/8       5
             First Quarter...........        5 3/8       3 7/16

Item 6  Selected Consolidated Financial Data

      Five year selected consolidated financial data and other operating information of Curative Health Services, Inc., and Subsidiaries follow:

                                                                  Year Ended December 31,
                                                                  ----------------------
                                                     1992        1993        1994        1995       1996
                                                     ---------------------------------------------------
                                                       (thousands, except per share and operating data)


Statement of Operations Data:
Revenues ......................................   $ 24,572    $ 31,265    $ 40,567    $ 52,442    $67,395
Costs and operating expenses:
   Costs of products sales and services .......     12,365      16,637      20,478      26,189     37,828

   Selling, general and administrative ........     10,379      12,050      15,177      18,209     19,208

   Research and development ...................      6,667       7,852       6,480       4,143       --
   Restructuring charge .......................       --          --         1,684        --         --
                                                  --------    --------    --------    --------    -------
Total costs and operating expenses ............     29,411      36,539      43,819      48,541     57,036
                                                  --------    --------    --------    --------    -------
Income (loss) from continuing operations
   before interest income and minority
   interest ...................................     (4,839)     (5,274)     (3,252)      3,901     10,359
Interest income ...............................        998         549         306         528      1,344
Minority interest in net loss of
   consolidated subsidiary ....................        166         336         218        --         --
                                                  --------    --------    --------    --------    -------
Income (loss) from continuing operations.......     (3,675)     (4,389)     (2,728)      4,429     11,703

Income (loss) from discontinued operations ....         26        (188)     (4,545)       --         --
                                                  --------    --------    -------     --------    -------

Income (loss) before income taxes .............     (3,649)     (4,577)     (7,273)      4,429
                                                                                                   11,703
Income taxes ..................................       --          --          --           219      1,008
                                                  --------    --------    --------    --------    -------
Net income (loss) .............................   $ (3,649)   $ (4,577)   $ (7,273)   $  4,210    $10,695
                                                  ========    ========    ========    ========    =======
Net income (loss) per common and
   common equivalent shares from:
      Continuing operations....................   $  (0.37)   $  (0.44)   $  (0.27)   $   0.39    $  0.90
      Discontinued operations .................       --         (0.02)      (0.46)       --         --
                                                  --------    --------    --------    --------    -------
        Total .................................   $  (0.37)   $  (0.46)   $  (0.73)   $   0.39    $  0.90
                                                  ========    ========    ========    ========    =======
Weighted average common and
   common equivalent shares outstanding .......      9,889       9,904       9,958      10,768     11,909

Operating Data:
Wound care facilities at end of period ........         42          56          63          84        123
Number of new patients ........................     11,508      16,235      22,529      30,023     38,699

Balance Sheet Data:
Working capital ...............................   $ 19,128    $ 11,709    $  7,267    $ 12,575    $45,760
Total assets ..................................     29,074      25,278      18,592      25,030     61,959
Long-term debts
   (including capital lease obligation) .......        202         515       1,254       1,198      1,044
Deficit........................................    (22,285)    (26,862)    (34,135)    (29,925)   (19,230)
Stockholders' equity ..........................     21,439      16,837       9,778      15,611     50,270

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company's principal business is the delivery of chronic wound care services through its nationwide network of Wound Care Centers located in or near acute care hospitals. Substantially all of the Company's revenues are currently generated under its contracts with acute care hospitals for the management of chronic wound care programs and the production of Procuren. The Company currently markets two types of Wound Care Center management contracts to hospitals: a management model and an "under arrangement" model.

      In the management model, the Company provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, the Company provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent, and the Company recruits and trains the physicians and staff associated with the Wound Care Center. In addition, in both models, the Company receives fees for the production of Procuren based on utilization.

      Of the 105 hospital outpatient Wound Care Centers in operation as of December 31, 1996, 90 were management model Wound Care Centers, and 15 were "under arrangement" model Wound Care Centers. The Company's fees under its management contracts with acute care hospitals are paid by the hospitals directly. See "Business--Third Party Reimbursement."

      The Company is currently expanding its chronic wound care operations into new health care delivery settings, including inpatient facilities and freestanding Wound Care Centers owned and operated by the Company. Although these new models accounted for 2% of the Company's revenues in 1996, the Company anticipates that the percentage of its revenues attributable to these and other new models will increase in the future as the Company expands its services across the continuum of care for wound management. These new models are still in the development phase; however, the Company anticipates that the nature of the revenues produced by and risks associated with these new models may not be the same as those associated with its current business.

Business Restructuring and Realignment

      During 1994, the Company realigned its business strategy to focus on developing and expanding its growing wound care business while narrowing the focus and scope of research and development of new biopharmaceutical products. The primary goal of the Company's new strategy is to be profitable and enhance the Company's long term growth potential by devoting financial and organizational resources to expand its national network of Wound Care Centers. In order to ensure that sufficient resources were available to pursue this strategy, a restructuring of Company activities was implemented. The restructuring included a significant reduction in research and development activities, including the termination of 15 research personnel and the termination of outside research contracts related to new drug discovery efforts. Additionally, the Company reduced its European development activities with the termination of four people responsible for the development of strategic alliances for future products. These changes enabled the Company to significantly reduce research and development expenditures from $7.9 million in 1993 to $4.1 million in 1995 and $0 in 1996. The 1994 restructuring also included the discontinuation of the Company's business of establishing a wound care program in a comprehensive outpatient rehabilitation facility and the write-off of receivables related to this business.

      In the Company's continuing effort to focus on its wound care service business, during the second quarter of 1995 the Company instituted a further realignment of its business activities which included the discontinuation of all new product research and development. The Company's research and development activities are now committed to the technical support of Procuren (expenses classified in cost of sales). Also in 1995, the Company completed the divestiture of its European operations with the sale of its majority-owned German subsidiary.

Results of Operations

      Fiscal Year 1995 vs. Fiscal Year 1996. The Company's revenues increased from $52.4 million in 1995 to $67.4 million in 1996, a 29% increase. The increased revenue is primarily attributable to the operation of 84 wound care facilities at the end of 1995 compared with 123 at the end of 1996 and a 13% increase in revenues at existing wound care facilities related to higher patient volume. Total new patients to the wound care facilities increased 29% from 30,023 in 1995 compared to 38,699 in 1996. The total number of patients receiving Procuren therapy increased 15% from 6,854 in 1995 compared to 7,912 in 1996; however, the percentage of patients receiving Procuren decreased from 23% in 1995 to 20% in 1996. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers, for which physicians are less likely to prescribe Procuren, as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center occurs as the local medical community becomes familiar with the services offered by the Wound Care Center and refers a broader range of chronic wound patients to the Wound Care Center for treatment. The Company anticipates that the percentage of patients receiving Procuren will continue to decline gradually in the future.

      Costs of product sales and services increased from $26.2 million in 1995 to $37.8 million in 1996, a 44% increase. Fiscal 1996 includes $1.9 million of technical service costs which were reported as research and development expenses for 1995. Excluding technical services costs, the increase in cost of product sales and services from 1995 to 1996 was 37%. The increase is attributable to additional staffing and operating expenses of approximately $4.8 million associated with the operation of 39 additional wound care facilities at the end of 1996, as well as increased volume at existing wound care facilities. Additionally, these 39 facilities include five freestanding Wound Care Centers and six additional under arrangement Wound Care Centers at which the services component of costs is higher than at the Company's other facilities due to the additional clinical staffing and expenses that these models require. As compared with 1995, the higher services components at these facilities accounted for an additional $2.2 million of the increase in product costs and services for 1996. As a percentage of revenues, costs of product sales and services (excluding technical services) was 50% in 1995 compared with 53% in 1996. The increase is attributable to new Wound Care Centers which include a higher service component.

      Selling, general and administrative expenses increased from $18.2 million in 1995 to $19.2 million in 1996, a 5% increase. The increase is attributable to additional staffing and operating expenses of approximately $1.5 million associated with the growth in the wound care business particularly related to field support departments, offset by a $0.5 million decrease in expenses related to European operations which were discontinued in the second quarter of 1995. As a percentage of revenues, selling, general and administrative expenses were 35% in 1995 compared with 29% in 1996. The decrease is attributable to the discontinuation of the European operations as well as the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

      Research and development expense was $4.1 million for 1995. The Company did not incur any research and development expenses in 1996 since it discontinued all new product research and development in the second quarter of 1995. Technical service costs associated with the support of Procuren are classified as a cost of product sales. This classification began in 1996.

     Interest income increased to $1.3 million in 1996 from $0.5 million in 1995. The increase was primarily due to higher cash balances resulting from the net proceeds of the $22.6 million common stock offering in August 1996, as well as cash provided from operations.

      Net income improved from $4.2 million or $.39 per share in 1995 to $10.7 million or $.90 per share in 1996. The increase in earnings of $6.5 million is primarily attributable to savings of approximately $2.2 million related to the discontinuation of new product research and development, an improvement in operating margins associated with the revenue growth particularly related to existing Wound Care Centers and economies of scale achieved from market growth and the termination of European operations.

      Fiscal Year 1994 vs. Fiscal Year 1995. The Company's revenues increased from $40.6 million in 1994 to $52.4 million in 1995, a 29% increase. The increase in revenues in 1995 over 1994 is primarily attributable to the operation of 84 wound care facilities at the end of 1995 compared with 63 at the end of 1994 and a 13% increase in revenues at existing wound care facilities related to volume increases. Total new patients to the wound care facilities increased 33% from 22,529 in 1994 compared to 30,023 in 1995. The total number of new patients receiving Procuren therapy increased 16% from 5,899 in 1994 compared to 6,854 in 1995; however, the percentage of patients receiving Procuren decreased from 26% in 1994 to 23% in 1995. The Company believes that this decrease occurs as the local medical community becomes familiar with the services offered by a Wound Care Center and refers a broader range of chronic wound patients to the Wound Care Center for treatment, including more patients with less severe wounds which are less likely to be treated with Procuren, as well as a lack of available reimbursement for Medicare patients.

      Costs of product sales and services increased from $20.5 million in 1994 to $26.2 million in 1995, a 28% increase. Compared to 1994, the increase is attributable to additional staffing and operating expenses of approximately $4.8 million associated with the operation of the additional 21 wound care facilities in 1995 and increased volume at existing wound care facilities. Additionally, the operation of an additional five Procuren production facilities and volume increases at existing production facilities increased costs approximately $0.6 million. As a percentage of revenues, costs of product sales and services was 50% in 1994 and 1995.

      Selling, general and administrative expenses increased from $15.2 million in 1994 to $18.2 million in 1995, a 20% increase. The increase is primarily attributable to additional staffing and operating expenses of approximately $2.3 million associated with the growth in the wound care business particularly related to field support departments. Additionally, approximately $0.5 million of the increase is attributable to provisions recorded related to the Company's guarantee of the obligations of UltraMed, Inc., See Note L of Notes to Consolidated Financial Statements of the Company. Further, legal expenses increased $0.4 million related to legal proceedings, increase in contracting issues and general corporate matters. As a percentage of revenues, selling, general and administrative expenses were 37% in 1994 compared to 35% in 1995. The decrease reflects the Company's ability to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

      Research and development expenses decreased from $6.5 million in 1994 to $4.1 million in 1995, a 37% decrease. The decrease was attributable to the corporate restructuring of research and development implemented in 1994, including the discontinuation of new biopharmaceutical drug discovery efforts resulting in a reduction in staffing and operating expenses of approximately $1.7 million. Additionally, during 1995 the Company implemented a further realignment of its research and development activities which included discontinuation of the CT-102 and CT-112 product development programs. The Company's product development activities are now committed to the technical support of Procuren.

      Income (loss) from continuing operations improved from a $2.7 million loss in 1994 to net income of $4.4 million in 1995. The $7.1 million improvement was attributable to a reduction in research and development of $2.3 million, a restructuring charge in 1994 totaling $1.7 million and an improvement in operating margin associated with the revenue growth and economies of scale achieved from market growth.

Liquidity and Capital Resources

      Working capital was $45.8 million at December 31, 1996 compared to $12.6 million at December 31, 1995. Total cash, cash equivalents and marketable securities held-to-maturity as of December 31, 1996 was $43.1 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities increased from 2.5:1 at December 31, 1995 to 5.3:1 at December 31, 1996. The increase in working capital and improvement in the ratio of current assets to current liabilities was primarily attributable to the net proceeds of $22.6 million from the secondary public offering of 1,437,500 shares of common stock and net income for fiscal year 1996.

      Cash flows provided by operations for 1996 totaled $9.7 million primarily attributable to the net income for the period. Cash flows used in investing activities for 1996 totaled approximately $31 million primarily attributable to the excess of purchases of marketable securities held to maturity over sales of $28.5 million and capital expenditures including furniture, equipment and leasehold improvements of $2.5 million. Cash flows provided by financing activities totaled $23.7 million for 1996 primarily attributable to net proceeds of $22.6 million from the secondary public offering and proceeds from the exercise of stock options.

      During 1996, the Company experienced a $4.5 million increase in net accounts receivable primarily due to the increase in revenues and the average number of days receivables were outstanding increased from 49 days as of

December 31, 1995 to 59 days as of December 31, 1996. Further, compared to December 31, 1995, the Company's accounts payable and accrued expenses increased $2.5 million as of December 31, 1996.

      In May 1995, the Company sold its 62% interest in its majority owned German subsidiary to the subsidiary's general manager. In connection with the sale, the Company made a working capital commitment of 0.5 million Deutsche Mark
(dm) which was paid in 1995. Additionally, the Company is entitled to future contingent payments of 30% of the subsidiary's profits up to 0.5 million dm. Additionally, there are contingent payments of approximately 1.0 million dm due the Company representing previously advanced intercompany loans. Since the subsidiary had a history of operating losses, the Company has not recorded any amounts due from the subsidiary. Further, the Company remains a guarantor of the former subsidiary's revolving credit facility of 1.4 million dm (approximately $1 million) and is obligated for any related interest payments.

      At December 31, 1996, the Company had available approximately $14 million of net operating loss carryforwards and research credits for federal income tax purposes. Pursuant to the Tax Reform Act of 1986, the Company believes that the use of these net operating loss carryforwards in any particular year may be limited as a result of changes in ownership which occurred in prior periods. See Note H of Notes to Consolidated Financial Statements of the Company.

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

Cautionary Statements

     This  report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, changes in the Company's level of business with Columbia/HCA Healthcare Corporation, changes in the government regulations relating to the Company's wound care operations or Procuren, uncertainties relating to health care reform initiatives, changes in the availability of third party reimbursements for the Company's products and services, and the other risks and uncertainties detailed throughout this report and from time to time in the Company's filings with the Securities and Exchange Commission.

Item 8  Consolidated Financial Statements and Supplementary Data

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 14(a) of Part IV of this Report.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                    PART III


    This information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10  Directors and Executive Offices of the Registrant

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 11  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 12  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 13  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV


Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.    Index to Financial Statements.

            The following consolidated financial statements of Curative Health Services, Inc. are included herein:

                                                                                         Page
                                                                                        Number

            Report of Independent Auditors ...................................           F-1

            Consolidated Balance Sheets at December 31, 1996 and 1995 ........           F-2

            Consolidated Statements of Operations for each of the years ended
                    December 31, 1996, 1995 and 1994 ........................            F-3

            Consolidated Statements of Stockholders' Equity for each of the
                    years ended December 31, 1996, 1995 and 1994 ............            F-4

            Consolidated Statements of Cash Flows for each of the years ended
                    December 31, 1996, 1995 and 1994 ........................            F-5

            Notes to Consolidated Financial Statements ......................            F-6

     2. Financial Statement Schedules. The following financial statement schedule of Curative Health Services, Inc. is included herein:

        Schedule                                                                         Page

        II     Valuation and Qualifying Accounts and Reserves..........                  S-1

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3. Exhibits. The exhibits listed in the accompanying Index to Exhibits immediately following the financial statement schedules are filed with this report.

(b) Reports on Form 8-K. No reports filed on Form 8-K filed by the Company during the fiscal quarter ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CURATIVE  HEALTH SERVICES, INC.


                                                           By: /s/ John Vakoutis
                                                                   John Vakoutis
                                              President, Chief Executive Officer
                                                                    and Director
Dated:  March 27, 1997

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Vakoutis and John C. Prior, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                           Date

/s/ John Vakoutis        President, Chief Executive Officer,      March 27, 1997
-----------------         (Principal Executive Officer) and
    John Vakoutis         Director

/s/ John C. Prior        Senior Vice President Finance and        March 27, 1997
-----------------         Chief Financial Officer
    John C. Prior        (Principal Financial and Accounting
                           Officer) and Secretary


/s/ Gerardo Canet           Director                              March 27, 1997
-----------------
    Gerardo Canet

/s/ Daniel Gregorie, MD     Director                              March 27, 1997
-----------------------
    Daniel Gregorie, MD

/s/ Lawrence C. Hoff        Director                              March 27, 1997
--------------------
    Lawrence C. Hoff

/s/ Timothy I. Maudlin      Director                              March 27, 1997
----------------------
    Timothy I. Maudlin

/s/ Gerard Moufflet         Director                              March 27, 1997
-------------------
    Gerard Moufflet

/s/ Lawrence J. Stuesser    Chairman of the Board and Director    March 27, 1997
------------------------
   Lawrence J. Stuesser

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CURATIVE  HEALTH SERVICES, INC.


                                                By: ____________________________
                                                    John Vakoutis
                                                    President, Chief Executive
                                                    Officer and Director
Dated:  March 27, 1997

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Vakoutis and John C. Prior, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                         Title                        Date

____________________      President, Chief Executive Officer,    March 27, 1997
    John Vakoutis          (Principal Executive Officer) and
                           Director

____________________      Senior Vice President Finance and       March 27, 1997
    John C. Prior          Chief Financial Officer
                           (Principal Financial and Accounting
                            Officer) and Secretary

____________________        Director                              March 27, 1997
    Gerardo Canet

________________________    Director                              March 27, 1997
    Daniel Gregorie, MD

________________________    Director                              March 27, 1997
    Lawrence C. Hoff

________________________    Director                              March 27, 1997
    Timothy I. Maudlin

________________________    Director                              March 27, 1997
    Gerard Moufflet

________________________    Chairman of the Board and Director    March 27, 1997
    Lawrence J. Stuesser

                         Report of Independent Auditors




Board of Directors and Stockholders
Curative Health Services, Inc.

     We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries (formerly Curative Technologies, Inc. and subsidiaries) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP

Melville, New York
January 31, 1997

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     December 31,
                                                                  1996        1995
                                                                 -------------------
ASSETS
   Cash and cash equivalents ................................   $  5,226    $  2,835
   Marketable securities held-to-maturity ...................     37,838       9,365
   Accounts receivable (less allowance of $941 and $514
      at December 31, 1996 and 1995, respectively)  .........     12,319       7,776
   Prepaid and other current assets .........................      1,022         820
                                                                --------    --------
      Total current assets ..................................     56,405      20,796
   Property and equipment, net ..............................      4,754       3,383
   Other assets .............................................        800         851
                                                                --------    --------
      Total assets ..........................................   $ 61,959    $ 25,030
                                                                =========   ========
LIABILITIES & STOCKHOLDERS' EQUITY
   Accounts payable .........................................   $  7,368    $  5,066
   Accrued expenses .........................................      3,137       2,992
   Capital lease obligations ................................        140         163
                                                                --------    --------
      Total current liabilities .............................     10,645       8,221
   Long term debt                                                  1,000       1,000
   Capital lease obligations                                          44         198

   Stockholders' equity:
      Preferred stock, $.01 par value per share; 10,000,000
        shares authorized, none issued ......................        --          --
      Preferred stock, Series A Junior Participating, par value
       $.01 per share, 500,000 shares authorized, none issued        --          --
      Common stock, $.01 par value per share; 50,000,000
        shares authorized,12,215,423 shares issued and
        outstanding (10,426,769 shares in 1995) .............        121         104
      Additional paid in capital ............................     69,421      45,474
      Deficit ...............................................    (19,230)    (29,925)
                                                                 --------    --------
                                                                  50,312      15,653
      Subscription receivable ...............................        (42)        (42)
                                                                 --------    --------
      Total stockholders' equity ............................     50,270      15,611
                                                                 --------    --------
Total liabilities and stockholders' equity ..................   $ 61,959    $ 25,030
                                                                =========   =========



                 See notes to consolidated financial statements
                                      F - 2

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                                       Year Ended December 31,
                                                                                      1996      1995       1994



Revenues .......................................................................   $ 67,395   $ 52,442    $ 40,567
Costs and operating expenses:
   Costs of product sales and services .........................................     37,828     26,189      20,478
   Selling, general and administrative .........................................     19,208     18,209      15,177
   Research and development ....................................................       --        4,143       6,480
   Restructuring charge ........................................................       --         --         1,684
                                                                                     ------     ------      ------
      Total costs and operating expenses .......................................     57,036     48,541      43,819
Income (loss) from continuing operations before interest
   income and minority interest ................................................     10,359      3,901      (3,252)
Interest income ................................................................      1,344        528         306
Minority interest in net loss of consolidated subsidiary .......................       --         --           218
                                                                                     ------     ------      ------
Income (loss) from continuing operations .......................................     11,703      4,429      (2,728)
Loss from discontinued operations ..............................................       --         --        (4,545)
                                                                                     ------     ------      ------
Income (loss) before income taxes ..............................................     11,703      4,429      (7,273)
Income taxes ...................................................................      1,008        219        --
                                                                                     ------     ------      ------
Net income (loss) ..............................................................   $ 10,695   $  4,210    $ (7,273)
                                                                                     ======     ======      ======
Net income (loss) per common and common equivalent shares from:
   Continuing operations........................................................   $    .90   $    .39    $   (.27)
   Discontinued operations......................................................         --         --        (.46)
                                                                                      ------     ------      ------
                                                                                   $    .90    $   .39    $   (.73)
                                                                                      ======     ======      ======
Net income (loss) per common and common equivalent share assuming full dilution from:
   Continuing operations .......................................................   $    .89    $   .38    $   (.27)
   Discontinued operations .....................................................         --          --       (.46)
                                                                                      ------     ------      ------
                                                                                   $    .89    $   .38    $   (.73)
                                                                                      ======     ======      ======
Weighted average common and common equivalent shares
   outstanding .................................................................     11,909     10,768       9,958
                                                                                     ======     ======      ======
Weighted average common and common equivalent shares
   assuming full dilution ......................................................     12,018     11,112       9,958
                                                                                     ======     ======      ======


                 See notes to consolidated financial statements

                              CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (In thousands, except shares)



                                                                                       Foreign
                                                             Additional                Currency                        Total
                                          Common Stock       Paid in                   Translation    Subscription     Stockholders'
                                       Shares       Amount   Capital     Deficit       Adjustment     Receivable       Equity

Balance, December 31, 1993  ......     9,909,094    $ 99     $ 43,757    $ (26,862)    $ (115)        $ (42)           $ 16,837
   Foreign currency
     translation adjustment ......                                                        (64)                              (64)
   Exercise of options ...........        98,250       1          196                                                       197
   Director share purchase program           342                    1                                                         1
   Shares issued for patent rights        17,000                   80                                                        80
   Net loss for 1994 .............                                          (7,273)                                      (7,273)
                                      ----------------------------------------------------------------------------------------------

Balance, December 31, 1994  ......    10,024,686     100       44,034      (34,135)      (179)          (42)              9,778
   Foreign currency
     translation adjustment ......                                                        179                               179
   Exercise of warrants ..........         5,803                                                                             --
   Exercise of options ...........       396,280       4        1,397                                                     1,401
   Tax benefit from stock option
     exercises ...................                                 43                                                        43
   Net income for 1995 ...........                                           4,210                                        4,210
                                      ----------------------------------------------------------------------------------------------
 Balance, December 31, 1995 ......    10,426,769     104       45,474      (29,925)       --            (42)             15,611
   Secondary public offering, net
      of expenses of $1,806 ......     1,437,500      14       22,618                                                    22,632
   Exercise of warrants ..........       102,608       1                                                                      1
   Exercise of options ...........       248,546       2        1,249                                                     1,251
   Tax benefit from stock option
      exercises ..................                                 80                                                        80
   Net income for 1996 ...........                                          10,695                                       10,695
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 1996  ......    12,215,423    $121     $ 69,421    $ (19,230)   $   --         $ (42)            $ 50,270
                                      ==============================================================================================

                 See notes to consolidated financial statements

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Year Ended December 31,
                                                                    1996       1995      1994
                                                                   ---------------------------


OPERATING ACTIVITIES:
Net income (loss) ..........................................   $ 10,695    $  4,210    $ (7,273)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) continuing activities:
  Discontinued operations ..................................       --          --         4,545
  Depreciation & amortization ..............................      1,185         998       1,032
  Provision for doubtful accounts, net .....................        427         150         388
  Write-off of abandoned patent applications ...............       --           382        --
  Minority interest in net loss of consolidated subsidiary..       --          --          (218)
  Non-cash restructuring charges ...........................       --          --           752
  Loss on sale of CTGmbH ...................................       --           111        --
Change in operating assets and liabilities:
  Increase in accounts receivable ..........................     (4,970)     (1,524)       (901)
  (Increase) decrease in prepaid and other current assets ..       (202)        324         (60)
  Increase in accounts payable and accrued expenses ........      2,527       1,297         225
                                                                 --------   --------        ---
NET CASH PROVIDED BY (USED IN) CONTINUING ACTIVITIES........      9,662       5,948      (1,510)
NET CASH USED IN DISCONTINUED ACTIVITIES ...................       --          --          (404)
                                                                 --------   --------        ---
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ........      9,662       5,948      (1,914)
INVESTING ACTIVITIES:
Deferred patent costs ......................................       --          --          (165)
Sale of CT GmbH ............................................       --          (286)        --
Purchases of property and equipment ........................     (2,505)     (2,001)       (612)
Purchases of marketable securities held-to-maturity ........    (38,923)    (12,418)     (3,820)
Sales of marketable securities held-to-maturity ............     10,450       5,861       5,909
                                                                --------   --------        ---
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ........    (30,978)     (8,844)      1,312
FINANCING ACTIVITIES:
Proceeds from loans and revolving line of credit ...........       --          --           403
Proceeds from exercise of stock options and warrants .......      1,252       1,401         198
Proceeds from secondary public offering, net of expenses ...     22,632        --           --
Principal payments on capital lease obligations ............       (177)       (143)       (139)
                                                                --------   --------         ---
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................     23,707       1,258         462
Effect of exchange rate changes on cash and cash equivalents       --            14         (51)
                                                                --------   --------         ---

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........      2,391      (1,624)       (191)
Cash and cash equivalents at beginning of year .............      2,835       4,459       4,650
                                                                --------   --------         ---
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................   $  5,226    $  2,835    $  4,459
                                                                ========   ========       =====
SUPPLEMENTARY CASH FLOW INFORMATION:
  Interest paid ............................................   $     93    $    119    $    143
                                                                ========   ========       =====
See Notes E and F for Non-Cash Transactions

                 See notes to consolidated financial statements
                                      F - 5

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Organization: The Company was organized under the laws of the State of Minnesota in October 1984. It is a disease management company in the chronic wound care business. The Company manages a nationwide network of Wound Care Centers that offers patients a multi-disciplinary comprehensive wound treatment program. The Company's management agreements with hospitals and other health care providers generally have a term of 5 years.

      Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. In May 1995 the Company sold its 62% interest in its German subsidiary (See Note B). Operating results of that subsidiary for the first five months of 1995 are included in the consolidated operating results. In August 1993, the Company acquired the remaining interest in another foreign affiliate which was previously 50% owned (See Note B). The joint venture was previously accounted for on the equity method and effective with the acquisition, the accounts were consolidated. As part of the restructuring of the Company in 1994 the operations of this subsidiary were terminated. Intercompany balances and transactions have been eliminated in consolidation.

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Net Income (Loss) per Common Share: Net income (loss) per common and common equivalent share is based on the weighted average number of common shares outstanding for 1995 and 1996 plus dilutive common share equivalents. Outstanding warrants and options have not been included in the 1994 computations as the effect of such would be antidilutive.

      Foreign  Currency   Translation:   Revenues  and  expenses  of  subsidiary
operations denominated in foreign currencies have been translated at average rates for the applicable periods.

      Property and Equipment: Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives (generally 5 to 7 years). Leased equipment capitalized and leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

      Research and Development: All costs relating to research and development activities are expensed in the year in which they are incurred.

      Other Assets: As of December 31, 1995 and 1996, other assets consist of costs associated with filing patent and trademark applications which totalled $851,000 and $800,000, respectively. During 1995 the Company wrote-off deferred patent costs of $382,000 related to patent applications no longer being pursued. In December 1992, the Company received broad patent coverage on wound healing agents derived from platelets. Costs and expenses related to this patent of $920,000 are being amortized over the life of the patent
(17 years) and trademarks of $75,000 are being amortized over the estimated life of the trademark (20 years) using the straight-line method.

      Cash and Cash Equivalents: Cash and cash equivalents represent demand deposits with banks, certificates of deposit with maturities of less than three months at time of purchase and highly liquid money market fund investments.

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Marketable Securities Held-to-Maturity: Held-to-maturity marketable securities represent highly liquid money market instruments with maturities of greater than three months at time of purchase. These securities, consisting principally of securities of U.S. Government agencies maturing at various dates through November 1997, are valued at amortized cost which approximates market. The Company's investment policy gives primary consideration to safety of principal, liquidity and return. The Company invests its funds with institutions that have high credit ratings and to date has not experienced any losses on its investments. The Company follows the provisions of Financial Accounting Standards Board (FASB) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This pronouncement requires all companies with investments in debt and equity securities to classify these securities as held-to-maturity, trading, or available for sale. The Company classifies its investments in such securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. As of December 31, 1995 and 1996, the Company had approximately $5,000 and $53,000 of unrealized gains on marketable securities, respectively.

      Concentration of Credit Risk: Substantially all of the Company's revenues have been generated from Wound Care Centers which the Company has established as cooperative ventures with acute care hospitals in the United States to provide a multi-disciplinary treatment protocol for chronic wounds. The Company provides contractual management services for fees and sells Procuren to acute care hospitals and other health care providers. Credit is extended based on an evaluation of the hospital's financial condition and collateral is generally not required.

      Revenues: Revenues are recognized when products are dispensed or as contractual management services are rendered.

      Income Taxes: The Company follows the provisions of FASB No. 109, "Accounting for Income Taxes." Under FASB No. 109, the liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Stock Based Compensation Plans: In October 1995, FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires all companies to either recognize expense for stock-based awards based on their fair market value on the date of grant, or provide pro forma disclosures of the effects "as if" the Company had recognized the stock-based compensation expense. The Company adopted the new rules in 1996. As permitted by FASB No. 123, the Company has provided disclosure of the pro forma impact on net income and earnings per share as if the fair value-based method had been applied (See Note G).

      Reclassifications: The Company has reclassified the presentation of certain information in the 1994 and 1995 financial statements to conform with the 1996 presentation format. This included the reclassification of $790,000 and $936,000 in 1994 and 1995, respectively, to cost of product sales and services, those costs associated with the Company's laboratory operations previously presented as selling, general and administrative expenses.

      Additionally, the Company has classified costs of $1.9 million related to technical services dedicated to the support of its platelet releasate technology in cost of product sales and services in 1996. These costs were classified as research and development in previous years since such costs were related to new product development and drug discovery. In the Company's continuing effort to focus on its wound care service business, during the second half of 1995 the Company instituted a realignment of its business activities which included the discontinuance of further product research and development.

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996



NOTE B -- ACQUISITIONS AND DIVESTITURES

      In August 1993, the Company acquired the remaining 50 percent interest in its foreign affiliated joint venture, Curative Technologies S.A. (CTSA) for $135,000 cash. This joint venture was previously accounted for on the equity method. Effective with this acquisition, the accounts of CTSA were consolidated and were immaterial to the Company's results of operations. As a result of the acquisition, $209,000 of deferred revenue, related to the 1991 sale of co-marketing rights to its foreign affiliate, was realized in the 1993 statement of operations. This amount was net of previously unrecognized equity in CTSA's losses. The proforma results of operations of CTSA for 1993 are not presented due to the insignificant impact on reported results. As part of the Company's restructuring in 1994, the operations of this subsidiary were terminated and the assets liquidated (See Note M).

      During the second quarter of 1995, the Company sold its 62% interest in its German subsidiary to the subsidiary's general manager. In connection with the sale, the Company made a working capital commitment of 0.5 million Deutsche Marks (dm) which was paid in 1995. Additionally, the Company is entitled to future contingent payments of 30 percent of the former subsidiary's profits up to 500,000 dm. There are contingent payments of approximately one million dm due the Company representing previously advanced intercompany loans. Since the former subsidiary has had a history of operating losses, the Company has not recorded any amounts due. Further, the Company remains a guarantor of the former subsidiary's revolving credit facility of $1.4 million dm ($1.0 million) and is obligated to make the interest payments on the outstanding indebtedness. The accounting for the sale resulted in a charge to operations of $111,000 in 1995. As a result of the transaction, the accounts of the foreign subsidiary are no longer consolidated.

NOTE C -- PROPERTY AND EQUIPMENT

      A summary of property and equipment and related accumulated depreciation and amortization follows:

                                                          December 31,
                                                        1996        1995
                                                         (In thousands)
                                                         --------------

    Property and equipment ...........................   $5,616   $3,729
    Leased equipment capitalized .....................    1,371    1,511
    Leasehold improvements ...........................    2,653    1,895
                                                         ------   ------
                                                          9,640    7,135
    Less accumulated depreciation and amortization ...    4,886    3,752
                                                         ------   ------
                                                         $4,754   $3,383
                                                         ======   ======

NOTE D -- ACCRUED EXPENSES

    Accrued expenses are as follows:
                                                          December 31,
                                                        1996        1995
                                                         (In thousands)
                                                         --------------

    Incentive compensation and benefits.               $3,016     $2,445
    Research and technical service contracts              121        547
                                                          ---        ---
                                                       $3,137     $2,992
                                                        =====      =====

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE E -- LEASES

      The Company has entered into several noncancellable operating leases for the rental of certain office space expiring in various years through 2002. The Company also leases certain equipment under noncancellable capital and operating leases expiring in various years through 1999. The principal lease for office space provides for initial monthly rental of $28,442 escalating to $40,482 in the final year. The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 1996:

                                                 Capital    Operating
                                                  Leases       Leases
                                                  ------       ------
                                                     (In thousands)
      1997.....................................    $ 150       $1,203
      1998.....................................       43        1,054
      1999 ....................................        7          993
      2000 ....................................        -          830
      2001.....................................        -          701
      Thereafter...............................        -          244
                                                      ---         ---
      Total minimum lease payments.............      200       $5,025
                                                                =====
      Less amounts representing interest.......      (16)
      Present value of net minimum lease payments
        ($140 current portion).................    $ 184
                                                     ===

      Equipment acquired under capital leases amounted to $0, $140,000 and $0 in 1996, 1995, and 1994, respectively. Rent expense for all operating leases was $1,498,000, $897,000 and $738,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

NOTE F -- STOCKHOLDERS' EQUITY

      Common Stock: In March 1994, the Company issued 17,000 shares of common stock in consideration of patent rights related to its core platelet releasate technology.

      In August 1996 the Company completed a secondary public offering of 1,437,500 shares of common stock at a price of $17.00 per share. Expenses related to this offering were approximately $1,806,000.

      Director Share Purchase Program: In April 1993, the Company established a Director Share Purchase Program (the "Program") to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director's annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company's common stock at market value. In 1994, 1995 and 1996, the Company issued 342, 0, and 0 shares under the Program, respectively. At December 31, 1995 and 1996, 118,406 shares of common stock were reserved for future issuance under the Program.

      Warrants: In August 1995, the Company exchanged 5,803 shares of common stock for 12,500 shares issuable under warrants originally issued in connection with a working capital loan agreement entered into December 1990 and terminated in October 1991. In April 1996, the Company exchanged 102,608 shares of common stock for 166,667 shares issuable under a bridge financing agreement entered into in April 1991 and terminated upon the closing of the Company's 1991 initial public offering. There was no cash exchanged in either transaction.

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE F -- STOCKHOLDERS' EQUITY (Continued)

      Rights Plan: On October 25, 1995, the Board of Directors of the Company declared a dividend of one preferred share purchase right per share for each outstanding share of common stock of the Company. The dividend was paid on November 6, 1995 to shareholders of record on that date. Under certain circumstances each right may be exercised to purchase one-one hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01, of the Company for $65. The rights which are redeemable by the Company at $.01 per right expire in November 2005. The purchase right issued under the Company's Rights Agreement dated October 22, 1995 provides the holder "in the event of (i) the acquisition of 15% or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which results in a person or group owning 15% or more of the Company's common stock, to exercise each right (other than rights held by an Acquiring Person) to purchase common stock of the Company or a successor company with a market value of twice the $65 exercise price.

NOTE G -- STOCK BASED COMPENSATION PLANS

      The Company has a stock option plan which provides for the granting of non-qualified or incentive options to employees, directors, consultants and advisors. The plan authorized granting of up to 2,456,695 shares of the Company's common stock at the market value at the date of such grants. All options are exercisable at times as determined by the Board of Directors not to exceed ten years after the grant date.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB 25") in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing such stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and net income per share is required by Statement 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.36%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 62.2%; and a weighted-average expected life of the options of 4.0 years at December 31, 1996 and 1995.

      The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The Company's pro forma information is as follows:

                                            1996        1995
     Net Income:          As Reported        $10,695     $4,210
                          Pro Forma           10,088      4,126
     Primary EPS:         As Reported        $   .90     $  .39
                          Pro Forma              .85        .38
     Fully Diluted EPS:   As Reported        $   .89     $  .38
                          Pro Forma              .84        .37

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE G -- STOCK BASED COMPENSATION PLANS (Continued)

      As required by statement FASB No. 123, the fair value method of accounting has not been applied to options granted prior to January 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

      Information as to options for shares of common stock granted as of December 31, 1996 and 1995 is as follows:

                                           1996                              1995                              1994
                                    -----------------------------------------------------------------------------------------------
                                                 Weighted Avg                       Weighted Avg                     Weighted Avg
                                    Options      Exercise Price     Options         Exercise Price    Options        Exercise Price


Outstanding at beginning of year    1,131,611    $ 6.37             1,333,784       $ 5.21            1,280,918      $ 5.19
Granted ........................      348,100     21.91               297,700         8.73              476,000        3.78
Exercised ......................     (248,546)     5.11              (396,280)        4.39              (98,250)       2.07
Cancelled ......................      (53,332)    10.98              (103,593)        5.33             (324,884)       5.20
                                  -------------                     ----------                       -----------
Outstanding at end of year .....    1,177,833     15.04             1,131,611         6.37            1,333,784        5.21
                                  =============                     ===========                      ===========
Exercisable at end of year .....      318,481                         315,238                           432,540
                                  =============                     ===========                      ===========
Weighted average fair value of
   options granted .............                 $11.64                             $ 4.66
                                                 ======                             ======

      The following table summarizes information about stock options outstanding at December 31, 1996:
                                                     Weighted Average
                     Options        Options          Remaining
    Exercise Price   Outstanding    Exercisable      Contractual Life (In Years)
    1.55 - 4.75      332,158        126,887             6.4
    4.875 - 7.00     354,042        122,092             6.9
    8.50 - 10.125    103,800        50,375              8.3
   13.25 - 20.00     186,233        19,127              9.2
   20.25 - 27.25     201,600          0                 9.5
                     -------        ------              ---
                   1,177,833       318,481              7.7
                   =========       =======              ===

      At December 31, 1996, 1,112,042 shares of common stock were reserved for future issuance.

NOTE H -- INCOME TAXES

      The Company has available approximately $12 million and $26 million of net operating loss carryforwards (N.O.L.'s) and research credits as of December 31, 1996 and 1995, respectively, which may be used to reduce taxable income in future years. The aforementioned net operating loss carryforwards include the tax benefit of disqualifying dispositions related to stock options, the benefit of which will be realized through an equity adjustment by the Company in the period in which the carryforwards are fully utilized. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss and research credit carryforwards. The carryforwards begin to expire in fiscal year 1999 and will continue to expire through fiscal year 2009. Additionally, based on ownership changes which occurred in prior periods, it is expected that the annual utilization of the otherwise available net operating loss and research

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


credit carryforwards will be limited by the provisions of Sections 382 and 383 of the Internal Revenue Code, as amended. As such, the Company may be restricted as to the utilization of its net operating loss and

NOTE H -- INCOME TAXES (Continued)

research credit carryforwards incurred prior to July 1991. There was no income tax provision for 1994. The provision for income taxes for 1996 and 1995 is as follows (in thousands):

                                                  1996       1995
                                                  ----       ----

       Federal                                $  4,553     $  1,161
       State                                       780          137
       Utilization of N.O.L.'s                  (4,325)      (1,079)
                                                ------      --------
       Total income tax provision             $  1,008     $    219
                                                 =====          ===

     A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

                                                  1996       1995
                                                  ----       ----

           Federal statutory tax rate             35.0%      34.0%
           State income taxes net
           of federal benefit                      4.0        2.0
           Tax benefits of N.O.L.'s              (30.0)     (31.0)
                                                 -----      -----
           Effective tax rate                      9.0%       5.0%
                                                   ===        ===

      The Company has recorded a net deferred tax asset of approximately $5.6 and $12.0 million at December 31, 1996 and 1995, respectively, related to the aforementioned net operating loss carryforwards and research credits. Valuation allowances at December 31, 1996 and 1995 of equal value have been recorded which has the effect of reducing the carrying value of the deferred tax asset to zero. The valuation allowances at December 31, 1996 and 1995 are of equal value since it is more likely than not that none of the net operating loss will be utilized due to the Company's history of operating losses and the uncertainty of future profits. The valuation allowance decreased $6.4 million in 1996.

NOTE I -- LOANS PAYABLE AND LONG TERM DEBT

      In December 1992 the Company's German subsidiary entered into a 1.4 million deutsche mark (dm) revolving credit facility. In April 1994 this facility was increased to approximately 1.9 million dm, with 1.4 million dm converted to a term loan due in May 1998, and .5 million dm as a revolving credit facility reviewed for renewal annually. The facility provides for 10.0% interest on outstanding balances. The Company is a guarantor of this long-term facility for up to 1.4 million dm (approximately $1.0 million outstanding at December 31, 1996 and 1995). In May 1995, the Company sold its 62% interest in its German subsidiary. As part of the sale agreement the Company continues to guarantee the long term loan and has assumed responsibility for the interest payments on that loan (See Note B).

NOTE J -- MAJOR CUSTOMERS

      In 1994, 1995 and 1996, the Company derived 17%, 24% and 28% of its consolidated revenues from one customer, respectively.

NOTE K -- DISCONTINUED OPERATIONS

      On February 22, 1994 (effective January 1, 1994), the Company divested a wholly-owned subsidiary, UltraMed, Inc. (UltraMed), through the sale of all the issued and outstanding capital stock of UltraMed. Prior to the sale, UltraMed's principal operations consisted of the sale and distribution of wound care supplies and medical

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE K -- DISCONTINUED OPERATIONS (Continued)

equipment which represented the Company's only business in durable medical supplies and equipment. The purchase price for the stock was $4.6 million, representing the net book value of UltraMed plus advances owed the Company. The purchase price was payable pursuant to a promissory note, bearing interest at an annual rate of 4%, payable in monthly installments associated with the cash flow of the business but to be paid not later than December 31, 1996.

      The note was secured by a stock pledge executed by the buyer in favor of the Company, and a guarantee and security agreement executed by UltraMed covering the assets of the business. In addition, the Company has provided the buyer with certain indemnifications.

      As a result of the divestiture, the consolidated financial statements as of and for the year ended December 31, 1994, reflected the results of operations for UltraMed as discontinued. Due to changes in Medicare reimbursement including fee schedule reductions and changes in product coverage requirements and a U.S. Department of Justice legal action and settlement (See Note L), the business of UltraMed was adversely affected. In view of those events, the Company recorded a charge of $4.5 million during the second quarter of 1994 principally related to the impairment of the note receivable.

NOTE L -- LEGAL PROCEEDINGS

      In December 1994 the Company entered into a settlement agreement with the United States Department of Health and Human Services in connection with claims raised under the Civil False Claims Act against the Company and UltraMed, a former subsidiary which was sold in February 1994 (See Note K).

      Under the settlement agreement UltraMed agreed to pay $2.1 million to the United States, payable in equal semi annual installments through 1997 and the Company guaranteed the obligations of UltraMed to the United States. The Company advanced $0.3 million to UltraMed in 1994 in order for UltraMed to meet the initial obligations under the settlement agreement. In connection with the guarantee, the Company made payments totaling $1.6 million in 1995 to fully satisfy the obligation. The Company charged operations $0.7 million in 1994 and $1.2 million in 1995 related to the obligation. The payments and related charges to operations were made as a result of the inability of UltraMed to liquidate its assets at previously estimated values and the continuing deterioration of the UltraMed business.

      On December 6, 1996 the United States District Court for the Eastern District of New York approved the class action settlement in a lawsuit filed against the Company and certain of its officers by a shareholder. The settlement disposed of allegations by the shareholder that the Company failed to meet its disclosure obligations with respect to certain practices of UltraMed, Inc. The Company denied any liability or wrongdoing and the settlement was neither an admission of any liability or wrongdoing by the Company or any of its officers or employees. The action was settled for a total payment of $500,000 of which 50% was paid by the Company's insurer.

      The Company, in the ordinary course of business is the subject of or party to various lawsuits, the outcome of which in the opinion of management, will not have a material adverse effect on the consolidated financial statements.

NOTE M -- RESTRUCTURING CHARGE

      The Company recorded a corporate restructuring charge of $1.7 million during the second quarter of 1994. The restructuring plan included a significant reduction in research and development activities, reduction in European development activities, as well as a general reorganization of resources which was approved by management in June 1994 and substantially completed by the end of 1994.

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE M -- RESTRUCTURING CHARGE (Continued)

      The restructuring included the termination of 15 research personnel and the termination of outside research contracts related to new drug discovery efforts. Additionally, the Company reduced its European development activities with the termination of 4 people responsible for the development of strategic alliances for future products. Further, the restructuring included the discontinuance of the Company's business of establishing a wound care program in a comprehensive outpatient rehabilitation facility.

      The restructuring charge included approximately $500,000 for employee severance and related costs, $363,000 related to property and equipment write-offs, $348,000 related to research contract terminations, $113,000 in provisions for leases and other facility obligations and $120,000 for legal and other professional fees associated with the restructuring and reorganization for the Company's operations. Also included is a charge of $240,000 for an uncollectible advance associated with the Company's efforts to establish a wound care program in a comprehensive outpatient rehabilitation facility. The employee severance costs principally covered a reduction of personnel in research and development and European administration. The amount of benefits paid in 1994 was $100,000 covering 19 terminated employees. The amount of benefits paid in 1995 was $370,000. The restructuring charges included $932,000 of costs requiring cash expenditures and the remaining $752,000 includes costs related to write-offs and provisions which did not have cash requirements.

                                                                     Schedule II

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          YEAR ENDED DECEMBER 31, 1996



       COL. A                            COL.B             COL. C                          COL. D             COL. E
                                                           ADDITIONS

                                         Balance at        Charged to   Charged to                            Balance at
                                         Beginning         Costs and    Other Account      Deductions         End
       DESCRIPTION                       of Period         Expenses     Describe           Describe           of Period


Year ended December 31, 1996
Allowance for doubtful accounts .....  $  514,000         $   782,000      $ -            $(355,000)(3)      $   941,000
                                       ============       =============    ====           =============      ===========
Allowance for deferred tax valuation   $12,000,000        $(6,400,000)     $ -            $    -             $ 5,600,000
                                       ============       =============    ====           =============      ===========


Year ended December 31, 1995
Allowance for doubtful accounts .....  $   364,000        $     150,000    $ -            $  --              $  514,000
                                       ===========        =============    ====           =========          ===========

Allowance for deferred tax valuation   $12,500,000        $    (500,000)(2)$ -            $  --              $12,000,000
                                       ===========        ================ ====           =========          ===========


Year ended December 31, 1994
Allowance for doubtful accounts .....  $   --             $     388,000    $ -            $ (24,000)(1)      $   364,000
                                       ============       =============    ====         ===============       ==========
Allowance for deferred tax valuation$   9,600,000$             2,900,000(2)$ -            $    --            $12,500,000
                                       ============       ================ ====         ===============      ===========


(1)  Accounts written off during 1994
(2)  Offset by (decrease) increase in net deferred tax assets
(3)  Accounts written off during 1996


                                INDEX TO EXHIBITS

 Exhibit No. Description                                                Page No.

 3.1    Articles of Incorporation of the Company                             (1)

 3.2    Bylaws of the Company                                                (1)

 4.0    Rights Agreement, dated as of October 25, 1995 between
        Curative Technologies, Inc. and Bank Minnesota,
        National Association, as Rights Agent                               (10)

 4.1    Stock Purchase Agreement, dated July 6, 1989, among
        the Company and certain investors named therein             1) (Ex. 4.2)

 4.2    Form of Amendment and Waiver of Stock Purchase Agreement,
        Shareholders' Agreement and Shareholder Control Agreement,
        dated April 8, 1991, among the Company
        and certain shareholders                                   (1) (Ex. 4.5)

10.1    Master Lease, dated as of December 30, 1988, between Equitec
        Leasing Company and the Company                           (1) (Ex. 10.1)

10.2 Warrant, dated as of December 31, 1990, from the Company to Pacificorp Credit, Inc. dba Pacific Venture Finance, Inc. (1) (Ex. 10.4)

10.3    Development and Manufacturing Agreement, dated as of
        November 30, 1990, between the Company and New York
        Blood Center, Inc.                                        (1) (Ex. 10.5)

10.4    License Agreement, dated as of November 30, 1990, between the
        Company and New York Blood Center, Inc.                   (1) (Ex. 10.6)

10.5    Shareholders Agreement, dated September 21, 1990, among the
        Company, Dilpi. Befriebswirt Wilhelm Bayatrz, Prof. Dr. Hans
        Winkelmann and Curative Technologies GmbH                 (1) (Ex. 10.7)

10.6    Technology Transfer Agreement, dated September 21, 1990,
        between Curative Technologies GmbH and the Company        (1) (Ex. 10.8)

10.7    Support Agreement dated as of September 21, 1990, between
        Curative Technologies GmbH and the Company                (1) (Ex. 10.9)

10.8    Shareholders Agreement, dated November 16, 1990, between
        the Company and Espace Diversifications S.A.             (1) (Ex. 10.10)

10.9    Technology Transfer Agreement, dated February 5, 1991, between
        the Company and Curative Technologies S.A.               (1) (Ex. 10.11)

10.10   Trademark License Agreement, dated February 5, 1991, between
        the Company and Curative Technologies S.A.               (1) (Ex. 10.12)

10.11   Development and Manufacturing Agreement, dated November
        16, 1990, between the Company and Foundation Nationale
        de Transfusion Sanguine (FNTS)                           (1) (Ex. 10.13)

10.12   Manufacturing Agreement, dated January 22, 1991, among the
        Company, Curative Technologies S.A. and FNTS             (1) (Ex. 10.14)

10.13   Contractual Agreement for Wound Healing Product effective as of
        January 1, 1988, between the Company and the University of
        Minnesota Hospital and Clinic                            (1) (Ex. 10.17)

10.14   Form of Wound Care Center(R)Contract                     (1) (Ex. 10.18)

10.15   Consulting Agreement, dated March 29, 1991, between David R.
        Knighton and the Company                                 (1) (Ex. 10.20)

10.16   Lease Agreement dated June 13, 1989, between In-House Partners
        and the Company                                          (1) (Ex. 10.21)

10.17   Employment Agreement, dated as of October 1, 1990, between
        Russell B. Whitman and the Company and related forms of
        stock options                                          (1) (Ex. 10.22)**

10.17.1 Transition and Consulting Agreement, dated as of June 15, 1995,
        between Russell B. Whitman and the Company                          (13)

10.18   Employment Agreement, dated as of March 6, 1989, between
        Gerardo Canet and the Company and related forms of
        stock options                                          (1) (Ex. 10.23)**

10.19   Employment Agreement, dated as of August 20, 1987, between
        Ronald G. Duff and the Company                         (1) (Ex. 10.24)**

10.20   Employment Agreement, dated as of July 6, 1987, between
        John C. Prior and the Company                          (1) (Ex. 10.25)**

10.21   Employment Agreement, dated as of April 17, 1989, between
        Kathleen Kelleher and the Company                      (1) (Ex. 10.26)**

10.22   Employment Agreement, dated as of November 21, 1991, between
        Kerstin B. Menander and the Company                                (5)**

10.23   1991 Stock Option Plan                                 (1) (Ex. 10.27)**

10.24   Amendment No. 1 to the 1991 Stock Option Plan,                     (2)**
        Amendment No. 2 to the 1991 Stock Option Plan and
        Amendment No. 3 to the 1991 Stock Option Plan

10.25   Amended and Restated Bridge Financing Commitment Agreement,
        dated April 30, 1991, with a form of warrant attached    (1) (Ex. 10.28)

10.25.1  Amendment to Stock Subscription Warrant for Shares of Common
         Stock of Curative Technologies, Inc.                               (12)

10.26   Letter Agreement, dated November 29, 1990, between the Company
        and FNTS                                                 (1) (Ex. 10.29)

10.27   Agreement between the Company and Knighton Clinic of
        Reparative Medicine, P.A.                                            (5)

10.28   Consulting Agreement dated as of November 1, 1992, by and
        between Embro Corporation, David R. Knighton and the Company         (5)

10.29   Research Agreement dated January 1, 1993, by and between the
        Company and Embro Corporation                                        (5)

10.29.1 Termination Letter Agreement dated October 14, 1994, by and among
        Embro Corporation, David R. Knighton and the Company                 (9)

10.30   Asset Purchase Agreement, dated June 24, 1992, among the Company,
        UniqMed, Inc., Robert S. Baurys II, and UltraMed, Inc.               (3)

10.31   Stock Purchase Agreement by and among UM Acquisition Corporation and Curative Health Services, Inc., dated February 22, 1994 and
        related agreements                                                   (4)

10.32   Employment Agreement, dated as of October 21, 1993, between
        Howard Jones and the Company                                       (7)**

10.33   Purchase Agreement among the Company, Curative Technologies S.A.
        and FNTS                                                             (7)

10.34   Curative Health Services, Inc., Director Share Purchase Program    (6)**

10.35   Curative Health Services, Inc. Employee 401(k) Savings Plan, as amended
        and restated                                                       (8)**

10.36   Settlement Agreement by and between the University of California,
        David R. Knighton and the Company dated September 1, 1993            (9)

10.37 Settlement Agreement by and among the United States of America and UltraMed, Inc., Robert Baurys, Susan Hrim, Cy Corgan, Chris
          Rosenski  and the  Company  dated  October  18,  1994 and  related
          agreements                                                         (9)

10.38   Employment Agreement dated as of October 26, 1994, between
        John Vakoutis and the Company                                      (9)**

10.38.1 Amendment of Employment Agreement, dated July 25, 1995
        between John Vakoutis and the Company                             (13)**

10.39   Employment Agreement dated as of  June 11, 1987, between
        Judith Connell and the Company                                     (9)**

10.40   Employment Agreement dated as of August 1, 1989, between
        Carol Gleber and the Company                                       (9)**

10.41   Employment Agreement dated as of June 17, 1987, between
        Gary Jensen and the Company                                        (9)**

10.42    Memorandum of Understanding - Settlement of Shareholder Lawsuit    (13)

10.43    Final Judgment and Order of Dismissal with Prejudice of Class Action  *

10.44    Curative Technologies, Inc. Non-Employee Stock Option Plan         (11)

22.     Subsidiaries of the Registrant                                         *

23.     Consent of Ernst & Young LLP                                           *


*     Filed herewith
** Required to be filed pursuant to Item 601(b) (10) (ii) or (iii) (A) of Regulation S-K.
(1) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 33-39880).
(2) Incorporated by reference to Exhibit 10.25.1 to the Company's Quarterly Report's on Form 10-Q for the quarters ended June 30, 1992, June 30, 1993 and June 30, 1996.
(3) Incorporated by reference to Exhibit 7(C)(2) to the Company's Current Report on Form 8-K dated June 24, 1992.
(4) Incorporated by reference to Exhibit 7(C)(1) to the Company's Current Report on Form 8-K dated February 22, 1994.
(5) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1992.
(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed July 7, 1993, No. 33-65710).
(7) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1993.
(8) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed October 13, 1994, No. 33-85188).
(9) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1994.
(10) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated November 6, 1995.
(11) Incorporated by reference to Exhibit 10.25.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(12) Incorporated by reference to the similarly numbered Exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(13) Incorporated by reference similarly numbered Exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995.

                                                                   Exhibit 10.43

                         IN THE UNITED STATES DISTRICT COURT
                          EASTERN DISTRICT OF NEW YORK
---------------------------------------------------------X

HARRY H. JACOBS,

                            Plaintiff,                   Master File No.
                                                         94-CV-2923 (TCP)
            - against -

CURATIVE TECHNOLOGIES, INC.,
RUSSELL B. WHITMAN and JOHN C. PRIOR,

                            Defendants.

-----------------------------------------------------------X

                      FINAL JUDGMENT AND ORDER OF DISMISSAL
                         WITH PREJUDICE OF CLASS ACTION

            A. The above-captioned class action litigation is pending in this Court on behalf of: All purchasers of the common stock of Curative between March 31, 1993 and June 20, 1994, inclusive (the "Class Period"), excluding Curative, its subsidiaries and affiliates, the other Defendants and members of their immediate families, and the heirs, successors-in-interest or assigns of any such Defendant (the "Class").

            B. The parties have proposed to settle their differences as set forth in the Stipulation and Agreement of Compromise and Settlement, dated as of July 24, 1996 (the "Settlement Agreement") and attached exhibits.
            C. Plaintiff's Counsel have caused a Notice of Pendency of Class Action, Class Action Determination, Proposed Settlement of Class Action, Settlement Hearing and Right to Appeal (the "Notice") to be sent to all persons who may be the Settlement. On September 27, 1996, Plaintiffs published a Summary Notice of Hearing on Proposed Settlement of Class Action (the "Summary Notice") in the national edition of The Wall Street Journal. Affidavits and/or declaration of mailing of the Notice and publishing of the Summary Notice were filed with the Court on November 26, 1996.
            This Court has  considered  the arguments of counsel,  the documents described above, all other pleadings, papers and files herein, and has held a hearing to permit persons opposed to the Settlement to make their views known. Good cause appearing therefor, IT IS HEREBY ORDERED AS FOLLOWS:
            1. The Court finds that: (a) the members of the Settlement Class are so numerous that joinder of all Class Members in this action is impracticable;
(b) there are questions of law and fact common to the Class Members which predominate over any individual issues; (c) the claims or defenses of the Class Plaintiff is typical of the claims or defenses of the Class; (d) the Class Plaintiff and his counsel have fairly and adequately protected the interests of the Class; (e) the prosecution of separate actions by individual Class Members would create a risk of inconsistent or varying adjudications with respect to individual Class Members; (f) the prosecution of separate actions would create a risk of adjudications with respect to individual Class Members that would as a practical matter be dispositive of the interests of the other members; and (g) the Defendants have acted or refused to act on grounds generally applicable to the Class.
            2. The Settlement Class, as defined above and in the Settlement Agreement, is hereby certified as all purchasers of the common stock of Curative between March 31, 1993 and June 20, 1994, inclusive, excluding Curative, its subsidiaries and affiliates, the other Defendants and members of their immediate families, and the heirs, successors-in-interest or assigns of any such Defendant.
            3. The Notice provided to potential Class Members constitutes the best notice practicable under the circumstances and includes individual notice to all Class Members who could be identified by reasonable effort. The affidavits or declarations of mailing and publishing filed with this Court on November 26, 1996, demonstrate that this Court's orders with respect to the Notice have been complied with and further that the best notice practicable under the circumstances was in fact given and constituted valid, due and sufficient notice to the Class Members, complying fully with due process and Rule 23 of the Federal Rules of Civil Procedure.
            4. For purposes of this Final Judgment, the Court adopts and incorporates the definitions in the Settlement Agreement.
            5. This Court has jurisdiction of the subject matter of this litigation, of all actions within this litigation, and over all parties to this litigation, including all Class Members.
            6. The proposed Settlement is hereby approved as fair, reasonable and adequate.
            7. The Court hereby decrees that neither the Settlement, nor this Final Judgment, nor the fact of Settlement constitute an admission or concession by any Defendant of any liability or wrongdoing whatsoever. The Final Judgment is not a finding of the validity or invalidity of any claim asserted in the Action, or of any wrongdoing by any Defendant. Neither the Settlement, nor this Final Judgment, nor the Settlement negotiations, nor the Settlement proceedings, nor the fact of Settlement, nor any documents related to the Settlement shall be used or construed as an admission of any fault, liability or wrongdoing by any person or entity, or shall be offered or received in evidence as an admission, concession, presumption or inference against any party in any proceeding other than such proceedings as may be necessary to consummate or enforce the Settlement.
            8. The names and addresses of all persons and entities who made a timely request to be excluded from the Class, and are therefore not members of the Class are set forth in Exhibit A.

            9. This Action is hereby  dismissed in accordance  with the terms of the Settlement Agreement, without costs (except as provided in the Settlement Agreement) and upon the merits and with prejudice and in full and final discharge of any and all claims of Class Plaintiff and Class Members.
            10. The  Released  Parties  are hereby  released  from the  Released
Claims, as defined in the Settlement Agreement. "Released Claims" means and includes any and all claims, whether known or unknown and whether based upon federal or state law, statute or common law, against the Defendants or any of them, or any of their present or former officers, directors, managing directors, employees, agents, attorneys, financial advisors, insurers, underwriters, selling group members, investment bankers, representatives, affiliates, associates, parents, subsidiaries, general and limited partners and partnerships, heirs, executors, administrators, successors and assigns (the "Released Parties"), and whether bought directly, individually, representatively or in any other capacity, in connection with, or that arise out of or relate to
(a) the purchase of the common stock of Curative by a Class member during the Class Period, or (b) any act, or failure to act, omission, misrepresentation, fact, event, transaction, occurrence, or other matter set forth, alleged, embraced, underlying or otherwise referred to, or which could have been asserted, alleged, embraced or complained of, in the Amended Complaint.
            11. It is expressly determined,  within the meaning of Rule 54(b) of the Federal Rules of Civil Procedure that there is no just reason for delay and the entry of this judgment is hereby expressly directed.
            12. Plaintiff's  Counsel in the action are hereby awarded attorneys=
fees in the amount of $150,000.00 to be paid in accordance with the terms of the Settlement Agreement.

            13. Plaintiff's Counsel in the action are hereby awarded reimbursement of expenses in the amount of $10,000.00 to be paid in accordance with the terms of the Settlement Agreement.
Dated:        December 6, 1996
                                                   /s/  Thomas C. Platt
                                                                 U.S.D.J.

                                                                      Exhibit 22



SUBSIDIARIES OF THE REGISTRANT


The following is a list of all of the subsidiaries of the registrant:

1. Wound Care Centers(R) of America Incorporated, organized under the laws of Delaware.

2.  CHS Services, Inc., organized under the laws of Delaware.

                                                                      Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-54880) pertaining to the Curative Health Services Inc. and subsidiaries 1991 Stock Option Plan, as amended in the Registration Statement (Form S-8 No. 33-19370) pertaining to the Curative Health Services Inc. and subsidiaries Director Share Purchase Program, and in the Registration Statement (Form S-8 No. 33-85188) pertaining to the Curative Health Services Inc. and subsidiaries Employee 401(k) Savings Plan of our report dated January 31, 1997, with respect to the consolidated financial statements and schedule of Curative Health Services, Inc. and subsidiaries (formerly Curative Technologies, Inc.) included in the Annual Report (Form 10-K) for the year ended December 31, 1996.


                                          /s/ Ernst & Young LLP

Melville, New York
March 27, 1997