Form 10-Q
period 1997-03-31
CURATIVE HEALTH SERVICES INC
filed 1997-05-14
CIK 874212

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              -----------------
                                   FORM 10Q
                              -----------------

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

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

                          14 Research Way, Box 9052
                         East Setauket, NY 11733-9052
                   (Address of principal executive offices)
                       Telephone Number (516) 689-7000

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

            Yes     X                                No  ______

As of May 1, 1997 there were 12,328,832 shares of the Registrant's Common Stock, $.01 par value, outstanding.

             Curative Health Services, Inc. and Subsidiaries

                                    INDEX

Part I       Financial Information                                   Page No.


Item 1       Condensed Consolidated Financial Statements:

             Condensed Consolidated Statements of Operations
             Three Months ended March 31, 1997 and 1996                     3


             Condensed Consolidated Balance Sheets
             March 31, 1997 and December 31, 1996                           4



             Condensed Consolidated Statements of Cash Flows
             Three Months ended March 31, 1997 and 1996                     5



             Notes to Condensed Consolidated Financial Statements           6


Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7


Part II      Other Information                                       Page No.


Item 6       Exhibits and Reports on Form 8-K                               9


             Signatures                                                    10

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                          1997           1996
                                                          ----           ----

Revenues                                                $19,654        $14,917

Cost and Expenses:

      Cost of product sales and services                 10,858          8,335
      Selling, general and administrative                 5,064          4,752
                                                         ------         ------
            Total costs and operating expenses           15,922         13,087
                                                         ------         ------
Income from operations                                    3,732          1,830

Interest income                                             576            183
                                                         ------         ------
Income before income taxes                                4,308          2,013

Income taxes                                                643            140
                                                         ------         ------
Net income                                              $ 3,665        $ 1,873
                                                         ======         ======

Net income per common share and equivalent shares           .28            .17
                                                            ===            ===

Weighted average common and common equivalent
shares outstanding                                       12,945         11,315
                                                         ======         ======


                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                              March 31, 1997   December 31, 1996
                                               (Unaudited)

ASSETS

Cash and cash equivalents                       $ 12,618           $  5,226
Marketable securities held-to-maturity            32,213             37,838
Accounts receivable, net                          11,601             12,319
Prepaids and other current assets                    739              1,022
                                                --------           --------

      Total current assets                        57,171             56,405

Property and equipment, net                        5,102              4,754
Other assets                                         787                800
                                                --------           --------
      Total assets                              $ 63,060           $ 61,959
                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                $  6,669          $   7,368
Accrued liabilities                                1,747              3,137
Current lease obligations                             99                140
                                                --------           --------
      Total current liabilities                    8,515             10,645

Long-term debt                                        --              1,000
Capital lease obligations                             41                 44

Stockholders' equity

      Common stock                                   123                121
      Additional paid in capital                  69,988             69,421
      Deficit                                    (15,565)           (19,230)
                                                 --------           --------
                                                  54,546             50,312

      Subscription receivable                        (42)               (42)
                                                 --------           --------
      Total stockholders' equity                  54,504             50,270
                                                 --------           --------

      Total liabilities and stockholders'equity $ 63,060          $  61,959
                                                 ========           ========

                             See accompanying notes

               Curative Health Services, Inc. and Subsidiaries

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                    Three Months Ended March 31,

                                                               1997        1996
                                                               ----        ----
OPERATING ACTIVITIES:

Net income                                                 $  3,665    $  1,873
Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                             405         242
      Changes in operating assets and liabilities            (1,087)     (1,118)
                                                           --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,983         997

INVESTING ACTIVITIES:

Purchase of property and equipment                             (740)       (261)
Sales of marketable securities                                5,624          19
                                                           --------    --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           4,884        (242)

FINANCING ACTIVITIES:

Proceeds from exercise of stock options                         568         357
Principal payments on loans and capital lease obligations    (1,043)        (39)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (475)        318

INCREASE IN CASH AND CASH EQUIVALENTS                         7,392       1,073

Cash and cash equivalents at beginning of period              5,226       2,835
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 12,618    $  3,908
                                                           ========    ========

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                              $     13    $     17
                                                           ========    ========

                             See accompanying notes

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Note 2.  Income per Common Share

   Income per common share is computed by dividing the net income by the weighted average number of common shares outstanding plus dilutive common share equivalents. In February 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31,1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31,1997 and March 31, 1996 of $.02 and $.01 per share respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the first quarter of fiscal year 1997 increased 32 percent to $19,654,000, compared to $14,917,000 for the first quarter of the prior fiscal year. The revenue increase is attributable to the operation of 128 wound care facilities at the end of the first quarter of 1997 compared to 89 at the end of the first quarter of 1996 and an 11 percent increase in revenues at existing centers related to higher patient volumes. Total new patients increased 31 percent from 8,683 in the first quarter of 1996 to 11,373 for the same period in 1997. The total number of new patients receiving Procuren(R) therapy increased 16 percent from 1,745 in the first quarter of 1996 to 2,019 in the first quarter of 1997. The percentage of patients receiving Procuren(R) therapy decreased during the first quarter of 1997 to 18 percent from 20 percent for the same period in 1996. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center(R) occurs as the local medical community becomes familiar with the services offered by the Wound Care Center(R) and refers a broader range of chronic wound patients to the Wound Care Center(R) for treatment. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the first quarter increased from $8,335,000 in 1996 to $10,858,000 in 1997, an increase of 30 percent. The increase is attributable to additional staffing and operating expenses of approximately $1,337,000 associated with the operation of 39 additional wound care facilities at the end of the first quarter of 1997, as well as increased volume at existing wound care facilities. Additionally, these 39 facilities included four additional free-standing Wound Care Centers(R) and seven additional under-arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional clinical staffing and expenses that these models require. As compared with the first quarter of 1996, the higher services components at these facilities accounted for an additional $713,000 of the increase in product costs and services for the first quarter of 1997. As a percentage of revenues, costs of product sales and services for the first quarter of 1997 was 55 percent compared to 56 percent for the same period in 1996. The one percent improvement is attributed to the ability of the Company to obtain leverage by spreading the costs of its overhead over a broader revenue base and the improvement of margins at its free-standing Wound Care Centers(R) in the first quarter of 1997 as compared to the same period in 1996.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter increased from $4,752,000 in 1996 to $5,064,000 in 1997, an increase of seven percent. For the quarter the increase is attributable to the staffing and operating expenses associated with the growth in the wound care business particularly related to field support departments including clinical operations and management information systems. As a percentage of revenues, selling, general and administrative, expenses were 32 percent in the first quarter of 1996 compared with 26 percent in the first quarter of 1997. The decrease is attributable to the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

Net Income. Net income improved from $1,873,000 or $0.17 per share in the first quarter of 1996 to $3,665,000 or $0.28 per share in the first quarter of 1997. The increase in earnings of $1,792,000 for the three months ended March 31, 1997 as compared to March 31, 1996 is primarily attributable to an improvement in operating margins associated with the revenue growth particularly related to existing wound care centers and economies of scale achieved from market growth, and increased interest income due to higher cash balances offset by an increase in income taxes as the result of higher effective tax rates in 1997. Effective tax rates are higher in 1997 due to the anticipated full utilization of net operating loss carryforwards.

Liquidity and Capital Resources. Working capital was $48.7 million at March 31, 1997 compared to $45.8 million at December 31, 1996. Total cash, cash equivalents and marketable securities held-to-maturity as of March 31, 1997 was $44.8 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities increased from 5.3:1 at December 31, 1996 to 6.7:1 at March 31, 1997. The Company's increase in working capital and improvement in the ratio of current assets is primarily attributable to the net income for the three months.

Cash flows provided by operations for the first three months of 1997 totaled $2,983,000 primarily attributable to the net income for the period. Cash flows used in investing activities totaled $4,884,000 primarily attributable to maturities of marketable securities. Cash flows used in financing activities totaled $475,000 primarily attributable to the payment of the loan guaranteed by the Company for its former subsidiary Curative Technologies, GmbH.

For the first three months of 1997, the Company experienced a $718,000 net decrease in accounts receivable primarily due to an improvement in days receivables outstanding. The average number of days receivables outstanding decreased to 53 days as of March 31, 1997 compared to 59 as of December 31, 1996. Further, the Company's accounts payable and accrued expenses decreased $2,089,000 as of March 31, 1997 compared to December 31, 1996.

The Company's longer term cash requirements include working capital for the further expansion of its wound care business. Other cash requirements are anticipated for capital expenditures in the normal course of business and the acquisition of software, computers and equipment related to the Company's upgrade of management information systems. The Company expects that based on its current business plan, its existing cash equivalents and marketable securities will be sufficient to satisfy its current working capital needs. The effects of inflation and foreign currency translation risks are considered immaterial.

Cautionary Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, changes in the Company's level of business with Columbia/HCA Healthcare Corporation, changes in the government regulations relating to the Company's wound care operations or Procuren(R), uncertainties relating to health care reform initiatives, changes in the availability of third party reimbursements for the Company's product and services, and the other risks and uncertainties detailed throughout this report and from time to time in the Company's filings with the Securities and Exchange Commission.

Curative Health Services, Inc. and Subsidiaries

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

        (a)Exhibit 27 Financial Data Schedule

        (b)No reports on Form 8-K filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1997

                                          Curative Health Services, Inc.
                                          (Registrant)

                                          /s/  John Vakoutis
                                          -------------------------------------
                                          John Vakoutis
                                          President and Chief Executive Officer


                                          /s/  John C. Prior
                                          -------------------------------------
                                          John C. Prior
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)