Form 10-Q
period 1997-06-30
CURATIVE HEALTH SERVICES INC
filed 1997-08-13
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10Q

                               -----------------

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

            Yes     X                                No  ______

As of July 1, 1997 there were 12,384,955 shares of the Registrant's Common Stock, $.01 par value, outstanding.

               Curative Health Services, Inc. and Subsidiaries

                                    INDEX


Part I      Financial Information                                     Page No.
------------------------------------------------------------------------------

Item 1      Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three and Six Months ended June 30, 1997 and 1996         3

            Condensed Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996                       4

            Condensed Consolidated Statements of Cash Flows
                  Six Months ended June 30, 1997 and 1996                   5

            Notes to Condensed Consolidated Financial Statements            6

Item 2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 7


Part II     Other Information                                         Page No.
------------------------------------------------------------------------------

Item 4      Submission of Matters to a Vote of Security Holders            10


Item 6      Exhibits and Reports on Form 8-K                               10

            Signatures                                                     11

Part I.  Financial Information
------------------------------
Item 1.  Condensed Consolidated Financial Statements

                  Curative Health Services, Inc. and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                   (Unaudited)

                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                        ------------------      ----------------
                                          1997        1996        1997      1996
                                          ----        ----        ----      ----
Revenues                                $ 21,687   $ 16,388    $ 41,341 $ 31,305

Costs and operating expenses:

   Cost of product sales and services     11,894      9,024      22,752   17,359
   Selling, general and administrative     5,757      4,861      10,821    9,613
                                          ------      -----      ------    -----

   Total costs and operating expenses     17,651     13,885      33,573   26,972
                                          ------     ------      ------   ------

Income from operations                     4,036      2,503       7,768    4,333

Interest income                              649        184       1,225      367
                                             ---        ---       -----      ---

Income before income taxes                 4,685      2,687       8,993    4,700

Income taxes                                 773        244       1,416      384
                                             ---        ---       -----      ---

Net income                               $ 3,912    $ 2,443     $ 7,577  $ 4,316
                                           =====      =====       =====    =====

Net income per common share and          $   .30    $   .21     $   .59  $  .38
equivalent shares                            ===        ===         ===     ===


Weighted average common shares            12,926     11,382      12,935   11,306
outstanding                               ======     ======      ======   ======


                             See accompanying notes
                                       3

                  Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                              June 30,1997     December 31, 1996
                                              ------------     -----------------
                                              (Unaudited)
ASSETS

Cash and cash equivalents                     $  12,429        $    5,226
Marketable securities held-to-maturity           34,195            37,838
Accounts receivable, net                         14,187            12,319
Prepaids and other current assets                 1,069             1,022
                                                  -----             -----

      Total current assets                       61,880            56,405

Property and equipment, net                       6,867             4,754
Other assets                                        774               800
                                                    ---               ---

      Total assets                            $   69,521        $  61,959
                                                  ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                              $   7,976         $   7,368
Accrued liabilities                               2,650             3,137
Current lease obligations                            73               140
                                                     --               ---

      Total current liabilities                  10,699            10,645

Long-term debt                                        -             1,000
Capital lease obligations                            24                44

Stockholders' equity

      Common stock                                  123              121
      Additional paid in capital                 70,370           69,421
      Deficit                                   (11,653)         (19,230)
                                                 ------           ------
                                                 58,840           50,312

      Subscription receivable                       (42)             (42)
                                                     --               --

      Total stockholders' equity                 58,798           50,270
                                                 ------           ------

      Total liabilities and stockholders'     $  69,521        $  61,959
      equity                                     ======           ======



                             See accompanying notes

                  Curative Health Services, Inc. and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                            1997          1996
                                                            ----          ----

OPERATING ACTIVITIES:

Net income                                               $  7,577      $  4,316
Adjustments to reconcile net income to net
      cash provided by operating activities:

      Depreciation and amortization                           823           403
      Changes in operating assets and liabilities          (1,794)       (1,942)
                                                            -----         -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                   6,606         2,777

INVESTING ACTIVITIES:

Purchase of property and equipment                         (2,910)         (612)
Sales (purchases) of marketable securities - net            3,643          (552)
                                                            -----           ----

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           733        (1,164)

FINANCING ACTIVITIES:

Proceeds from exercise of stock options                       951           885
Principal payments on loans and capital lease obligations  (1,087)          (79)
                                                            -----            --
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (136)          806

INCREASE IN CASH AND CASH EQUIVALENTS                       7,203         2,419

Cash and cash equivalents at beginning of period            5,226         2,835
                                                            -----         -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 12,429       $ 5,254
                                                           ======         =====

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                            $     12       $    20
                                                               ==            ==


                              See accompanying notes

                  Curative Health Services, Inc. and Subsidiaries

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.


Note 2.  Income per Common Share

   Income per common share is computed by dividing the net income by the weighted average number of common shares outstanding plus dilutive common share equivalents. In February 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31,1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1997 and June 30, 1996 of $.02 per share, respectively, and for the six months ended June 30, 1997 and June 30, 1996 an increase of $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the second quarter of fiscal year 1997 increased 32 percent to $21,687,000, compared to $16,388,000 for the second quarter of the prior fiscal year. The revenue increase is attributable to the operation of 131 wound care facilities at the end of the second quarter of 1997 compared to 99 at the end of the second quarter of 1996 and a 12 percent increase in revenues at existing centers related to higher patient volumes. Total new patients increased 26 percent from 9,721 in the second quarter of 1996 to 12,271 for the same period in 1997. The total number of new patients receiving Procuren(R) therapy increased 10 percent from 2,029 in the second quarter of 1996 to 2,237 in the second quarter of 1997. The percentage of patients receiving Procuren(R) therapy decreased during the second quarter of 1997 to 18 percent from 21 percent for the same period in 1996. For the first six months of 1997 revenues totalled $41,341,000, an increase of 32 percent compared to $31,305,000 for the same period in 1996. The increased revenue is attributable to the operation of 131 wound care facilities at the end of the second quarter 1997 compared to 99 at the end of the second quarter of 1996 and an 11 percent increase in revenues at existing wound care facilities related to higher patient volumes. Total new patients to the wound care facilities increased 28 percent to 23,644 in the first six months of 1997 compared to 18,426 in the first six months of 1996. The total number of new patients receiving Procuren(R) therapy increased 12 percent to 4,256 in the first six months of 1997 from 3,788 in the first six months of 1996. However, the percentage of patients receiving Procuren(R) decreased from 21 percent in the first six months of 1996 to 18 percent during the first six months of 1997. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center(R) occurs as the local medical community becomes familiar with the services offered by the Wound Care Center(R) and refers a broader range of chronic wound patients to the Wound Care Center(R) for treatment. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the second quarter increased from $9,024,000 in 1996 to $11,894,000 in 1997, an increase of 32 percent, and for the first six months of 1997 totalled $22,752,000 compared to $17,359,000 for the same period in 1996. For the second quarter the increase is attributable to additional staffing and operating expenses of approximately $1,152,000 associated with the operation of 32 additional wound care facilities at the end of the second quarter of 1997, as well as increased volume at existing wound care facilities. Additionally, these 32 facilities included three Freestanding Wound Care Centers(R) and seven additional under-arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional clinical staffing and expenses that these models require. As compared with the second quarter of 1996, the higher services components at these facilities accounted for an additional $829,000 of the increase in product costs and services for the second quarter of 1997. As a percentage of revenues, costs of product sales and services for the second quarter of 1997 was 54.8 percent compared to 55.1 percent for the same period in 1996. The decrease is attributable to the ability of the Company to leverage the fixed overhead components of the cost of product sales and services over a growing revenue base. For the first six months of 1997, costs of product sales and services increased 31 percent. The increase is attributed to additional staffing and operating expenses of approximately $2,242,000 associated with the operation of 32 additional wound care facilities at the end of the second quarter of 1997 as well as increased volume at existing wound care facilities. Additionally these 32 facilities included three Freestanding Wound Care Centers(R) and seven additional under arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional staffing and expense that these models require. As compared with the first six months of 1996, the higher services components at these facilities accounted for an additional $1,543,000 of the increase in product costs and services for the first six months of 1997. As a percentage of revenues, costs of product sales and services for the six months of 1997 was 55.0 percent as compared to 55.5 percent in the same period in 1996. The decrease is attributable to the ability of the Company to leverage the overhead components of the cost of product sales and services over a growing revenue base.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter increased from $4,861,000 in 1996 to $5,757,000 in 1997, an increase of 18 percent, and for the first six months of 1997 increased to $10,821,000 compared to $9,613,000 for the same period in 1996, an increase of 13 percent. The increase for both the second quarter and the first six months is attributable to the staffing and operating expenses associated with the growth of the wound care business particularly related to field support departments, and a charge of $250,000 related to the decision to relocate the Company corporate office in the first quarter of 1998. As a percentage of revenues, selling, general and administrative expenses were 30 percent in the second quarter of 1996 compared with 27 percent in the second quarter of 1997, and for the six months decreased to 26 percent in 1997 compared to 31 percent for the same period in 1996. The decrease is attributable to the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

Net Income. Net income improved from $2,443,000 or $0.21 per share in the second quarter of 1996 to $3,912,000 or $0.30 per share in the second quarter of 1997 and for the six months improved from $4,316,000 or $.38 per share in 1996 to $7,577,000 or $.59 per share for the first six months of 1997. The increase in earnings of $3,261,000 for the six months ended June 30, 1997 as compared to June 30, 1996 is primarily attributable to an improvement in operating margins associated with the revenue growth particularly related to existing wound care centers and economies of scale achieved from market growth and increased interest income due to higher cash balances offset by an increase in income taxes as the result of higher effective taxes in 1997. Effective tax rates are higher in 1997 due to the anticipated full utilization of net operating loss carryforwards.

Liquidity and Capital Resources. Working capital was $51.2 million at June 30, 1997 compared to $45.8 million at December 31, 1996. Total cash, cash equivalents and marketable securities held-to-maturity as of June 30, 1997 was $46.6 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities increased from 5.3:1 at December 31, 1996 to 5.8:1 at June 30, 1997. The Company's increase in working capital and improvement in the ratio of current liabilities was primarily attributable to the net income for the six months.

Cash flows provided by operations for the first six months of 1997 totalled $6,606,000 primarily attributable to the net income for the period. Cash flows used in investing activities totalled $733,000 primarily attributable to maturities of marketable securities, offset by capital equipment expenditures. Cash flows provided by financing activities totalled $136,000 primarily attributable to the payment of the loan guaranteed by the Company for its former subsidiary Curative Technologies, GmbH, offset by stock option exercises.

For the first six months of 1997, the Company experienced a $1,868,000 net increase in accounts receivable primarily due to the increase in revenues, although the average number of days receivables were outstanding declined to 58 days as of June 30, 1997 compared to 59 as of December 31, 1996. Further, the Company's accounts payable and accrued expenses increased $121,000 as of June 30, 1997 compared to December 31, 1996.

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

Cautionary Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, changes in the Company's level of business with Columbia/HCA Healthcare Corporation, changes in the government regulations relating to the Company's wound care operations or Procuren(R), uncertainties relating to health care reform initiatives, changes in the availability of third party reimbursements for the Company's product and services, and the other risks and uncertainties detailed throughout this report and from time to time in the Company's filings with the Securities and Exchange Commission.

                  Curative Health Services, Inc. and Subsidiaries


Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company held its 1997 annual meeting of stockholders on May 29, 1997. Proxies for the meeting were solicited pursuant to Section 14 of the Securities and Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the Annual meeting persons or by proxy the holder of 9,583,935 votes. At the meeting the stockholders elected all seven members of the Company's Board of Directors to serve for an additional term of one year.

      Elected member of  Board  of  Directors:  (Shares  voted   affirmative  in
      parenthesis)

      Gerardo Canet (9,550,716)                 Gerard Moufflet (9,550,591)
      Lawrence Hoff (9,550,206)                 Lawrence J. Steusser (9,549,506)
      Timothy I. Maudlin (9,551,006)            John Vakoutis (9,550,581)
      Daniel A. Gregorie (9,549,790)

      The stockholders also ratified the Board's selection of Ernst & Young as independent auditors for the Company for the fiscal year ended December 31, 1997. Number of votes for were 9,574,597, against 860 and 8,478 abstained.

Item 6.  Exhibits and Reports on Form 8-K

      (a) No exhibits are filed as part of this report.

      (b) No reports on Form 8-K filed were during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1997

                                    Curative Health Services, Inc.
                                    (Registrant)




                                    /s/  John Vakoutis
                                    -------------------------------------------
                                    John Vakoutis
                                    President and Chief Executive Officer




                                    /s/  John C. Prior
                                    -------------------------------------------
                                    John C. Prior
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)