Form 10-Q
period 1997-09-30
CURATIVE HEALTH SERVICES INC
filed 1997-11-13
CIK 874212

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10Q
                               -----------------

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

            Yes     X                                No  ______

    As of November 1, 1997 there were 12,511,367 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                        Curative Health Services, Inc.

                                     INDEX


Part I  Financial Information                                          Page No.
------  ---------------------                                          --------

Item 1  Condensed Consolidated Financial Statements:

        Condensed Consolidated Statements of Operations                  3
          Three and Nine Months ended September 30, 1997 and 1996

        Condensed Consolidated Balance Sheets                            4
          September 30, 1997 and December 31, 1996

        Condensed Consolidated Statements of Cash Flows                  5
          Nine Months ended September 30, 1997 and 1996

        Notes to Condensed Consolidated Financial Statements             6

Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7



Part II Other Information                                             Page No.
------- -----------------                                             --------
Item 6  Exhibits and Reports on Form 8-K                                10

        Signatures                                                      11

Part I.  Financial Information
-------  ---------------------

Item 1.  Condensed Consolidated Financial Statements

                Curative Health Services, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                              Three Months Ended       Nine Months Ended
                                                   Sept 30,                Sept 30,
                                              ------------------      -----------------
                                                1997      1996          1997      1996
                                                ----      ----          ----      ----
Revenues                                      $ 22,705  $ 17,462      $ 64,046  $ 48,767

Costs and operating expenses:

Cost of product sales and services              12,421     9,862        35,173    27,221
Selling, general and administrative              5,783     4,702        16,604    14,315
                                                ------    ------        ------    ------

Total costs and operating expenses              18,204    14,564        51,777    41,536
                                                ------    ------        ------    ------

Income from operations                           4,501     2,898        12,269     7,231

Interest income                                    689       387         1,914       754
                                                ------    ------        ------    ------

Income before income taxes                       5,190     3,285        14,183     7,985

Income taxes                                       904       296         2,320       680
                                                ------    ------        ------    ------

Net income                                     $ 4,286   $ 2,989       $11,863   $ 7,305
                                               =======   =======       =======   =======

Net income per common share and
equivalent shares                              $   .33   $   .24       $   .92   $   .62
                                               =======   =======       =======   =======

Weighted average common shares outstanding      13,010    12,256        12,963    11,754
                                                ======    ======        ======    ======


                            See accompanying notes

                Curative Health Services, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                           September 30, 1997      December 31, 1996
                                           ------------------      -----------------
                                               (unaudited)

ASSETS

Cash and cash equivalents                       $ 18,820               $  5,226
Marketable securities held-to-maturity            34,854                 37,838
Accounts receivable, net                          13,565                 12,319
Prepaids and other current assets                    830                  1,022
                                                     ---                  -----

   Total current assets                           68,069                 56,405

Property and equipment, net                        7,891                  4,754
Other assets                                         761                    800
                                                     ---                    ---

   Total assets                                 $ 76,721               $ 61,959
                                                  ======                 ======

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                $  9,204               $  7,368
Accrued liabilities                                3,645                  3,137
Capital lease obligations                             44                    140
                                                      --                    ---

   Total current liabilities                      12,893                 10,645

Long term debt                                       -                    1,000
Capital lease obligations                             17                     44

Stockholders' equity

   Common stock                                     124                     121
   Additional paid in capital                    71,096                  69,421
   Deficit                                       (7,367)                (19,230)
                                                 -------                --------
                                                 63,853                  50,312

   Subscription receivable                          (42)                   (42)
                                                    ---                    ---

        Total stockholders' equity               63,811                 50,270
                                                 ------                 ------

   Total liabilities and stockholders'equity   $ 76,721               $ 61,959
                                                 ======                 ======



                            See accompanying notes

                Curative Health Services, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                    -----------------
                                                                     1997        1996
                                                                     ----        ----

OPERATING ACTIVITIES:

Net income                                                         $ 11,863   $ 7,305
Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation & amortization                                           1,305       750
Changes in operating assets and liabilities                           1,290    (2,218)
                                                                      -----     -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                            14,458     5,837

INVESTING ACTIVITIES:

Purchases of property and equipment                                  (4,403)   (1,265)
Sales (purchases)of marketable securities-net                         2,984    (9,760)
                                                                      -----     -----

NET CASH USED IN INVESTING ACTIVITIES                                (1,419)  (11,025)

FINANCING ACTIVITIES:

Proceeds from common stock offering                                    -       22,638
Proceeds from exercise of stock options                               1,678     1,098
Principal payments on loans and capital lease obligations            (1,123)     (135)
                                                                      -----      ----

NET CASH PROVIDED BY FINANCING ACTIVITIES                               555    23,601

INCREASE IN CASH AND CASH EQUIVALENTS                                13,594    18,413

Cash and cash equivalents at beginning of period                      5,226     2,835
                                                                      -----     -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 18,820  $ 21,248
                                                                     ======    ======

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                                      $    11   $     19
                                                                        ==         ==



                            See accompanying notes

                Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments except when otherwise indicated in Management's Discussion and Analysis) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Note 2.  Income per Common Share

   Income per common share is computed by dividing the net income by the weighted average number of common shares outstanding plus dilutive common share equivalents. In February 1997, the Financial Accounting Standards Board issued Statement No 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and September 30, 1996 of $.01 and $.02 per share, respectively. For the nine months ended September 30, 1997 and September 30, 1996 the impact is an increase of $.04 and $.05 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the third quarter of fiscal year 1997 increased 30 percent to $22,705,000, compared to $17,462,000 for the third quarter of the prior fiscal year. The revenue increase is attributable to the operation of 141 wound care facilities at the end of the third quarter of 1997 compared to 109 at the end of the third quarter of 1996 and an 11 percent increase in revenues at existing centers related to higher patient volumes. Total new patients increased 27 percent from 10,146 in the third quarter of 1996 to 12,867 for the same period in 1997. The total number of new patients receiving Procuren(R) therapy increased 8 percent from 2,083 in the third quarter of 1996 to 2,247 in the third quarter of 1997. The percentage of patients receiving Procuren(R) therapy decreased during the third quarter of 1997 to 18 percent from 21 percent for the same period in 1996. For the first nine months of 1997 revenues totaled $64,046,000, an increase of 31 percent compared to $48,767,000 for the same period in 1996. The increased revenue is attributable to the operation of 141 wound care facilities at the end of the third quarter 1997 compared to 109 at the end of the third quarter of 1996 and an 11 percent increase in revenues at existing wound care facilities related to higher patient volumes. Total new patients to the wound care facilities increased 28 percent to 36,511 in the first nine months of 1997 compared to 28,572 in the first nine months of 1996. The total number of new patients receiving Procuren(R) therapy increased 11 percent to 6,503 in the first nine months of 1997 from 5,871 in the first nine months of 1996. However, the percentage of patients receiving Procuren(R) decreased from 21 percent in the first nine months of 1996 to 18 percent during the first nine months of 1997. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center(R) occurs as the local medical community becomes familiar with the services offered by the Wound Care Center(R) and refers a broader range of chronic wound patients to the Wound Care Center(R) for treatment. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the third quarter increased from $9,862,000 in 1996 to $12,421,000 in 1997, an increase of 26 percent, and for the first nine months of 1997 totaled $35,173,000 compared to $27,221,000 for the same period in 1996. For the third quarter the increase is attributable to additional staffing and operating expenses of approximately $1,107,000 associated with the operation of 32 additional wound care facilities at the end of the third quarter of 1997, as well as increased volume at existing wound care facilities. Additionally, these 32 facilities included eight under arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional clinical staffing and expenses that these models require. As compared with the third quarter of 1996, the higher services components at these facilities accounted for an additional $545,000 of the increase in product costs and services for the third quarter of 1997. As a percentage of revenues, costs of product sales and services for the third quarter of 1997 was 54.7 percent compared to 56.5 percent for the same period in 1996. The decrease is attributable to the ability of the Company to leverage the fixed overhead components of the cost of product sales and services over a growing revenue base. For the first nine months of 1997, costs of product sales and services increased 29 percent. The increase is attributed to additional staffing and operating expenses of approximately $3,349,000 associated with the operation of 32 additional wound care facilities at the end of the third quarter of 1997 as well as increased volume at existing wound care facilities. Additionally, these 32 facilities included eight additional under arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional staffing and expense that these models require. As compared with the first nine months of 1996, the higher services components at these facilities accounted for an additional $2,088,000 of the increase in product costs and services for the first nine months of 1997. As a percentage of revenues, costs of product sales and services for the nine months of 1997 was
54.9 percent as compared to 55.8 percent in the same period in 1996. The decrease is attributable to the ability of the Company to leverage the overhead components of the cost of product sales and services over a growing revenue base.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter increased from $4,702,000 in 1996 to $5,783,000 in 1997, an increase of 23 percent, and for the first nine months of 1997 increased to $16,604,000 compared to $14,315,000 for the same period in 1996, an increase of 16 percent. The increase for both the third quarter and the first nine months is attributable to the staffing and operating expenses associated with the growth of the wound care business related to field support departments particularly clinical operations, management information systems, costs related to a branding campaign, and a charge in the second quarter of 1997 of $250,000 related to the decision to relocate the Company corporate office in 1998. As a percentage of revenues, selling, general and administrative expenses were 27 percent in the third quarter of 1996 compared with 25 percent in the third quarter of 1997, and for the nine months decreased to 26 percent in 1997 compared to 29 percent for the same period in 1996. The decrease is attributable to the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

Net Income. Net income improved from $2,989,000 or $0.24 per share in the third quarter of 1996 to $4,286,000 or $0.33 per share in the third quarter of 1997 and for the nine months improved from $7,305,000 or $.62 per share in 1996 to $11,863,000 or $.92 per share for the first nine months of 1997. The increase in earnings of $4,558,000 for the nine months ended September 30, 1997 as compared to September 30, 1996 is primarily attributable to an improvement in operating margins associated with the revenue growth particularly related to existing wound care centers and economies of scale achieved from market growth and increased interest income due to higher cash balances offset by an increase in income taxes as the result of a higher effective tax rate in 1997. Effective tax rates are higher in 1997 due to the anticipated full utilization of net operating loss carryforwards.

Liquidity and Capital Resources. Working capital was $55.2 million at September 30, 1997 compared to $45.8 million at December 31, 1996. Total cash, cash equivalents and marketable securities held-to-maturity as of September 30, 1997 was $53.7 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities was 5.3:1 at December 31, 1996 and September 30, 1997. The Company's increase in working capital was primarily attributable to the net income for the nine months.

Cash flows provided by operations for the first nine months of 1997 totaled $14,458,000 primarily attributable to the net income for the period. Cash flows used in investing activities totaled $1,419,000 primarily attributable to capital equipment expenditures offset by maturities of marketable securities. Cash flows used in financing activities totaled $555,000 primarily attributable to proceeds from stock option exercises offset by the payment of the loan guaranteed by the Company for its former subsidiary Curative Technologies, GmbH.

For the first nine months of 1997, the Company experienced a $1,246,000 net increase in accounts receivable primarily due to the increase in revenues, although the average number of days receivables were outstanding declined to 54 days as of September 30, 1997 compared to 59 as of December 31, 1996. Further, the Company's accounts payable and accrued expenses increased $2,344,000 as of September 30, 1997 compared to December 31, 1996.

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

        (b)No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1997

                               Curative Health Services, Inc.
                               (Registrant)




                               /s/  John Vakoutis
                               ------------------------------------------
                               John Vakoutis
                               President and Chief Executive Officer




                              /s/  John C. Prior
                              -------------------------------------------
                              John C. Prior
                              Chief Financial Officer
                             (Principal Financial and Accounting Officer)