Form 10-K
period 1997-12-31
CURATIVE HEALTH SERVICES INC
filed 1998-03-31
CIK 874212

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

                  For the fiscal year ended December 31, 1997

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

                               150 Motor Parkway
                           Hauppauge, New York 11788

              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (516) 232-7000

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

           As of March 2, 1998, 12,633,722 shares of Common Stock of
       Curative Health Services, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on such date) was
                          approximately $473 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which the Registrant intends to file not later than 120 days following December 31, 1997, are incorporated by reference to Part III of this Form 10-K Report.

PART I

Item 1  Business

General

      Curative Health Services, Inc. is a leading disease management company in the chronic wound care market. Currently, the Company manages, on behalf of hospital clients, a nationwide network of Wound Care Centers(R) that offers a comprehensive range of services which enable the Company to provide customized wound care. The Company's Wound Management Program consists of diagnostic and therapeutic treatment regimens which are designed to meet each patient's specific wound care needs on a cost effective basis. The Company's treatment regimens are based on critical pathways designed for wound healing. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 175,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy. The Company's Wound Care Center(R) network consists of 132 outpatient clinics located on or near campuses of acute care hospitals in 33 states. The Company is developing new service models for other health care delivery settings and currently manages nine wound care programs at subacute and long term acute care facilities and operates seven freestanding Wound Care Centers(R).

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

      To measure the effectiveness of the Company's Wound Management Program, the Company has developed a functional assessment scoring system to measure the healing of a wound. Under this system, a chronic wound is considered healed when
(i) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals), (ii) maturing skin is present in the wound, (iii) there is minimal drainage from the wound, (iv) the wound requires only a protective dressing and (v) the limb involved is functional. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 175,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy.

      A unique aspect of the Company's Wound Management Program is the use of Procuren(R), the Company's wound healing agent which is used to treat approximately 18% of patients. Procuren(R) is a naturally occurring complex mixture of several growth factors that promotes the growth of skin, soft tissue and blood vessels. Procuren(R) is produced by stimulating the release of growth factors from platelets contained in the patient's own blood. Blood is taken from the patient at the treatment center and then sent to a Company-operated blood processing facility located in the same state where the patient's blood was drawn. To produce Procuren, the Company separates the platelets from the remainder of the blood sample. Thrombin, a substance in the body that is active in the wound healing process, is added to the platelets, causing the platelets to release growth factors. The platelet shells are discarded and the growth factors are diluted and placed in a buffered solution which is frozen until used. When required as part of the patient's wound care treatment program, Procuren is applied topically to the wound area by soaking a gauze dressing in the Procuren solution and covering the wound area with the gauze. Procuren, as part of a comprehensive treatment algorithm, has been used to treat over 45,000 patients to date. The Company believes that Procuren stimulates a normal wound healing response in patients with chronic wounds in much the same way as the body naturally initiates healing.

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

      Continue to Develop the Company's Nationwide Network of Outpatient Wound Care Centers. The Company intends to continue to establish additional outpatient Wound Care Centers on or near the campuses of acute care hospitals. Despite the Company's rapid growth from 32 outpatient centers in 1991 to 132 outpatient centers as of the end of 1997, the Company believes the opportunity for further growth remains substantial. The Company has identified over 300 additional markets in the United States which the Company believes have the population necessary to support a dedicated wound care program. The Company believes hospitals are continually seeking low cost, high quality solutions to wound management such as those provided by the Company. In addition, the Company believes it enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients. As a result, the Company believes there is a significant opportunity for the Company to continue to expand its Wound Care Center operations through affiliation with acute care hospitals.

      Develop New Service Models to Enhance Market Penetration. The Company is actively developing new service models in new health care delivery settings such as inpatient programs for subacute and long term care facilities (e.g., nursing homes and long term acute care hospitals) and freestanding outpatient Wound Care Centers. The Company currently operates seven freestanding outpatient Wound Care Centers all of which have opened since October 1995, and nine inpatient programs, including eight subacute care nursing home-based programs and one subacute care hospital-based program, all but one of which has opened since October 1995. Ultimately the Company may also expand its service models to physician offices and the home. Pressure sores, the most common form of chronic wound, usually occur among nursing home, subacute care and home patients due to the sedentary lifestyle associated with those care settings. As the Company further develops its inpatient service models, the Company believes it will become more capable of penetrating the large pressure sore market. The freestanding service model allows the Company to strategically grow its business through select target marketing and enter markets where a suitable partner is not available. Furthermore, the Company believes the freestanding model gives the Company greater control over healing outcomes and the cost of services, both of which are important when working with managed care providers.

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

Wound Care Operations

      The Company's wound care operations offer health care providers the opportunity to create specialty wound care departments designed to meet the needs of chronic wound patients. The initial focus of the Company's wound care operations has been hospital outpatient Wound Care Centers. The Company is currently expanding its programmatic approach to wound care to alternate site inpatient settings such as subacute inpatient facilities. In these models the Company has established the wound care programs as cooperative ventures with health care providers to offer a multi-disciplinary approach to the treatment of chronic wounds. In addition, the Company is expanding its market penetration with the establishment of freestanding outpatient Wound Care Centers.

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

      The first Wound Care Center opened in 1988 and there are currently 132 hospital outpatient Wound Care Centers in operation in 33 states. The Company has entered into contracts or letters of intent with 16 hospitals to open additional Wound Care Centers. The Company's hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets. The Company selects hospital clients based on a number of criteria. A suitable hospital client typically can accommodate at least 200 inpatient beds, offers services which complement the Wound Management Program, including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves. Of the Company's 132 current hospital outpatient Wound Care Centers, 102 are management model centers and 30 are "under arrangement" model centers.

      At December 31, 1997, the Company had management contracts with 40 acute care hospitals directly or indirectly owned by Columbia/HCA. These hospitals collectively accounted for approximately 29% of the consolidated revenues of the Company for the year ended December 31, 1997. The Company and Columbia/HCA have been in discussions initiated by Columbia/HCA to standardize the management contracts and operating procedures at the Wound Care Centers in hospitals owned by Columbia/HCA, as well as any Wound Care Centers to be opened in hospitals owned by Columbia/HCA in the future. Representatives of Columbia/HCA have indicated to the Company that the purpose of the discussions is to provide easier access to the Company's Wound Management Program and to enhance wound care services at Columbia/HCA's hospitals. Although the Company believes that standardizing the management contracts and operating procedures will ultimately strengthen its relationship with Columbia/HCA, there can be no assurance these discussions with Columbia/HCA will not result in changes which would have an adverse impact on the Company's business, financial condition and results of operations, including, without limitation, price concessions, contract termination provisions less favorable to the Company, and increased costs borne by the Company.

      Inpatient Wound Care Programs. The Company is addressing the needs of the inpatient wound care market through the development of inpatient programs. The Company currently manages nine inpatient programs including eight subacute care nursing home-based programs and one subacute care hospital-based program in five states and plans to continue to develop similar inpatient programs. This model is designed to access the segment of the chronic wound market comprised of non-ambulatory patients in alternate site inpatient facilities. These patients often have pressure sores resulting from inactivity. While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market. The training, field support and Procuren processing services provided by the Company to a facility in connection with an inpatient wound care program are similar to those provided to the Company's hospital clients in connection with the hospital outpatient Wound Care Centers. The Company typically manages between 10 and 20 beds per facility. Under the Company's existing inpatient contracts, the staff of the inpatient program is employed by the health care facility and the Company receives management fees on a per patient basis, as well as Procuren processing fees based on utilization; however, the Company's inpatient program model is still under development and the terms of its future inpatient program contracts may not be the same as the existing contracts.

      Freestanding Outpatient Wound Care Centers. In the last quarter of 1995, the Company began to establish freestanding Wound Care Centers in which the Company is the owner and operator. The Company believes that this delivery model will allow the Company to expand its market penetration in the outpatient setting by allowing the Company to strategically penetrate markets without the constraint of finding a hospital or contracting with competing hospitals. The Company currently has seven freestanding centers in seven states and is planning to slowly continue expansion of this model in select markets. The freestanding Wound Care Centers resemble standard outpatient facilities or specialized physician practices. The Company employs the staff of the Wound Care Center and is responsible for billing patients for all services provided at the Wound Care Center and for seeking reimbursement from third party payors. To date the Company has not employed any of the physicians providing services at its freestanding Wound Care Centers; however, the Company's freestanding Wound Care Center model is still under development and the Company may employ physicians at these models in the future.

      Procuren Production Facilities. The Company currently produces Procuren in 36 facilities in 33 states, all of which are registered with the FDA as blood processing facilities. The Company's personnel at these facilities produce Procuren at the direction of Wound Care Center physicians.

Contract Terms and Renewals

      Substantially all of the revenues of the Company are derived from management contracts with acute care hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 1998, the contract terms of 32 of the Company's management contracts will expire, including 30 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by the Company under various other circumstances. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Generally, the Company elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term. The continued success of the Company is subject to its ability to renew or extend existing management contracts and obtain new management contracts. Hospitals choose to terminate or not to renew contracts based on decisions to terminate their programs or to convert their programs from independently managed programs to programs operated internally. There can be no assurance that any hospital will continue to do business with the Company following expiration of its management contract or earlier, if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by the Company could result in the early termination of existing management contracts and would adversely affect the ability of the Company to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could result in a significant decrease in the Company's net revenues and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company's longer term managed care strategy is to establish a wound care carve-out product with selected MCOs. The Company has begun to develop tools to help MCOs assess their current wound care experiences (both clinical outcomes and costs) against the Company's Wound Management Program in order to demonstrate that a wound care carve-out product can provide added value. In order to make itself more attractive to MCOs by offering a broader disease management program, the Company intends, where appropriate, to align itself with other disease management companies focused on case management or complementary diseases such as cardiac care (venous statis management) and diabetes. The Company expects that contracts for a carve-out product will provide at-risk arrangements with MCOs (i.e., fixed case rates or capitation).

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

Sales and Marketing

      The Company's sales and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as the referral of patients into the operating Wound Care Centers. To accomplish this strategy the Company has divided the United States into five operating regions each headed by a Regional Vice President. The sales and marketing effort in each region is directed by a Regional Sales Manager under the supervision of the Regional Vice President. The Regional Sales Manager is responsible for the activities of the Professional Liaisons. The primary job of the Business Development Manager is the development of new wound care programs. The Professional Liaisons are primarily responsible for sales efforts related to community education directed at physicians and other healthcare professionals, and increasing patient enrollment at existing Wound Care Centers.

      As of December 31, 1997, the sales force consisted of five Regional Sales Managers, 9 Business Development Managers and 52 Professional Liaisons.

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

Patents and Proprietary Rights

      The Company's success depends in part on its ability to enforce patents, maintain trade secret protection and operate without infringing on or violating the proprietary rights of third parties. One U.S. patent has been issued, and one additional application for a patent in the United States has been filed, relating to the manufacture and use of Procuren for wound care. There can be no assurance that any pending patent applications will be approved or that any issued patents will provide the Company with competitive advantages in the future or will not be challenged by any third parties or, if involved in a challenge, will be found valid and infringed. Furthermore, there can be no assurance that others will not design around the patents. The issued U.S. patent is jointly owned by the University of Minnesota and the Company. The joint interest of the University of Minnesota is licensed exclusively to the Company under a paid in full, royalty free arrangement. The U.S. government has a nonexclusive grant back license under the issued U.S. patent for all government purposes. The additional pending U.S. application is owned by the Company and is not subject to the government grant back license.

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

Government Regulation

      The Company's Wound Care Centers and the production and marketing of its products and services are subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. Although the Company believes that it is currently in compliance with applicable laws, regulations and rules, the Company recently received a Warning Letter from FDA admonishing the Company for several alleged deviations from good manufacturing practices at one of the Company's Wound Care Centers. The Company has responded to the Warning Letter and believes that it has adequately addressed FDA's concerns. However, there can be no assurance that FDA, another governmental agency or a third party will not contend that certain aspects of the Company's operations or procedures are subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in the Company's favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on the business, financial position and results of operations of the Company.

      The FDA regulates drugs and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. Since Procuren is produced at one of the Company's blood processing facilities in the state where the Wound Care Center which will dispense the Procuren is located and so is not intended to be shipped across state lines, the Company believes, based on the advice of its counsel, that under current law and regulations, FDA approval is not required for the Company to distribute and sell Procuren through the Wound Care Centers. The FDA is currently reassessing its regulation of other autologous and somatic cell products and has publicly stated that it believes that if any component of a drug or biological or if any patient receiving such substance moves in interstate commerce, a sufficient nexus with interstate commerce exists for FDA to require pre-marketing approval and licensure. While the production of Procuren includes components that are shipped in interstate commerce, to date the FDA has not determined that Procuren, as currently prepared, is subject to licensure or pre-market approval. However, in the recent FDA Warning Letter, FDA objected to the Company providing Procuren to patients who reside in a state other than the one in which the Wound Care Center is located. The Company has advised FDA that it will cease providing Procuren to out-of-state patients. Although the Company believes interstate shipment of the final biologic product is required to trigger pre-marketing approval and licensure, a determination by the FDA to require Procuren to obtain pre-marketing approval would materially and adversely affect the Company.

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

      Additionally, federal and some state laws impose restrictions on physician's referrals for certain designated health services to entities with which the physician has a financial relationship. The Company believes its operations are structured to comply with these restrictions to the extent applicable. However, periodically there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors, and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances limit the manner in which the Company can operate its business and have a negative impact on the Company's business, financial condition and results of operations.

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

      In addition to hospital outpatient Wound Care Centers which it manages for its clients, the Company owns and operates freestanding outpatient Wound Care Centers. With respect to services and products provided through its freestanding centers, the Company is subject to the risks inherent in third party reimbursement, including the risks associated with billing third party payors. As of December 31, 1997, the Company operated seven freestanding outpatient Wound Care Centers which contributed approximately $2,542,000 or 3% of the Company's revenues for the year ended December 31, 1997. However, the Company anticipates that the number of, and amount of revenues attributable to, its freestanding centers and other similar service models will increase in the future as the Company pursues its strategy of expanding into new health care delivery settings. See "Business--Strategy."

      Each third party payor formulates its own coverage and reimbursements policies. In 1992, the Health Care Financing Administration ("HCFA"), the agency that administers the Medicare program nationally, published a national coverage decision denying coverage for Procuren based on its determination that the safety and efficacy of Procuren had not been established and so the use of Procuren was not "reasonable and necessary" within the meaning of applicable law. Procuren sales represent a significant part of the Company's revenues and earnings and the Company believes that Procuren, as a component of its Wound Management Program, is a significant component of the Company's services. Although the Company has not, and the Company believes that its clients have not, in general experienced difficulty in securing third party reimbursement for Wound Care Center services and the use of Procuren from private insurers, some hospitals have experienced denials, delays and difficulties in obtaining such reimbursement. In some cases where Procuren reimbursement has been denied by a payor, the hospitals have ceased providing Procuren to patients whose only means of payment is through such payor. To the Company's knowledge, no widespread denials have been received by hospitals regarding reimbursement for other Wound Care Center services or reimbursement of management fees charged by the Company to its hospital clients. The Company discusses coverage and reimbursement issues with its hospital clients and third party payors on a regular basis. Such discussions will continue as the Company seeks to maximize hospital reimbursement for Procuren and other wound care services. Although no individual coverage and reimbursement decision is material to the Company, a widespread denial of reimbursement coverage for Procuren or other services would have a material adverse effect on the Company's business, financial position and results of operations.

      Medicare regulations limit reimbursement for health care charges paid to related parties. A party is considered "related" to a provider if there is significant common ownership or common control by the provider. On occasion, fiscal intermediaries under contract to HCFA to audit hospital Medicare claims have asserted that one test for determining control for this purpose is whether the percentage of the total revenues of the party received from services rendered to the provider is so high that it effectively constitutes control. Although the Company believes it does not currently receive sufficient revenues from any customer, including Columbia/HCA, that would make it a related party, it is possible that such regulations could limit the number of management contracts that the Company could have with Columbia/HCA or any other client.

      The Wound Care Centers managed by the Company on behalf of acute care hospitals are treated as "provider based entities" for Medicare cost based reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare cost based reimbursement system. In August 1996, HCFA published criteria for determining when programs may be designated "provider based entities". The interpretation and application of these criteria are not entirely clear and there is a risk that some of the programs managed by the Company could be found not to be "provider based entities". Although the Company believes that the programs it manages meet the criteria to be designated "provider based entities", a widespread denial on such designation would have a material adverse effect on the Company's business, financial position and results of operations.

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

      In the Balanced Budget Act of 1997, Congress directed HCFA to implement a prospective payment system for all hospital outpatient services furnished to Medicare patients on or after January 1, 1999. Under such a system, a predetermined rate would be paid to providers for clinic services rendered, regardless of the providers cost. Since the actual reimbursement methodology and rates have not yet been determined, the effect on hospital reimbursement is unknown. In the event that reimbursement rates are insufficient, the Company may need to modify its management contracts with hospitals which could have a material effect on the Company's business, financial condition and results of operations.

Competition

      The Company's principal competition in the chronic wound care market consists of specialty clinics that have been established by some hospitals or physicians. In the market for disease management products and services, the Company faces competition from other disease management facilities, general health care facilities and service providers, pharmaceutical companies, biopharmaceutical companies and other competitors. Many of these companies have substantially greater capital resources and marketing staffs, and greater experience in commercializing products and services, than the Company. In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with the Company's chronic wound care products and which may be in direct competition with Procuren. There can be no assurance that the Company will be able to enter into co-marketing arrangements with respect to these products, or that the Company will be able to compete effectively against such companies in the future.

Employees

      As of December 31, 1997, the Company employed 671 full-time employees, of which 533 employees were in the wound care operations, 74 employees were in Procuren production, 18 employees were in technical support and 46 employees were in general administration and finance. The Company expects to add additional personnel to its wound care operations in the next year. The Company believes that its relations with its employees are good.

Item 2  Properties

     The Company's headquarters and technical support facility is located in East Setauket, Long Island, New York. The Company leases this 25,000 square foot facility under a lease running through 2002. During 1997, the Company exercised its lease termination rights and will discontinue the lease effective June 30, 1998. The Company entered into a lease agreement for its corporate headquarters, comprised of a 30,000 square foot facility running through June 30, 2005, located in Hauppauge, Long Island, New York and will move into this facility in early 1998. The Company believes that its facilities are adequate and suitable for its operation. The Company also leases one regional office for its wound care operations totaling 4,100 square feet, seven freestanding Wound Care Centers totaling 16,600 square feet and 18 production facilities totaling 37,000 square feet. The Company's facilities at the hospital outpatient Wound Care Centers are owned or leased by the hospitals.

Item 3  Legal Proceedings

      The Company, in the ordinary course of business is the subject of or party to various lawsuits, the outcome of which in the opinion of management, will not have a material adverse effect on its financial position or results of operations.

Item 4  Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5  Market  for the  Registrant's  Common  Equity  and  Related
Shareholder Matters

      The Company's common stock is traded on The Nasdaq Stock Market under the symbol "CURE". As of March 2, 1998, there were approximately 241 holders of record of the Company's common stock. The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay cash dividends in the foreseeable future but intends to retain all earnings, if any, for use in its business operations.

      The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of the common stock as quoted on The Nasdaq National Market System:

                                          High        Low
                1997
                Fourth Quarter......   $  32 7/8   $  27 3/4
                Third Quarter.......      32          28
                Second Quarter......      29 5/8      20 1/4
                First Quarter.......      33 1/8      23

                1996
                Fourth Quarter......   $  28 1/4   $  18 1/2
                Third Quarter.......      26 7/8      15 3/4
                Second Quarter......      28          17
                First Quarter.......      21 3/8      13 1/4

Item 6  Selected Consolidated Financial Data

      Five year selected consolidated financial data and other operating information of Curative Health Services, Inc., and Subsidiaries follow:

                                                                                                Year Ended December 31,
                                                                                    1993      1994      1995      1996      1997
                                                                                 (In thousands, except per share and operating data)
Statement of Operations Data:
Revenues ....................................................................... $ 31,265  $ 40,567  $ 52,442  $ 67,395  $ 87,906

Costs and operating expenses:
   Costs of products sales and services ........................................   16,637    20,478    26,189    37,828    48,200

   Selling, general and administrative .........................................   12,050    15,177    18,209    19,208    22,617

   Research and development ....................................................    7,852     6,480     4,143         -         -

   Restructuring charge ........................................................        -     1,684         -         -         -
                                                                                   ------    ------    ------    ------    ------
Total costs and operating expenses .............................................   36,539    43,819    48,541    57,036    70,817
                                                                                   ------    ------    ------    ------    ------
Income (loss) from continuing operations
   before interest income and minority
   interest ....................................................................   (5,274)   (3,252)    3,901    10,359    17,089

Interest income ................................................................      549       306       528     1,344     2,666

Minority interest in net loss of
   consolidated subsidiary .....................................................      336       218         -         -         -
                                                                                      ---       ---       ---       ---       ---

Income (loss) from continuing operations .......................................   (4,389)   (2,728)    4,429    11,703    19,755

Income (loss) from discontinued operations .....................................     (188)   (4,545)        -         -         -
                                                                                   ------    ------     -----     -----     -----
Income (loss) before income taxes ..............................................   (4,577)   (7,273)    4,429    11,703    19,755

Income taxes ...................................................................        -         -       219     1,008     3,293
                                                                                    -----     -----     -----     -----     -----
Net income (loss) .............................................................. $ (4,577) $ (7,273) $  4,210  $ 10,695  $ 16,462
                                                                                    =====     =====     =====    ======    ======
Net income (loss) per common share, basic
      Continuing operations .................................................... $  (0.44) $  (0.27) $   0.41  $   0.95  $   1.33

      Discontinued operations ..................................................    (0.02)    (0.46)        -         -         -
                                                                                     ----      ----      ----      ----      ----
        Total .................................................................. $  (0.46) $  (0.73) $   0.41  $   0.95  $   1.33
                                                                                 ========= ========= ========  ========  ========
Denominator for basic earnings per share,
   weighted average common shares ..............................................    9,900     9,943    10,192    11,212    12,404

      The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128,
Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-6

Operating Data:
Wound care facilities at end of period .........................................       56        63        84       123       148

Number of new patients .........................................................   16,235    22,529    30,023    38,699    48,722

Balance Sheet Data:
Working capital ................................................................ $ 11,709  $  7,267  $ 12,575  $ 45,760  $ 62,583

Total assets ...................................................................   25,278    18,592    25,030    61,959    84,939
Long-term debts
   (including capital lease obligation) ........................................      515     1,254     1,198     1,044         7

Deficit ........................................................................  (26,862)  (34,135)  (29,925)  (19,230)   (2,768)

Stockholders' equity ...........................................................   16,837     9,778    15,611    50,270    72,592


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

      Of the 132 hospital outpatient Wound Care Centers in operation as of December 31, 1997, 102 were management model Wound Care Centers, and 30 were "under arrangement" model Wound Care Centers. The Company's fees under its management contracts with acute care hospitals are paid by the hospitals directly. See "Business--Third Party Reimbursement."

      The Company is currently expanding its chronic wound care operations into new health care delivery settings, including inpatient facilities and freestanding Wound Care Centers owned and operated by the Company. Although these new models accounted for approximately 4% of the Company's revenues in 1997, the Company anticipates that the percentage of its revenues attributable to these and other new models will increase in the future as the Company expands its services across the continuum of care for wound management. These new models are still in the development phase; however, the Company anticipates that the nature of the revenues produced by and risks associated with these new models may not be the same as those associated with its current business.

Business Realignment

      In the Company's continuing effort to focus on its wound care service business, during the second quarter of 1995, the Company instituted a further realignment of its business activities which included the discontinuation of all new product research and development. The Company's research and development activities are now committed to the technical support of Procuren (expenses classified in cost of sales). Also in 1995, the Company completed the divestiture of its European operations with the sale of its majority-owned German subsidiary.

Results of Operations

      Fiscal Year 1996 vs. Fiscal Year 1997. The Company's revenues increased from $67.4 million in 1996 to $87.9 million in 1997, a 30% increase. The increased revenue is primarily attributable to the operation of 123 wound care facilities at the end of 1996 compared with 148 at the end of 1997 and an 11% increase in revenues at existing wound care facilities related to higher patient volume. Total new patients to the wound care centers increased 26% from 38,699 in 1996 to 48,722 in 1997. The total number of patients receiving Procuren therapy increased 8% from 7,912 in 1996 to 8,583 in 1997; however the percentage of patients receiving Procuren decreased from 20% in 1996 to 18% in 1997. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers, for which physicians are less likely to prescribe Procuren, as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center occurs as the local medical community becomes familiar with the services offered by the Wound Care Center and refers a broader range of chronic wound patients to the Wound Care Center for treatment. The Company anticipates that the percentage of patients receiving Procuren will continue to decline gradually in the future.

      Costs of product sales and services increased from $37.8 million in 1996 to $48.2 million in 1997, a 27% increase. The increase is attributable to the additional staffing and operating expenses of approximately $4.7 million associated with the operation of 25 additional wound care facilities at the end of 1997, as well as increased volume at existing wound care facilities.
Additionally, these 25 facilities include 15 under arrangement Wound Care Centers and 1 freestanding Wound Care Center at which the services component of costs is higher than at the Company's other facilities due to the additional clinic staffing that these models require. As compared with 1996, the higher services components at these facilities accounted for an additional $2.7 million of the increase in product sales and services for 1997. As a percentage of revenues, costs of product sales and services was 55% in 1997 compared with 56% in 1996. The decrease is attributable to the ability of the Company to leverage the fixed overhead components of the cost of product sales and services over a growing revenue base.

      Selling, general and administrative expenses increased from $19.2 million in 1996 to $22.6 million in 1997, an 18% increase. The increase is attributable to the additional staffing and operating expenses associated with the growth of the wound care center business related to field support departments particularly clinical operations, management information systems, costs related to a branding campaign, and a charge of $.3 million related to the decision to relocate the corporate office in 1998. As a percentage of revenues, selling, general and administrative expenses were 26% in 1997 compared to 29% in 1996. The decrease is attributable to the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

      Interest income increased to $2.7 million in 1997 from $1.3 million in 1996. The increase is attributable to higher cash balances resulting from the full year effect of investing the net proceeds of the $22.6 million common stock offering during the third quarter of 1996 as well as cash provided by operations.

      Net income increased from $10.7 million or $.90 (diluted) per share in 1996 to $16.5 million or $1.27 (diluted) per share in 1997. The increase in earnings of $5.8 million is primarily attributable to an improvement in operating margins associated with the revenue growth particularly related to existing wound care facilities and economies of scale achieved through market growth. Additionally interest income increased in 1997 due to higher cash balances but was offset by an increase in income taxes as a result of a higher effective tax rate in 1997.

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

Liquidity and Capital Resources

      Working capital was $62.6 million at December 31, 1997 compared to $45.8 million at December 31, 1995. Total cash, cash equivalents and marketable securities held-to-maturity as of December 31, 1997 was $58.6 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities increased from 5.3:1 at December 31, 1996 to 6.1:1 at December 31, 1997. The increase in working capital and improvement in the ratio of current assets to current liabilities was primarily attributable to the net income for fiscal year 1997.

      Cash flows provided by operations for 1997 totaled $20.6 million primarily attributable to the net income for the period. Cash flows provided by investing activities for 1997 totaled approximately $12.6 million primarily attributable to the excess of sales of marketable securities held to maturity over purchases of $19.0 million offset by capital expenditures for furniture, equipment and leasehold improvements of $6.5 million. Cash flows provided by financing activities totaled $1.3 million for 1997 primarily attributable to net proceeds from the exercise of stock options offset by payment of the loan guaranteed by the Company for its former subsidiary, Curative Technologies, GmbH.

      During 1997, the Company experienced a $1.9 million increase in net accounts receivable primarily due to the increase in revenues. The average number of days receivables were outstanding decreased from 59 days as of December 31, 1996 to 54 days as of December 31, 1997. Further, compared to December 31, 1996, the Company's accounts payable and accrued expenses increased $1.8 million as of December 31, 1997.

      In May 1995, the Company sold its 62% interest in its majority owned German subsidiary to the subsidiary's general manager. In connection with the sale, the Company made a working capital commitment of 0.5 million Deutsche Mark
(dm) which was paid in 1995. Additionally, the Company is entitled to future contingent payments of 30% of the subsidiary's profits up to 0.5 million dm. Additionally, there are contingent payments of approximately 1.0 million dm due the Company representing previously advanced intercompany loans. Since the subsidiary had a history of operating losses, the Company has not recorded any amounts due from the subsidiary. In March 1997, the Company paid off the revolving credit facility and no longer guarantees any debt of the former subsidiary.

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

      The following table sets forth the financial results of the Company for the eight quarters ended December 31, 1997 and December 31, 1996:

                                             Gross                    Income Per
         Quarter Ended             Revenues  Profit     Net Income  Common Share
         1997:
          December 31 ...........  $23,860   $10,833    $4,599      $.35
          September 30 ..........   22,705    10,284     4,286       .33
          June 30 ...............   21,687     9,793     3,912       .30
          March 31 ..............   19,654     8,796     3,665       .28
         1996:
          December 31 ...........  $18,628   $ 8,021    $3,390      $.26
          September 30 ..........   17,462     7,600     2,989       .24
          June 30 ...............   16,388     7,364     2,443       .21
          March 31 ..............   14,917     6,582     1,873       .17

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

           The  following   consolidated  financial  statements  of
           Curative Health Services, Inc. are included herein:

                                                                            Page
                                                                          Number

      Report of Independent Auditors...............................          F-1

      Consolidated Balance Sheets at December 31, 1997 and 1996....          F-2

      Consolidated  Statements of Operations  for each of the years
      ended December 31, 1997, 1996 and 1995.......................          F-3

      Consolidated  Statements of Stockholders' Equity for each of
      the years ended December 31, 1997, 1996 and 1995.............          F-4

      Consolidated  Statements  of Cash Flows for each of the years
      ended December 31, 1997, 1996 and 1995.......................          F-5

      Notes to Consolidated Financial Statements...................          F-6

   2. Financial  Statement   Schedules.   The  following  financial
      statement schedule of Curative Health Services, Inc. is included herein:

      Schedule                                                              Page

      II Valuation and Qualifying Accounts and Reserves...........           S-1

      All other schedules are omitted  because they are not  applicable,  or not
      required,   or  because  the  required  information  is  included  in  the consolidated financial statements or notes thereto.

   3. Exhibits. The exhibits listed in the accompanying Index to Exhibits immediately following the financial statement schedules are filed with this report.

(b) Reports on Form 8-K. No reports filed on Form 8-K filed by the Company during the fiscal quarter ended December 31, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CURATIVE HEALTH SERVICES, INC.


                                          By:/s/ John Vakoutis
                                             -----------------
                                             John Vakoutis
                                             President, Chief Executive Officer
                                             and Director
Dated:  March 27, 1998

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

Signature                 Title                                             Date

/s/ John Vakoutis         President, Chief Executive Officer      March 27, 1998
    ------------          (Principal Executive Officer) and Director
    John Vakoutis

/s/ John C. Prior         Senior Vice President Finance and       March 27, 1998
    -------------         Chief Financial Officer
    John C. Prior         (Principal Financial and Accounting
                          Officer) and Secretary

/s/ Gerardo Canet         Director                                March 27, 1998
    -------------
    Gerardo Canet

/s/ Daniel A. Gregorie, MD   Director                             March 27, 1998
    ----------------------
    Daniel A. Gregorie, MD

/s/ Lawrence C. Hoff      Director                                March 27, 1998
    ----------------
    Lawrence C. Hoff

/s/ Timothy I. Maudlin    Director                                March 27, 1998
    ------------------
    Timothy I. Maudlin

/s/ Gerard Moufflet       Director                                March 27, 1998
    ---------------
    Gerard Moufflet

/s/ Lawrence J. Stuesser  Chairman of the Board and Director      March 27, 1998
    --------------------
    Lawrence J. Stuesser

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CURATIVE HEALTH SERVICES, INC.



                                          By:_______________________________
                                             John Vakoutis
                                             President, Chief Executive Officer
                                             and Director
Dated:  March 27, 1998

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

Signature                 Title                                             Date

___________________       President, Chief Executive Officer      March 27, 1998
John Vakoutis             (Principal Executive Officer)and Director

___________________       Senior  Vice  President  Finance and    March 27, 1998
John C. Prior             Chief Financial Officer (Principal
                          Financial and Accounting Officer)
                          and Secretary

___________________       Director                                March 27, 1998
Gerardo Canet

______________________    Director                                March 27, 1998
Daniel A. Gregorie, MD

___________________       Director                                March 27, 1998
Lawrence C. Hoff

___________________       Director                                March 27, 1998
Timothy I. Maudlin

___________________       Director                                March 27, 1998
Gerard Moufflet

____________________      Chairman of the Board and Director      March 27, 1998
Lawrence J. Stuesser

Report of Independent Auditors


Board of Directors and Stockholders
Curative Health Services, Inc.

      We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    /s/ Ernst & Young LLP

Melville, New York
February 9, 1998

         CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)


                                                                                                          December 31,
                                                                                                           1997                1996
                                                                                                           -------------------------

ASSETS
   Cash and cash equivalents ...............................................................           $ 39,746            $  5,226
   Marketable securities held-to-maturity ..................................................             18,807              37,838
   Accounts receivable (less allowance of $2,492
   and $941 at December 31, 1997 and 1996, respectively) ...................................             14,211              12,319
   Deferred tax asset ......................................................................              1,235                   -
   Prepaid and other current assets ........................................................                924               1,022
                                                                                                         ------              ------
      Total current assets .................................................................             74,923              56,405
   Property and equipment, net .............................................................              9,268               4,754
   Other assets ............................................................................                748                 800
                                                                                                         ------              ------
      Total assets .........................................................................           $ 84,939            $ 61,959
                                                                                                       ========            ========
LIABILITIES & STOCKHOLDERS' EQUITY
   Accounts payable ........................................................................           $  8,846            $  7,368
   Accrued expenses ........................................................................              3,454               3,137
   Capital lease obligations ...............................................................                 40                 140
                                                                                                         ------              ------
      Total current liabilities ............................................................             12,340              10,645
Long term debt .............................................................................                  -               1,000
Capital lease obligations ..................................................................                  7                  44
   Stockholders' equity:
      Preferred stock, $.01 par value per share; 10,000,000
      shares authorized, none issued .......................................................                  -                   -
      Preferred  stock,  Series A Junior  Participating,
      par value $.01 per share, 500,000 shares authorized, none issued .....................                  -                   -
      Common stock, $.01 par value per share; 50,000,000
      shares authorized,12,561,342 shares issued and
      outstanding (12,215,423 shares in 1996) ..............................................                125                 121

      Additional paid in capital ...........................................................             75,235              69,421
      Deficit ..............................................................................             (2,768)            (19,230)
                                                                                                         ------              ------
                                                                                                         72,592              50,312
      Subscription receivable ..............................................................                  -                 (42)
                                                                                                         ------              ------
      Total stockholders' equity ...........................................................             72,592              50,270
                                                                                                         ------              ------
   Total liabilities and stockholders' equity ..............................................           $ 84,939            $ 61,959
                                                                                                       ========            ========


                 See notes to consolidated financial statements
                                      F - 2

         CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share data)

                                                                                                    Year Ended December 31,
                                                                                            1997              1996              1995
                                                                                            ----------------------------------------
Revenues .....................................................................           $87,906           $67,395           $52,442
Costs and operating expenses:
   Costs of product sales and services .......................................            48,200            37,828            26,189
   Selling, general and administrative .......................................            22,617            19,208            18,209
   Research and development ..................................................                 -                 -             4,143
                                                                                          ------            ------            ------
      Total costs and operating expenses .....................................            70,817            57,036            48,541

Income from operations .......................................................            17,089            10,359             3,901
Interest income ..............................................................             2,666             1,344               528
                                                                                          ------            ------            ------
Income before income taxes ...................................................            19,755            11,703             4,429
Income taxes .................................................................             3,293             1,008               219
                                                                                          ------            ------            ------
Net income ...................................................................           $16,462           $10,695           $ 4,210
                                                                                         =======           =======           =======
Net income per common share, basic ...........................................           $  1.33           $   .95           $   .41
                                                                                         =======           =======           =======
Net income per common share, diluted .........................................           $  1.27           $   .90           $   .39
                                                                                         =======           =======           =======

Denominator for basic earnings per share, weighted average
common shares ................................................................            12,404            11,212            10,192
Denominator for diluted earnings per share, weighted                                     =======           =======           =======
   average common shares assuming conversions ................................            12,954            11,909            10,768
                                                                                         =======           =======           =======

                 See notes to consolidated financial statements
                                      F - 3

                      See notes to consolidated financial statements
                                          F - 4
                      CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands, except shares)



                                                                                            Foreign
                                                                     Additional             Currency                           Total
                                                  Common Stock       Paid in                Translation  Subscription  Stockholders'
                                               Shares     Amount     Capital     Deficit    Adjustment   Receivable           Equity
                                               -------------------------------------------------------------------------------------
 Balance, December 31, 1994 ..................  10,024,686  $ 100     $ 44,034    $(34,135)  $ (179)     $  (42)             $ 9,778

   Foreign currency
   translation adjustment ...................                                                   179                              179
   Exercise of warrants .....................       5,803                                                                          -
   Exercise of options ......................     396,280      4        1,397                                                  1,401
   Tax benefit from stock option
     exercises ..............................                              43                                                     43
   Net income for 1995 ......................                                        4,210                                     4,210
                                               -------------------------------------------------------------------------------------
 Balance, December 31, 1995 .................  10,426,769    104       45,474      (29,925)       -         (42)              15,611
   Secondary public offering, net
   of expenses of $1,806 ....................   1,437,500     14       22,618                                                 22,632
   Exercise of warrants .....................     102,608      1                                                                   1
   Exercise of options ......................     248,546      2        1,249                                                  1,251
   Tax benefit from stock option
      exercises .............................                              80                                                     80
   Net income for 1996 ......................                                       10,695                                    10,695
                                               -------------------------------------------------------------------------------------
Balance, December 31, 1996 ..................  12,215,423    121       69,421      (19,230)       -         (42)              50,270
   Subscription receivable ..................                                                                42                   42
   Exercise of options ......................     345,919      4        2,414                                                  2,418
   Tax benefit from stock option
      exercises .............................                           3,400                                                  3,400
   Net income for 1997 ......................                                       16,462                                    16,462
                                               -------------------------------------------------------------------------------------
Balance, December 31, 1997 ..................  12,561,342  $ 125     $ 75,235    $  (2,768)    $  -       $   -             $ 72,592
                                               =====================================================================================


                       See notes to consolidated financial statements
                                            F - 4

                      CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)

                                                                                                   Year Ended December 31,
                                                                                                   -----------------------
                                                                                             1997             1996             1995
                                                                                             --------------------------------------


OPERATING ACTIVITIES:
Net income ......................................................................        $ 16,462         $ 10,695         $  4,210
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation & amortization ...................................................           2,014            1,185              998
  Provision for doubtful accounts ...............................................           1,648              782              150
  Write-off of abandoned patent applications ....................................               -                -              382
  Loss on sale of CTGmbH ........................................................               -                -              111
  Deferred income taxes .........................................................          (1,235)               -                -
  Tax benefit from stock option exercises .......................................           3,400               80               43
Change in operating assets and liabilities:
  Increase in accounts receivable ...............................................          (3,540)          (5,325)          (1,524)
  Decrease (increase) in prepaid and other current assets .......................              98             (202)             324
  Increase in accounts payable and accrued expenses .............................           1,795            2,447            1,254
                                                                                           ------           ------           ------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................................          20,642            9,662            5,948
INVESTING ACTIVITIES:
Sale of CT GmbH .................................................................               -                -             (286)
Purchases of property and equipment .............................................          (6,476)          (2,505)          (2,001)
Purchases of marketable securities held-to-maturity .............................         (56,781)         (38,923)         (12,418)
Sales of marketable securities held-to-maturity .................................          75,812           10,450            5,861
                                                                                           ------           ------           ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .............................          12,555          (30,978)          (8,844)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants
  and subscription receivable ...................................................           2,460            1,252            1,401
Proceeds from secondary public offering, net of expenses ........................               -           22,632                -
Principal payments on capital lease obligations and revolving
  line of credit ................................................................          (1,137)            (177)            (143)
NET CASH PROVIDED BY FINANCING ACTIVITIES .......................................           1,323           23,707            1,258
Effect of exchange rate changes on cash and cash equivalents ....................               -                -               14

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................          34,520            2,391           (1,624)
Cash and cash equivalents at beginning of year ..................................           5,226            2,835            4,459
                                                                                           ------           ------           ------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................................        $ 39,746         $  5,226         $  2,835
                                                                                         ========         ========         ========
SUPPLEMENTARY CASH FLOW INFORMATION:
  Interest paid .................................................................        $     31         $     93         $    119
                                                                                         ========         ========         ========
See Notes E and F for Non-Cash Transactions

                 See notes to consolidated financial statements
                                      F - 5

                      CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      December 31, 1997


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

      Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. In May 1995, the Company sold its 62% interest in its German subsidiary (See Note B). Operating results of that subsidiary for the first five months of 1995 are included in the consolidated operating results. Intercompany balances and transactions have been eliminated in consolidation.

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Net Income Per Share: In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share". FASB No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earning per share amounts for all periods have been presented, and where appropriate, restated to conform to FASB No. 128 requirements.

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

      Other Assets: As of December 31, 1996 and 1997, other assets consist of costs associated with filing patent and trademark applications which totaled $800,000 and $748,000, respectively. During 1995 the Company wrote-off deferred patent costs of $382,000 related to patent applications no longer being pursued. In December 1992, the Company received broad patent coverage on wound healing agents derived from platelets. Costs and expenses related to this patent of $920,000 are being amortized over the life of the patent (17 years) and trademarks of $75,000 are being amortized over the estimated life of the trademark (20 years) using the straight-line method.

      Cash and Cash Equivalents: Cash and cash equivalents represent demand deposits with banks, certificates of deposit with maturities of less than three months at time of purchase and highly liquid money market fund investments.

      Marketable Securities Held-to-Maturity: Held-to-maturity marketable securities represent highly liquid money market instruments with maturities of greater than three months at time of purchase. These securities, consisting principally of securities of U.S. Government agencies maturing at various dates through November 1998, are valued at amortized cost which approximates market. The Company's investment policy gives primary consideration to safety of principal, liquidity and return. The Company invests its funds with institutions that have high credit ratings and to date has not experienced any losses on its investments. The Company follows the provisions of FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This pronouncement requires all companies with investments in debt and equity securities to classify these securities as held-to-maturity, trading, or available for sale. The Company classifies its investments in such securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. As of December 31, 1996 and 1997, the Company had approximately $53,000 and $20,000 of unrealized gains on marketable securities, respectively.

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

NOTE B -- ACQUISITIONS AND DIVESTITURES

     During the second quarter of 1995, the Company sold its 62% interest in its German subsidiary to the subsidiary's general manager. In connection with the sale, the Company made a working capital commitment of 0.5 million Deutsche Marks (dm) which was paid in 1995. Additionally, the Company is entitled to future contingent payments of 30 percent of the former subsidiary's profits up to 500,000 dm. There are contingent payments ofapproximately one million dm due the Company representing previously advanced intercompany loans. Since the former subsidiary has had a history of operating losses, the Company has not recorded any amounts due. Further, the Company remains a guarantor of the former subsidiary's revolving credit facility of 1.4 million dm ($1.0 million) and is obligated to make the interest payments on the outstanding indebtedness. The accounting for the sale resulted in a charge to operations of $111,000 in 1995. As a result of the transaction, the accounts of the foreign subsidiary are no longer consolidated (See Note I).

NOTE C -- PROPERTY AND EQUIPMENT

      A summary of property and equipment and related accumulated depreciation and amortization follows:

                                                                 December 31,
                                                                 ------------
                                                                1997      1996
                                                                --------------
                                                                (In thousands)
           Property and equipment........................... $10,295    $5,616
           Leased equipment capitalized.....................   1,371     1,371
           Leasehold improvements...........................   4,450     2,653
                                                               -----     -----
                                                              16,116     9,640
           Less accumulated depreciation and amortization...   6,848     4,886
                                                               -----     -----
                                                             $ 9,268    $4,754
                                                               =====     =====

NOTE D -- ACCRUED EXPENSES

      Accrued expenses are as follows:
                                                                 December 31,
                                                                 ------------
                                                                1997      1996
                                                                --------------
                                                                (In thousands)

           Incentive compensation and benefits               $ 3,393   $ 3,016
           Research and technical service contracts               61       121
                                                               -----     -----
                                                             $ 3,454   $ 3,137
                                                             =======   =======

NOTE E -- LEASES

      The Company has entered into several noncancellable operating leases for the rental of certain office space expiring in various years through 2005. The Company also leases certain equipment under noncancellable capital and operating leases expiring in various years through 1999. The principal lease for office space provides for initial monthly rental of $47,875 escalating to $52,854 in the final year. The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 1997:


                                              Capital Leases    Operating Leases
                                              --------------    ----------------
                                                        (In thousands)
      1998..............................          $ 43                $ 2,031
      1999 .............................             7                  1,474
      2000 .............................             -                  1,234
      2001..............................             -                    950
      2002..............................             -                    720
      Thereafter........................             -                  1,564
                                                 -----                  -----
      Total minimum lease payments......            50                 $7,973
                                                                       ======
      Less amounts representing interest            (3)
                                                 -----
      Present value of net minimum lease payments
      ($40 current portion)............           $ 47
                                                 =====

      Equipment acquired under capital leases approximated $140,000 in 1995. Rent expense for all operating leases was approximately $2,118,000, $1,498,000 and $897,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE F -- STOCKHOLDERS' EQUITY

      Common Stock: In August 1996 the Company completed a secondary public offering of 1,437,500 shares of common stock at a price of $17.00 per share. Expenses related to this offering were approximately $1,806,000.

      Director Share Purchase Program: In April 1993, the Company established a Director Share Purchase Program (the "Program") to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director's annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company's common stock at market value. At December 31, 1997 and 1996, 118,406 shares of common stock were reserved for future issuance under the Program.

      Warrants: In August 1995, the Company exchanged 5,803 shares of common stock for 12,500 shares issuable under warrants originally issued in connection with a working capital loan agreement entered into December 1990 and terminated in October 1991. In April 1996, the Company exchanged 102,608 shares of common stock for 166,667 shares issuable under a bridge financing agreement entered into in April 1991 and terminated upon the closing of the Company's 1991 initial public offering. There was no cash exchanged in either transaction. As of December 31, 1997 and 1996, all outstanding warrants have been exercised.

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

NOTE G -- STOCK BASED COMPENSATION PLANS

      The Company has stock option plans which provide for the granting of non-qualified or incentive options to employees, directors, consultants and advisors. The plans authorize granting of up to 2,581,695 shares of the Company's common stock at the market value at the date of such grants. All options are exercisable at times as determined by the Board of Directors not to exceed ten years after the grant date.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB 25") in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of FASB No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing such stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net income and net income per share is required by Statement 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions at December 31, 1997, 1996 and 1995 respectively: risk-free interest rate of 5.61%, 6.36% and 6.36%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 58.0%, 62.2% and 62.2%; and a weighted-average expected life of the options of 4.0 years.

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
                                           (in thousands, except per share data)
                                                     1997       1996        1995
           Net Income:   As Reported             $ 16,462   $ 10,695     $ 4,210
                         Pro Forma                 14,949     10,088       4,126
           Basic EPS:    As Reported             $   1.33   $    .95     $   .41
                         Pro Forma                   1.21        .90         .40
           Diluted EPS:  As Reported             $   1.27   $    .90     $   .39
                         Pro Forma                   1.15        .85         .38

      As required by FASB No. 123, the fair value method of accounting has not been applied to options granted prior to January 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

      Information as to options for shares of common stock granted as of December 31, 1997, 1996 and 1995 is as follows:



                                             1997                          1996                         1995
                                      -------------------------------------------------------------------------------------
                                                 Weighted Avg                  Weighted Avg                  Weighted Avg
                                      Options    Exercise Price     Options    Exercise Price    Options     Exercise Price
                                      -------------------------     -------------------------    --------------------------
Outstanding at beginning of year      1,177,833      $ 15.04        1,131,611      $ 6.37        1,333,784       $ 5.21
Granted..............                   625,500        28.43          348,100       21.91          297,700         8.73
Exercised............                  (345,919)        6.99         (248,546)       5.11         (396,280)        4.39
Cancelled............                  (103,800)       19.74          (53,332)      10.98         (103,593)        5.33
                                      ----------      ------        ----------     ------        ----------      ------
Outstanding at end of year            1,353,614        22.92        1,177,833       15.04        1,131,611         6.37
                                      ==========                    =========                    =========
Exercisable at end of year              338,303                       318,481                      315,238
                                        =======                       =======                      =======
Weighted average fair value of
   options granted...                                $ 14.86                       $11.64                        $ 4.66
                                                     =======                       =======                       ======


      The following table summarizes information about stock options outstanding at December 31, 1997:
                                                      Weighted Average
                       Options         Options        Remaining
     Exercise Price    Outstanding     Exercisable    Contractual Life (InYears)

     $ 1.55  - $ 4.75     188,228      78,038                     4.9
       4.875 -   7.00     148,800      47,400                     5.4
       8.50  -  10.125     85,200      50,250                     7.5
      13.25  -  20.00     151,811      78,980                     8
      20.25  -  27.25     311,575      83,635                     8.7
      27.50  -  33.06     468,000           0                     9.5
                          -------      ------                     ---
                        1,353,614     338,303                     6.7
                        =========     =======                     ===

      At December 31, 1997, 1,435,172 shares of common stock were reserved for future issuance.

NOTE H -- INCOME TAXES

      Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements using enacted tax rates. Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits is more likely than not.

      Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows:
                                                            1997        1996

          Accrued expenses, deductible when paid        $  1,032     $   366
          Book over tax depreciation                         203         163
          Net operating loss carryforwards                     -       5,600
                                                           -----       -----
                                                           1,235       6,129
          Valuation allowance                                  -      (6,129)
          Net deferred tax assets                       $  1,235     $   -0-

    The Company reduced its valuation allowance for deferred tax assets by $5,871,000 and $500,000 during the years ended December 31, 1996 and 1995, respectively.


    Significant components of the provision (benefit) for income taxes are presented below:

                                                       1997      1996      1995
                                                       ------------------------
           Current:
              Federal                              $  7,340  $  4,553  $  1,161
              State                                   1,050       780       137
           Deferred                                  (1,235)        -         -
           Utilization of net operating
           loss carryforwards                        (3,862)   (4,325)   (1,079)
                                                     ------    ------    ------
           Total Income Tax Provision              $  3,293  $  1,008  $    219
                                                   ========  ========  ========
                                     F - 11

A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows:

                                                  1997      1996      1995
                                                  ------------------------

             Federal statutory tax rate           35.0%     35.0%     35.0%
             State income taxes net
             of Federal benefit                    3.5%      4.0%      2.0%
             Reduction in valuation allowance     (6.2%)       -         -
             Tax benefit of net operating
             loss carryforwards                  (23.0%)   (30.0%)   (31.0%)
             Other                                 7.4%        -         -
                                                  -----     -----     -----
             Effective Tax Rate                   16.7%      9.0%      5.0%
                                                  =====     =====     =====

NOTE I -- LOANS PAYABLE AND LONG TERM DEBT

      In December 1992, the Company's German subsidiary entered into a 1.4 million deutsche mark (dm) revolving credit facility. In April 1994, this facility was increased to approximately 1.9 million dm, with 1.4 million dm converted to a term loan due in May 1998, and .5 million dm as a revolving credit facility reviewed for renewal annually. The facility provides for 10.0% interest on outstanding balances. The Company was a guarantor of this long-term facility for up to 1.4 million dm (approximately $1.0 million outstanding at December 31, 1996). In May 1995, the Company sold its 62% interest in its German subsidiary. As part of the sale agreement the Company continued to guarantee the long term loan and assumed responsibility for the interest payments on that loan. In March 1997, the Company paid off the revolving credit facility and no longer guarantees any debt of the former subsidiary.

NOTE J -- MAJOR CUSTOMERS

     In 1995, 1996 and 1997, the Company derived 24%, 28% and 29% of its consolidated revenues from one customer, respectively.

NOTE K -- LEGAL PROCEEDINGS

      In December 1994, the Company entered into a settlement agreement with the United States Department of Health and Human Services in connection with claims raised under the Civil False Claims Act against the Company and UltraMed, a former subsidiary which was sold in February 1994.

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

      On December 6, 1996, the United States District Court for the Eastern District of New York approved the class action settlement in a lawsuit filed against the Company and certain of its officers by a shareholder. The settlement disposed of allegations by the shareholder that the Company failed to meet its disclosure obligations with respect to certain practices of UltraMed, Inc. The Company denied any liability or wrongdoing and the settlement was neither an admission of any liability or wrongdoing by the Company or any of its officers or employees. The action was settled for a total payment of $500,000 of which 50% was paid by the Company's insurer.

      The Company, in the ordinary course of business is the subject of or party to various lawsuits, the outcome of which in the opinion of management, will not have a material adverse effect on the consolidated financial statements.

NOTE L -- EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                1997          1996          1995
                                                --------------------------------
                                                      (In thousands)
 Denominator:
    Denominator for basic earnings per
    share, weighted average shares            12,404        11,212        10,192

 Effect of dilutive employee stock options       550           697           576
                                              ------        ------        ------

 Denominator for diluted earnings per share,
    adjusted weighted average shares and
    assumed conversions                       12,954        11,909        10,768

      The numerator for basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 is the net income for the period.

Schedule II


                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          YEAR ENDED DECEMBER 31, 1997



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

Year ended December 31, 1997:
Allowance for doubtful accounts            $  941,000          $   1,648,000   $    -               $   97,000(3)       $  2,492,000
                                           ==========          =============   ======                =========          ============
Allowance for deferred tax valuation       $6,129,000          $           -   $    -               $6,129,000(4)       $          -
                                           ===========         =============   ======               ==========          ============


Year ended December 31, 1996:
Allowance for doubtful accounts            $ 514,000           $     782,000   $    -               $(355,000)(2)       $    941,000
                                           =========           =============   ======               ==========          ============
Allowance for deferred tax valuation     $12,000,000           $           -   $    -               $5,871,000(4)       $  6,129,000
                                         ============          =============   ======               ==========          ============



Year ended December 31, 1995:
Allowance for doubtful accounts           $  364,000           $    150,000    $   -                $        -          $    514,000
                                          ==========           ============    =====                ==========          ============
Allowance for deferred tax valuation     $12,500,000           $   (500,000)(1)$   -                $        -          $ 12,000,000
                                         ===========           ============    =====                ==========          ============



(1)  Offset by (decrease) increase in net deferred tax assets
(2)  Accounts written off during 1996
(3)  Accounts written off during 1997
(4)  Reduction in allowances


INDEX TO EXHIBITS


Exhibit No. Description                                                 Page No.

3.1         Articles of Incorporation of the Company                         (1)

3.2         Bylaws of the Company                                            (1)

4.0         Rights Agreement, dated as of October 25, 1995 between
            Curative Technologies, Inc. and Bank Minnesota,
            National Association, as Rights Agent                            (7)

4.1         Stock Purchase Agreement, dated July 6, 1989, among
            the Company and certain investors named therein         (1)(Ex. 4.2)


10.1        Technology Transfer Agreement, dated September 21, 1990,
            between Curative Technologies GmbH and the Company     (1)(Ex. 10.8)


10.2        Contractual Agreement for Wound Healing Product
            effective as of January 1, 1988, between the Company
            and the University of Minnesota Hospital and Clinic   (1)(Ex. 10.17)

10.3        Form of Wound Care Center(R)Contract                  (1)(Ex. 10.18)

10.4        Lease Agreement dated June 13, 1989, between
            In-House Partners and the Company                     (1)(Ex. 10.21)

10.5        Employment Agreement, dated as of September 1, 1997
            between John C. Prior and the Company                              *

10.6        1991 Stock Option Plan                              (1)(Ex. 10.27)**

10.7        Amendment No.3 to the 1991 Stock Option Plan                   (2)**

10.8        Amended and Restated Bridge Financing Commitment
            Agreement, dated April 30, 1991, with a form of
            warrant attached                                      (1)(Ex. 10.28)

10.8.1      Amendment to Stock Subscription Warrant for Shares
            of Common Stock of Curative Technologies, Inc.                   (9)

10.9        Curative Health Services, Inc., Director Share
            Purchase Program                                               (3)**

10.10       Employment Agreement, dated as of October 21, 1993,
            between Howard Jones and the Company                           (4)**

10.11       Curative Health Services, Inc. Employee 401(k) Savings
            Plan, as amended and restated                                  (5)**

10.12       Settlement Agreement by and between the University of
            California, David R. Knighton and the Company dated
            September 1, 1993                                                (6)

10.13       Settlement Agreement by and among the United States
            of America and UltraMed, Inc., Robert  Baurys,
            Susan Hrim, Cy Corgan, Chris Rosenski  and the Company
            dated October 18, 1994 and related agreements                    (6)

10.14       Amendment of Employment Agreement, dated September 1, 1997
            between John Vakoutis and the Company                              *

10.15       Employment Agreement dated as of September 1, 1997, between
            Carol Gleber and the Company                                       *

10.16       Employment Agreement dated as of June 17, 1987, between
            Gary Jensen and the Company                                    (6)**

10.17       Memorandum of Understanding-Settlement of Shareholder Lawsuit   (10)

10.18       Final Judgment and Order of Dismissal with Prejudice
            of Class Action                                                 (11)

10.19       Curative Technologies, Inc. Non-Employee Director
            Stock Option Plan                                                (8)

22.         Subsidiaries of the Registrant                                     *

23.         Consent of Ernst & Young LLP                                       *


*      Filed herewith
** Required to be filed pursuant to Item 601(b)(10)(ii)or(iii) (A) of Regulation S-K.
(1) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 33-39880).
(2) Incorporated by reference to Exhibit 10.25.1 to the Company's Quarterly Report's on Form 10-Q for the quarter ended June 30,1996.
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed July 7, 1993, No. 33-65710).
(4)    Incorporated by reference to Exhibit 10.32 to the Company's Annual
       Report on Form 10-K filed for the year ended December 31, 1993.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed October 13, 1994, No. 33-85188).
(6) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended
       December 31, 1994.
(7) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated November 6, 1995.
(8) Incorporated by reference to Exhibit 10.25.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(9) Incorporated by reference to Exhibit 25.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(10) Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995.
(11) Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996.

                                                                      Exhibit 22



SUBSIDIARIES OF THE REGISTRANT


The following is a list of all of the subsidiaries of the registrant:

1. Wound Care Centers(R) of America Incorporated, organized under the laws of Delaware.

2. CHS Services, Inc., organized under the laws of Delaware.

                                                                      Exhibit 23


CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-54880) pertaining to the Curative Health Services, Inc. and subsidiaries 1991 Stock Option Plan, as amended, in the Registration Statement (Form S-8 No. 33-19370) pertaining to the Curative Health Services, Inc. and subsidiaries Director Share Purchase Program and in the Registration Statement (Form S-8 No. 33-85188) pertaining to the Curative Health Services, Inc. and subsidiaries Employee 401(k) Savings Plan of our report dated February 9, 1998, with respect to the consolidated financial statements and schedule of Curative Health Services, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1997.


                                          /s/  Ernst & Young LLP

Melville, New York
March 27, 1998

                                                                   Exhibit 10.14


                          AMENDED AND RESTATED EMPLOYMENT AGREEMENT


           THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of September 1, 1997 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and JOHN VAKOUTIS ("Executive").

           WHEREAS, the Executive has been in the employ of the Company pursuant to that certain Employment Agreement (the "Original Agreement") dated as of October 26, 1994, as amended, on the terms and conditions set forth therein;

           WHEREAS, the Company recognizes that Executive's contribution to the growth and success of the Company has been substantial and therefore desires to assure the Company of Executive's continued employment; and

           WHEREAS, based on the foregoing, the Company and Executive now wish to amend and restate the terms of the Original Agreement.

           NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree that the Original Agreement shall be and is hereby amended and restated in its entirety to read as follows:

1.    Employment

      1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as President and Chief Executive Officer, subject to the direction of the Board of Directors, and in connection therewith, to perform such duties as he shall reasonably be directed by the Board of Directors to perform. Executive hereby accepts such employment and agrees to render such services. Executive shall perform his duties and carry out his responsibilities hereunder in a diligent manner, shall devote his exclusive and full working time, attention and effort to the affairs of the Company, shall use his best efforts to promote the interests of the Company and shall be just and faithful in the performance of his duties and in carrying out his responsibilities.

      1.2 Location. The principal location for performance of Executive's services hereunder shall be at the Company's executive offices, which are currently located in East Setauket, New York, subject to reasonable travel requirements during the course of such performance.

      1.3 Board of Directors. Executive agrees to accept election and to serve during all or any part of the Term as a director of the Company and of any subsidiary or affiliate of the Company, without any compensation therefor other than that specified herein, if elected to any such position by the Board of Directors or by the stockholders of the Company or of any subsidiary or affiliate, as the case may be. The Company will use its best efforts to cause and maintain the election of Executive to the Company's Board of Directors. In connection therewith, the Company shall use its best efforts to include Executive in the management slate for election as a director at every annual meeting of shareholders of the Company at which his term as a director would otherwise expire. Upon the termination of this Agreement or Executive's employment hereunder for any reason, Executive shall resign from the Board and from all other positions as an officer or director of any of the Company's subsidiaries or affiliates.

2.    Employment Term

      The term of Executive's employment hereunder (the "Term") shall be deemed to commence on the Effective Date and shall end on the first anniversary of the Effective Date, unless sooner terminated as hereinafter provided; provided, however, that the Term shall be automatically renewed and extended for an additional period of one (1) year on each anniversary thereafter unless either party gives a Notice of Termination (as defined below) to the other party at least three (3) months prior to such anniversary.

3.     Compensation and Benefits

      3.1   Cash Compensation.

                Base Salary. The Company shall pay Executive an annual salary of $285,000 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Board of Directors and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

           (b) Bonus Plan. Executive shall be entitled to participate in the Company's Executive Bonus Compensation Program, in accordance with and subject to the terms and provisions thereof.

      3.2 Participation in Benefit Plans. Executive shall be entitled to participate in all employee benefit plans or programs of the Company to the extent that his position, title, tenure, salary, age, health and other qualifications make him eligible to participate. The Company does not guarantee the continuance of any particular employee benefit plan or program during the Term, and Executive's participation in any such plan or program shall be subject to all terms, provisions, rules and regulations applicable thereto. Executive will be entitled to twenty (20) days of vacation per year, to be used in accordance with the Company's vacation policy for senior executives as it may change from time to time. For the Benefit Period, if any, (as hereinafter defined), the Company will arrange to provide Executive with welfare benefits (including life and health insurance benefits) of substantially similar design and cost to Executive as the welfare benefits and other employee benefits available to Executive prior to Executive's or the Company's, as the case may be, receipt of Notice of Termination (as hereinafter defined). In the event that Executive shall obtain full-time employment providing welfare benefits during the Benefit Period, such benefits as otherwise receivable hereunder by Executive shall be discontinued.

      3.3 Expenses. The Company will pay or reimburse Executive for all reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties under this Agreement. Executive shall keep detailed and accurate records of expenses incurred in connection with the performance of his duties hereunder and reimbursement therefor shall be in accordance with policies and procedures to be established from time to time by the Board.

      3.4 Automobile Expenses. During the Term, Executive shall be entitled to the use of an automobile leased in the name of the Company. The Executive shall be repaid by the Company for all automobile expenses incurred by the Executive in the performance of his duties under this Agreement.

4.    Termination of Employment

      4.1  Definitions

           (a) "Benefit Period" shall mean (i) the twenty-four (24) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(a), or
(ii) the period consisting of the remainder, if any, of the then current Term in which occurs a termination of employment described in the first sentence of
Section 4.5(b), plus the immediately succeeding twenty-four (24) month period.

           (b)  "Cause" shall mean any of the following:

                 (i) any act or failure to act (or series or combination thereof) by Executive done with the intent to harm in any material respect to the interests of the Company;

                (ii) the commission by Executive of a felony;

                (iii)the perpetration by Executive of a dishonest act or common law fraud against the Company or any subsidiary thereof;

                (iv) a grossly negligent act or failure to act (or series or combination thereof) by Executive detrimental in any material respect to the interests of the Company;

                (v) the material breach by Executive of his agreements or obligations under this Agreement; or

                (vi) the continued refusal to follow the directives of the Board of Directors that are consistent with Executive's duties and responsibilities identified in Section 1.1 hereof.

           (c) A "Change of Control" shall mean any of the following:

                (i)a sale of all or substantially all of the assets of the Company;
                (ii) the acquisition of more than eighty percent (80%) of the Common Stock of the Company (with all classes or series thereof treated as a single class) by any person or group of persons, except a Permitted Shareholder (as hereinafter defined), acting in concert. A "Permitted Shareholder" means a holder, as of the date of the Plan was adopted by the Company, of Common Stock;

                (iii)a reorganization of the Company wherein the holders of Common Stock of the Company receive stock in another company, a merger of the Company with another company wherein there is an eighty percent (80%) or greater change in the ownership of the Common Stock of the Company as a result of such merger, or any other transaction in which the Company (other than as the parent corporation) is consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation;

                (iv) in the event that the Common Stock is traded on an established securities market, a public announcement that any person has acquired or has the right to acquire beneficial ownership of fifty-one percent (51%) or more of the then-outstanding Common Stock and for this purpose the terms "person" and "beneficial ownership" shall have the meanings provided in
Section 13(d) of the Securities and Exchange Act of 1934 or related rules promulgated by the Securities and Exchange Commission, or the commencement of or public announcement of an intention to make a tender offer or exchange offer for fifty-one percent (51%) or more of the then outstanding Common Stock;

                (v) a majority of the Board of Directors is not comprised of Continuing Directors. A "Continuing Director" means a director recommended by the Board of Directors of the Company for election as a director of the Company by the stockholders; or
                (vi) the Board of Directors of the Company, in its sole and absolute discretion, determines that there has been a sufficient change in the share ownership of the Company to constitute a change of effective ownership or control of the Company.

           (d) "Good Reason" shall mean, within the twelve (12) month period immediately following a Change of Control, the occurrence of any one or more of the following events:

                (i) the assignment to Executive of any duties inconsistent in any respect with Executive's position (including status, offices, title, and reporting requirements), authority, duties or other responsibilities as in effect immediately prior to the Change of Control or any other action of the Company that results in a diminishment in such position, authority, duties or responsibilities, other than an insubstantial and inadvertent action that is remedied by the Company promptly after receipt of notice thereof given by Executive;

                (ii) a reduction by the Company in Executive's Base Salary as in effect on the date hereof and as the same shall be increased from time to time hereafter;

                (iii)the Company's requiring Executive to be based at a location in excess of fifty (50) miles from the location of Executive's principal office immediately prior to the Change of Control;

                (iv) the failure by the Company to (a) continue in effect any material compensation or benefit plan, program, policy or practice in which Executive was participating at the time of the Change of Control or (b) provide Executive with compensation and benefits at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program, policy and practice as in effect immediately prior to the Change of Control (or as in effect following the Change of Control, if greater);

                (v) the failure of the Company to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform this Agreement; and

                (vi) any purported termination by the Company of Executive's employment that is not effected pursuant to a Notice of Termination (as defined below).

           (e) "Date of Termination" shall mean the date specified in the Notice of Termination (as hereinafter defined) (except in the case of Executive's death, in which case Date of Termination shall be the date of death); provided, however, that if Executive's employment is terminated by the Company other than for Cause, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to Executive and if Executive's employment is terminated by Executive for Good Reason, the date specified in the Notice of Termination shall not be more than sixty (60) days from the date the Notice of Termination is given to the Company.

           (f) "Notice of Termination" shall mean a written notice either from the Company to Executive, or Executive to the Company, that indicates Section 2 or the specific provision of Section 4 of this Agreement relied upon as the reason for such termination or nonrenewal, the Date of Termination, and, in reasonable detail, the facts and circumstances claimed to provide a basis for termination or nonrenewal pursuant to Section 2 or this Section 4 of this Agreement.

      4.2 Termination Upon Death or Disability. This Agreement, and Executive's employment hereunder, shall terminate automatically and without the necessity of any action on the part of the Company upon the death of Executive. In addition, if at any time during the Term Executive shall become physically or mentally disabled, whether totally or partially, so that he is unable substantially to perform his duties and services hereunder for (i) a period of six (6)
consecutive months, or (ii) for shorter periods aggregating six (6) months during any twelve (12) month period, the Company may at any time after the last day of the sixth consecutive month of disability or the day on which the shorter periods of disability shall have equaled an aggregate of six (6) months, by written notice to Executive (but before Executive has recovered from such disability), terminate this Agreement and Executive's employment hereunder.

      4.3 Company's and Executive's Right to Terminate--Prior to Change of Control. Prior to a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and by Executive, at any time, upon thirty (30) days prior written notice to the Company. Any termination of Executive's employment by the Company without Cause prior to a Change of Control that occurs at the request or insistence of any person (other than the Company) relating to such Change of Control shall be deemed to have occurred after the Change of Control for the purposes of this Agreement.

      4.4 Company's and Executive's  Right to  Terminate--Following  a Change of
Control. Following a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time (i) by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and (ii) by Executive for Good Reason upon thirty (30) days prior written notice to the Company. Executive's right to terminate his employment pursuant to this Section
4.4 shall not be affected by incapacity due to physical or mental illness. Executive's continued employment following a Change of Control shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder.

      4.5  Compensation Upon Termination.

           (a) Termination Prior to Change of Control. In the event the Company terminates (or elects not to renew) this Agreement without Cause, and such termination (or nonrenewal) without Cause occurs prior to any Change of Control, Executive shall be entitled to receive his Base Salary through the Date of Termination, the welfare benefits described in Section 3.2 for the Benefit Period, and not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the product of two (2) times the sum of Executive's then Current Base Salary plus the arithmetic average of payments made to Executive pursuant to the Company's Executive Bonus Compensation Program with respect to the three (3) fiscal years immediately preceding the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive which would otherwise vest and become exercisable during the twelve
(12) month period commencing on the Date of Termination shall vest and become exercisable on the Date of Termination. In the event this Agreement is terminated (or not renewed) for any reason other than by the Company without Cause, and such termination (or nonrenewal) occurs prior to a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through such Date of Termination.


           (b) Termination Following Change of Control. If this Agreement is terminated (or not renewed) (i) by the Company without Cause, or (ii) by Executive for Good Reason during the twelve (12) month period immediately following a Change of Control, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall be entitled to receive his full Base Salary through the Date of Termination, the welfare benefits described in
Section 3.2 for the Benefit Period and, not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of (a) the Base Salary which would otherwise have been payable for the remainder (if any) of the then current Term, plus (ii) an amount equal the product of two (2) times the sum of Executive's then current annual Base Salary plus the arithmetic average of payments made to Executive pursuant to the Company's Executive Bonus Compensation Program with respect to the three (3) fiscal years immediately preceding the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive shall vest and become immediately exercisable in full. In the event this Agreement is terminated (or not renewed) for any reason other than (i) by the Company without Cause, or (ii) by Executive for Good Reason, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through the Date of Termination.

           (c) At Executive's option to be exercised by written notice to the Company, the severance benefits payable under this Section 4.5 shall be paid in accordance with the Company's normal payroll procedures over the twenty-four
(24)month or longer period as contemplated by Section 4.5(b), as the case may be, corresponding to the amount of the payments instead of in a lump sum.

           (d) Anything to the contrary contained herein notwithstanding, as a condition to Executive receiving severance benefits to be paid pursuant to this
Section 4.5, Executive shall execute and deliver to the Company a general release in form and substance reasonably satisfactory to the Company releasing the Company and its officers, directors, employees and agents from all liabilities, claims and obligations of any nature whatsoever, excepting only the Company's obligations under this Agreement, under any Stock Option Award Agreements, and under any other employee benefit plans or programs in which Executive participates under Section 3.2 hereof, subject to all terms and conditions of such plans or programs and this Agreement.

           (e) Anything to the contrary contained herein notwithstanding, in the event that any payment or benefit received or to be received by Executive in connection with a Change in Control of the Company or termination of Executive's employment (whether payable pursuant to the terms of this Agreement or any other plan, contract, agreement or arrangement with the Company, with any person whose actions result in a Change in Control of the Company or with any person constituting a member of an "affiliated group" as defined in Section 280G(d)(5) of the Internal Revenue Code of 1986, as amended (the "Code"), with the Company or with any person whose actions result in a Change in Control of the Company (collectively, the "Total Payments")) would not be deductible (in whole or in part) by the Company or such other person making such payment or providing such benefit solely as a result of Section 280G of the Code, the amount payable to Executive pursuant to this Section 4.5 shall be reduced until no portion of the Total Payments is not deductible solely as a result of Section 280G of the Code or such amount payable to Executive pursuant to Section 4.5 is reduced to zero. For purposes of this limitation, (a) no portion of the Total Payments the receipt or enjoyment of which Executive shall have effectively waived in writing prior to the date of payment of the amount pursuant to Section 4.5 shall be taken into account; (b) no portion of the Total Payments shall be taken into account which in the opinion of tax counsel selected by the Company and reasonably acceptable to Executive does not constitute a "parachute payment" within the meaning of Section 280G(b)(2) of the Code; (c) the payment pursuant to Section 4.5 shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in the immediately preceding clause (b)) in their entirety constitute reasonable compensation within the meaning of
Section 280G(b)(4)(B) of the Code, in the opinion of the tax counsel referred to in the immediately preceding clause (b); and (d) the value of any other non-cash benefit or of any deferred cash payment included in the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

5.    Employment Covenants

      5.1 Trade Secrets and Confidential Information. Executive agrees that he shall, during the course of his employment and thereafter, hold inviolate and keep secret all documents, materials, knowledge or other confidential business or technical information of any nature whatsoever disclosed to or developed by him or to which he had access as a result of his employment (hereinafter referred to as "Confidential Information"). Such Confidential Information shall include technical and business information, including, but not limited to, inventions, research and development, engineering, products, designs, manufacture, methods, systems, improvements, trade secrets, formulas, processes, marketing, merchandising, selling, licensing, servicing, customer lists, records or financial information, manuals or Company strategy concerning its business, strategy or policies. Executive agrees that all Confidential Information shall remain the sole and absolute property of the Company. During the course of his employment, Executive shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity, except for the purpose of conducting business on behalf of the Company. Following the Term, Executive shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity. Upon termination of his employment with the Company, Executive will leave with or deliver to the Company all records and any compositions, articles, devices, equipment and other items which disclose or embody Confidential Information including all copies or specimens thereof, whether prepared by him or by others. The foregoing restrictions on disclosure of Confidential Information shall apply so long as the information has not properly come into the public domain through no action of Executive.

      5.2 Transfer of Inventions. Executive, for himself and his heirs and representatives, will promptly communicate and disclose to the Company, and upon request will, without additional compensation, execute all papers reasonably necessary to assign to the Company or the Company's nominees, free of encumbrance or restrictions, all inventions, discoveries, improvements, whether patentable or not, conceived or originated by Executive solely or jointly with others, at the Company's expense or at the Company's facilities, or at the Company's request, or in the course of his employment, or based on knowledge or information obtained during the Term. All such assignments shall include the patent rights in this and all foreign countries. Notwithstanding the foregoing, this Section 5.2 shall not apply to any invention for which no equipment, supplies, facilities or trade secret information of the Company was used and which was developed entirely on Executive's own time and (a) that does not relate (1) directly to the business of the Company or (2) to the Company's actual or demonstrably anticipated research or development, or (b) that does not result from any work performed by Executive for the Company.

      5.3 Exclusivity of Employment. During the Term, Executive shall not directly or indirectly engage in any activity competitive with or adverse to the Company's business or welfare or render a material level of services of a business, professional or commercial nature to any other person or firm, whether for compensation or otherwise.

      5.4 Covenant Not to Compete. Executive agrees to be bound and abide by the following covenant not to compete:

                Term and Scope. During his employment with the Company and for a period of two (2) years after the Term, Executive will not render to any
Conflicting Organization (as hereinafter defined), services, directly or indirectly, anywhere in the world in connection with any Conflicting Product, except that Executive may accept employment with a large Conflicting Organization whose business is diversified (and which has separate and distinct divisions) if Executive first certifies to the Board of Directors in writing that he has provided a copy of Section 5 of this Agreement to such prospective employer, that such prospective employer is a separate and distinct division of the Conflicting Organization and that Executive will not render services directly or indirectly in respect of any Conflicting Product (as hereinafter defined). Such two-year time period shall be tolled during any period that Executive is engaged in activity in violation of this covenant.

                Judicial Action. Executive and the Company agree that, if the period of time or the scope of the restrictive covenant not to compete contained in this Section 5.4 shall be adjudged unreasonable in any court proceeding, then the period of time and/or scope shall be reduced accordingly, so that this covenant may be enforced in such scope and during such period of time as is judged by the court to be reasonable. In the event of a breach or violation of this Section 5.4 by Executive, the parties agree than in addition to all other remedies, the Company shall be entitled to equitable relief for specific performance, and Executive hereby agrees and acknowledges that the Company has no adequate remedy at law for the breach of the covenants contained herein.
                Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

      "Conflicting Product" means any product, method or process, system or service of any person or organization other than the Company, in existence or under development at the time Executive's employment with the Company terminates, that is the same as or similar to or competes with a product, method or process, system or service of or provided by the Company or any of its affiliates or about which Executive acquires Confidential Information.

      "Conflicting Organization" means any person or organization which is engaged in or about to become engaged in, research on or development, production, marketing, licensing, selling or servicing of a Conflicting Product.

      5.5 Disclosure to Prospective Employers. Executive will disclose to any prospective employer, prior to accepting employment, the existence of Section 5 of this Agreement. The obligation imposed by this Section 5.5 shall terminate two (2) years after termination of Executive's employment with the Company;
provided, however, the running of such two-year period shall be tolled to the extent the covenant not to compete contained in Section 5.4(a) hereof is tolled.

6.    Miscellaneous

      6.1 Notices. Any notice required or permitted to be delivered hereunder shall be in writing and shall be deemed to be delivered on the earlier of (i) the date received, or (ii) the date of delivery, refusal or non-delivery indicated on the return receipt, if deposited in a United States Postal Service depository, postage prepaid, sent registered or certified mail, return receipt requested, addressed to the party to receive the same at the address of such party set forth below, or at such other address as may be designated in a notice delivered or mailed as herein provided.

      To Company:    Curative Health Services, Inc.
                     14 Research Way
                     Box 9052
                     East Setauket, New York 11733-9052

      Executive:     John Vakoutis
                     35 Beach Road
                     Belle Terre, New York  11777

      6.2 Headings. The headings of the articles and sections of this Agreement are inserted for convenience only and shall not be deemed a part of or affect the construction or interpretation of any provision hereof.

      6.3 Modifications; Waiver. No modification of any provision of this Agreement or waiver of any right or remedy herein provided shall be effective for any purpose unless specifically set forth in a writing signed by the party to be bound thereby. No waiver of any right or remedy in respect of any occurrence or event on one occasion shall be deemed a waiver of such right or remedy in respect of such occurrence or event on any other occasion.

      6.4 Entire Agreement. This Agreement contains the entire agreement of the parties with respect to the subject matter hereof and supersedes all other agreements, oral or written, heretofore made with respect thereto, including, without limitation, the Original Agreement.

      6.5 Severability. Any provision of this Agreement prohibited by or unlawful or unenforceable under any applicable law of any jurisdiction shall as to such jurisdiction be ineffective without affecting any other provision hereof. To the full extent, however, that the provisions of such applicable law may be waived, they are hereby waived, to the end that this Employment Agreement be deemed to be a valid and binding agreement enforceable in accordance with its terms.

      6.6 Controlling Law. This Agreement has been entered into by the parties in the State of New York and shall be continued and enforced in accordance with the laws of that State.

      6.7 Assignments. The Company shall have the right to assign this Agreement and to delegate all rights, duties and obligations hereunder to any entity that controls the Company, that the Company controls or that may be the result of the merger, consolidation, acquisition or reorganization of the Company and another entity. Executive agrees that this Agreement is personal to him and his rights and interest hereunder may not be assigned, nor may his obligations and duties hereunder be delegated (except as to delegation in the normal course of operation of the Company), and any attempted assignment or delegation in violation of this provision shall be void.

      6.8 Attorney Fees. In the event of litigation between the parties, to enforce their respective rights under this Agreement, the prevailing party shall be entitled to receive from the non-prevailing party reimbursement of the prevailing party's reasonable attorney's fees and costs at all levels of trial and appeal.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.

                                    CURATIVE HEALTH SERVICES, INC.


                                    By:
                                    Its: Chairman



                                         Executive


                                                                   Exhibit 10.15


                          AMENDED AND RESTATED EMPLOYMENT AGREEMENT


           THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of September 1, 1997 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and CAROL GLEBER ("Executive").

           WHEREAS, the Executive has been in the employ of the Company pursuant to that certain Employment Agreement (the "Original Agreement") dated as of August 1, 1989, as amended, on the terms and conditions set forth therein;

           WHEREAS, the Company recognizes that Executive's contribution to the growth and success of the Company has been substantial and therefore desires to assure the Company of Executive's continued employment; and

           WHEREAS, based on the foregoing, the Company and Executive now wish to amend and restate the terms of the Original Agreement.

           NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree that the Original Agreement shall be and is hereby amended and restated in its entirety to read as follows:

1.    Employment

      1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as Senior Vice President and Chief Operating Officer, subject to the direction of the President, and in connection therewith, to perform such duties as she shall reasonably be directed by the President to perform. Executive hereby accepts such employment and agrees to render such services. Executive shall perform her duties and carry out her responsibilities hereunder in a diligent manner, shall devote her exclusive and full working time, attention and effort to the affairs of the Company, shall use her best efforts to promote the interests of the Company and shall be just and faithful in the performance of her duties and in carrying out her responsibilities.

      1.2 Location. The principal location for performance of Executive's services hereunder shall be at the Company's office in Dallas, Texas, subject to reasonable travel requirements during the course of such performance.



2.    Employment Term

      The term of Executive's employment hereunder (the "Term") shall be deemed to commence on the Effective Date and shall end on the first anniversary of the Effective Date, unless sooner terminated as hereinafter provided; provided, however, that the Term shall be automatically renewed and extended for an additional period of one (1) year on each anniversary thereafter unless either party gives a Notice of Termination (as defined below) to the other party at least three (3) months prior to such anniversary.

3.     Compensation and Benefits

      3.1   Cash Compensation.

                Base Salary. The Company shall pay Executive an annual salary of $210,000 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Board of Directors and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

           (b) Bonus Plan. Executive shall be entitled to participate in the Company's Executive Bonus Compensation Program, in accordance with and subject to the terms and provisions thereof.

      3.2 Participation in Benefit Plans. Executive shall be entitled to participate in all employee benefit plans or programs of the Company to the extent that her position, title, tenure, salary, age, health and other qualifications make her eligible to participate. The Company does not guarantee the continuance of any particular employee benefit plan or program during the Term, and Executive's participation in any such plan or program shall be subject to all terms, provisions, rules and regulations applicable thereto. Executive will be entitled to twenty (20) days of vacation per year, to be used in accordance with the Company's vacation policy for senior executives as it may change from time to time. For the Benefit Period, if any, (as hereinafter defined), the Company will arrange to provide Executive with welfare benefits (including life and health insurance benefits) of substantially similar design and cost to Executive as the welfare benefits and other employee benefits available to Executive prior to Executive's or the Company's, as the case may be, receipt of Notice of Termination (as hereinafter defined). In the event that Executive shall obtain full-time employment providing welfare benefits during the Benefit Period, such benefits as otherwise receivable hereunder by Executive shall be discontinued.

      3.3 Expenses. The Company will pay or reimburse Executive for all reasonable and necessary out-of-pocket expenses incurred by her in the performance of her duties under this Agreement. Executive shall keep detailed and accurate records of expenses incurred in connection with the performance of her duties hereunder and reimbursement therefor shall be in accordance with policies and procedures to be established from time to time by the Board.

      3.4 Automobile Expenses. During the Term, Executive shall be entitled to the use of an automobile leased in the name of the Company. The Executive shall be repaid by the Company for all automobile expenses incurred by the Executive in the performance of her duties under this Agreement.

4.    Termination of Employment

      4.1  Definitions

           (a) "Benefit Period" shall mean (i) the twelve (12) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(a), or
(ii) the twenty-four (24) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(b).

           (b)  "Cause" shall mean any of the following:

                 (i) any act or failure to act (or series or combination thereof) by Executive done with the intent to harm in any material respect to the interests of the Company;

                (ii) the commission by Executive of a felony;

                (iii)the perpetration by Executive of a dishonest act or common law fraud against the Company or any subsidiary thereof;

                (iv) a grossly negligent act or failure to act (or series or combination thereof) by Executive detrimental in any material respect to the interests of the Company;

                (v) the material breach by Executive of her agreements or obligations under this Agreement; or

                (vi) the continued refusal to follow the directives of the President or Board of Directors that are consistent with Executive's duties and responsibilities identified in Section 1.1 hereof.

           (c) A "Change of Control" shall mean any of the following:

                (i) a sale of all or substantially all of the assets of the Company;
                (ii) the acquisition of more than eighty percent (80%) of the Common Stock of the Company (with all classes or series thereof treated as a single class) by any person or group of persons, except a Permitted Shareholder (as hereinafter defined), acting in concert. A "Permitted Shareholder" means a holder, as of the date of the Plan was adopted by the Company, of Common Stock;

                (iii)a reorganization of the Company wherein the holders of Common Stock of the Company receive stock in another company, a merger of the Company with another company wherein there is an eighty percent (80%) or greater change in the ownership of the Common Stock of the Company as a result of such merger, or any other transaction in which the Company (other than as the parent corporation) is consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation;

                (iv) in the event that the Common Stock is traded on an established securities market, a public announcement that any person has acquired or has the right to acquire beneficial ownership of fifty-one percent (51%) or more of the then-outstanding Common Stock and for this purpose the terms "person" and "beneficial ownership" shall have the meanings provided in
Section 13(d) of the Securities and Exchange Act of 1934 or related rules promulgated by the Securities and Exchange Commission, or the commencement of or public announcement of an intention to make a tender offer or exchange offer for fifty-one percent (51%) or more of the then outstanding Common Stock;

                (v) a majority of the Board of Directors is not comprised of Continuing Directors. A "Continuing Director" means a director recommended by the Board of Directors of the Company for election as a director of the Company by the stockholders; or

                (vi) the Board of Directors of the Company, in its sole and absolute discretion, determines that there has been a sufficient change in the share ownership of the Company to constitute a change of effective ownership or control of the Company.

           (d) "Good Reason" shall mean, within the twelve (12) month period immediately following a Change of Control, the occurrence of any one or more of the following events:

                (i) the assignment to Executive of any duties inconsistent in any respect with Executive's position (including status, offices, title, and reporting requirements), authority, duties or other responsibilities as in effect immediately prior to the Change of Control or any other action of the Company that results in a diminishment in such position, authority, duties or responsibilities, other than an insubstantial and inadvertent action that is remedied by the Company promptly after receipt of notice thereof given by Executive;
                (ii) a reduction by the Company in Executive's Base Salary as in effect on the date hereof and as the same shall be increased from time to time hereafter;

                (iii)the Company's requiring Executive to be based at a location in excess of fifty (50) miles from the location of Executive's principal office immediately prior to the Change of Control;

                (iv) the failure by the Company to (a) continue in effect any material compensation or benefit plan, program, policy or practice in which Executive was participating at the time of the Change of Control or (b) provide Executive with compensation and benefits at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program, policy and practice as in effect immediately prior to the Change of Control (or as in effect following the Change of Control, if greater);

                (v) the failure of the Company to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform this Agreement; and

                (vi) any purported termination by the Company of Executive's employment that is not effected pursuant to a Notice of Termination (as defined below).

           (e) "Date of Termination" shall mean the date specified in the Notice of Termination (as hereinafter defined) (except in the case of Executive's death, in which case Date of Termination shall be the date of death); provided, however, that if Executive's employment is terminated by the Company other than for Cause, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to Executive and if Executive's employment is terminated by Executive for Good Reason, the date specified in the Notice of Termination shall not be more than sixty (60) days from the date the Notice of Termination is given to the Company.

           (f) "Notice of Termination" shall mean a written notice either from the Company to Executive, or Executive to the Company, that indicates Section 2 or the specific provision of Section 4 of this Agreement relied upon as the reason for such termination, the Date of Termination, and, in reasonable detail, the facts and circumstances claimed to provide a basis for termination or nonrenewal pursuant to Section 2 or this Section 4 of this Agreement.

      4.2 Termination Upon Death or Disability. This Agreement, and Executive's employment hereunder, shall terminate automatically and without the necessity of any action on the part of the Company upon the death of Executive. In addition, if at any time during the Term Executive shall become physically or mentally disabled, whether totally or partially, so that she is unable substantially to perform her duties and services hereunder for (i) a period of six (6)
consecutive months, or (ii) for shorter periods aggregating six (6) months during any twelve (12) month period, the Company may at any time after the last day of the sixth consecutive month of disability or the day on which the shorter periods of disability shall have equaled an aggregate of six (6) months, by written notice to Executive (but before Executive has recovered from such disability), terminate this Agreement and Executive's employment hereunder.

      4.3 Company's and Executive's Right to Terminate--Prior to Change of Control. Prior to a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and by Executive, at any time, upon thirty (30) days prior written notice to the Company. Any termination of Executive's employment by the Company without Cause prior to a Change of Control that occurs at the request or insistence of any person (other than the Company) relating to such Change of Control shall be deemed to have occurred after the Change of Control for the purposes of this Agreement.

      4.4 Company's and Executive's  Right to  Terminate--Following  a Change of
Control. Following a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time (i) by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and (ii) by Executive for Good Reason upon thirty (30) days prior written notice to the Company-. Executive's right to terminate her employment pursuant to this Section
4.4 shall not be affected by incapacity due to physical or mental illness. Executive's continued employment following a Change of Control shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder.

      4.5  Compensation Upon Termination.

           (a) Termination Prior to Change of Control. In the event the Company terminates (or elects not to renew) this Agreement without Cause, and such termination (or nonrenewal) without Cause occurs prior to any Change of Control, Executive shall be entitled to receive her Base Salary through the Date of Termination, the welfare benefits described in Section 3.2 for the Benefit Period, and not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of Executive's then Current Base Salary plus the arithmetic average of payments made to Executive pursuant to the Company's Executive Bonus Compensation Program with respect to the three (3) fiscal years immediately preceding the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive which would otherwise vest and become exercisable during the twelve (12) month period commencing on the Date of Termination shall vest and become exercisable on the Date of Termination. In the event this Agreement is terminated (or not renewed) for any reason other than by the Company without Cause, and such termination (or nonrenewal) occurs prior to a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through such Date of Termination.

           (b) Termination Following Change of Control. If this Agreement is terminated (or not renewed) (i) by the Company without Cause, or (ii) by Executive for Good Reason during the twelve (12) month period immediately following a Change of Control, -and such termination (or nonrenewal) occurs following a Change of Control, Executive shall be entitled to receive her full Base Salary through the Date of Termination, the welfare benefits described in
Section 3.2 for the Benefit Period and, not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the product of two (2) times the sum of Executive's then current Base Salary plus the arithmetic average of payments made to Executive pursuant to the Company's Executive Bonus Program with respect to the three (3) fiscal years immediately preceding the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive shall vest and become immediately exercisable in full. In the event this Agreement is terminated (or not renewed) for any reason other than (i)by the Company without Cause, or (ii) by Executive for Good Reason-, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through the Date of Termination.

           (c) At Executive's option to be exercised by written notice to the Company, the severance benefits payable under this Section 4.5 shall be paid in accordance with the Company's normal payroll procedures over the twelve (12) or twenty-four (24-) month period, as the case may be, corresponding to the amount of the payments instead of in a lump sum.

           (d) Anything to the contrary contained herein notwithstanding, as a condition to Executive receiving severance benefits to be paid pursuant to this
Section 4.5, Executive shall execute and deliver to the Company a general release in form and substance reasonably satisfactory to the Company releasing the Company and its officers, directors, employees and agents from all liabilities, claims and obligations of any nature whatsoever, excepting only the Company's obligations under this Agreement, under any Stock Option Award Agreements, and under any other employee benefit plans or programs in which Executive participates under Section 3.2 hereof, subject to all terms and conditions of such plans or programs and this Agreement.

           (e) Anything to the contrary contained herein notwithstanding, in the event that any payment or benefit received or to be received by Executive in connection with a Change in Control of the Company or termination of Executive's employment (whether payable pursuant to the terms of this Agreement or any other plan, contract, agreement or arrangement with the Company, with any person whose actions result in a Change in Control of the Company or with any person constituting a member of an "affiliated group" as defined in Section 280G(d)(5) of the Internal Revenue Code of 1986, as amended (the "Code"), with the Company or with any person whose actions result in a Change in Control of the Company (collectively, the "Total Payments")) would not be deductible (in whole or in part) by the Company or such other person making such payment or providing such benefit solely as a result of Section 280G of the Code, the amount payable to Executive pursuant to this Section 4.5 shall be reduced until no portion of the Total Payments is not deductible solely as a result of Section 280G of the Code or such amount payable to Executive pursuant to Section 4.5 is reduced to zero. For purposes of this limitation, (a) no portion of the Total Payments the receipt or enjoyment of which Executive shall have effectively waived in writing prior to the date of payment of the amount pursuant to Section 4.5 shall be taken into account; (b) no portion of the Total Payments shall be taken into account which in the opinion of tax counsel selected by the Company and reasonably acceptable to Executive does not constitute a "parachute payment" within the meaning of Section 280G(b)(2) of the Code; (c) the payment pursuant to Section 4.5 shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in the immediately preceding clause (b)) in their entirety constitute reasonable compensation within the meaning of
Section 280G(b)(4)(B) of the Code, in the opinion of the tax counsel referred to in the immediately preceding clause (b); and (d) the value of any other non-cash benefit or of any deferred cash payment included in the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

5.    Employment Covenants

      5.1 Trade Secrets and Confidential Information. Executive agrees that she shall, during the course of her employment and thereafter, hold inviolate and keep secret all documents, materials, knowledge or other confidential business or technical information of any nature whatsoever disclosed to or developed by her or to which she had access as a result of her employment (hereinafter referred to as "Confidential Information"). Such Confidential Information shall include technical and business information, including, but not limited to, inventions, research and development, engineering, products, designs, manufacture, methods, systems, improvements, trade secrets, formulas, processes, marketing, merchandising, selling, licensing, servicing, customer lists, records or financial information, manuals or Company strategy concerning its business, strategy or policies. Executive agrees that all Confidential Information shall remain the sole and absolute property of the Company. During the course of her employment, Executive shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity, except for the purpose of conducting business on behalf of the Company. Following the Term, Executive shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity. Upon termination of her employment with the Company, Executive will leave with or deliver to the Company all records and any compositions, articles, devices, equipment and other items which disclose or embody Confidential Information including all copies or specimens thereof, whether prepared by her or by others. The foregoing restrictions on disclosure of Confidential Information shall apply so long as the information has not properly come into the public domain through no action of Executive.

      5.2 Transfer of Inventions. Executive, for herself and her heirs and representatives, will promptly communicate and disclose to the Company, and upon request will, without additional compensation, execute all papers reasonably necessary to assign to the Company or the Company's nominees, free of encumbrance or restrictions, all inventions, discoveries, improvements, whether patentable or not, conceived or originated by Executive solely or jointly with others, at the Company's expense or at the Company's facilities, or at the Company's request, or in the course of her employment, or based on knowledge or information obtained during the Term. All such assignments shall include the patent rights in this and all foreign countries. Notwithstanding the foregoing, this Section 5.2 shall not apply to any invention for which no equipment, supplies, facilities or trade secret information of the Company was used and which was developed entirely on Executive's own time and (a) that does not relate (1) directly to the business of the Company or (2) to the Company's actual or demonstrably anticipated research or development, or (b) that does not result from any work performed by Executive for the Company.

      5.3 Exclusivity of Employment. During the Term, Executive shall not directly or indirectly engage in any activity competitive with or adverse to the Company's business or welfare or render a material level of services of a business, professional or commercial nature to any other person or firm, whether for compensation or otherwise.

      5.4 Covenant Not to Compete. Executive agrees to be bound and abide by the following covenant not to compete:

                Term and Scope. During her employment with the Company and for a period of two (2) years after the Term, Executive will not render to any
Conflicting Organization (as hereinafter defined), services, directly or indirectly, anywhere in the world in connection with any Conflicting Product, except that Executive may accept employment with a large Conflicting Organization whose business is diversified (and which has separate and distinct divisions) if Executive first certifies to the Board of Directors in writing that she has provided a copy of Section 5 of this Agreement to such prospective employer, that such prospective employer is a separate and distinct division of the Conflicting Organization and that Executive will not render services directly or indirectly in respect of any Conflicting Product (as hereinafter defined). Such two-year time period shall be tolled during any period that Executive is engaged in activity in violation of this covenant.

                Judicial Action. Executive and the Company agree that, if the period of time or the scope of the restrictive covenant not to compete contained in this Section 5.4 shall be adjudged unreasonable in any court proceeding, then the period of time and/or scope shall be reduced accordingly, so that this covenant may be enforced in such scope and during such period of time as is judged by the court to be reasonable. In the event of a breach or violation of this Section 5.4 by Executive, the parties agree than in addition to all other remedies, the Company shall be entitled to equitable relief for specific performance, and Executive hereby agrees and acknowledges that the Company has no adequate remedy at law for the breach of the covenants contained herein.

                Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

      "Conflicting Product" means any product, method or process, system or service of any person or organization other than the Company, in existence or under development at the time Executive's employment with the Company terminates, that is the same as or similar to or competes with a product, method or process, system or service of or provided by the Company or any of its affiliates or about which Executive acquires Confidential Information.

      "Conflicting Organization" means any person or organization which is engaged in or about to become engaged in, research on or development, production, marketing, licensing, selling or servicing of a Conflicting Product.

      5.5 Disclosure to Prospective Employers. Executive will disclose to any prospective employer, prior to accepting employment, the existence of Section 5 of this Agreement. The obligation imposed by this Section 5.5 shall terminate two (2) years after termination of Executive's employment with the Company;
provided, however, the running of such two-year period shall be tolled to the extent the covenant not to compete contained in Section 5.4(a) hereof is tolled.

6.    Miscellaneous

      6.1 Notices. Any notice required or permitted to be delivered hereunder shall be in writing and shall be deemed to be delivered on the earlier of (i) the date received, or (ii) the date of delivery, refusal or non-delivery indicated on the return receipt, if deposited in a United States Postal Service depository, postage prepaid, sent registered or certified mail, return receipt requested, addressed to the party to receive the same at the address of such party set forth below, or at such other address as may be designated in a notice delivered or mailed as herein provided.

      To Company:    Curative Health Services, Inc.
                     14 Research Way
                     Box 9052
                     East Setauket, New York 11733-9052

      Executive:     Carol Gleber
                     3010 Wren Lane
                     Richardson, Texas 75082

      6.2 Headings. The headings of the articles and sections of this Agreement are inserted for convenience only and shall not be deemed a part of or affect the construction or interpretation of any provision hereof.

      6.3 Modifications; Waiver. No modification of any provision of this Agreement or waiver of any right or remedy herein provided shall be effective for any purpose unless specifically set forth in a writing signed by the party to be bound thereby. No waiver of any right or remedy in respect of any occurrence or event on one occasion shall be deemed a waiver of such right or remedy in respect of such occurrence or event on any other occasion.

      6.4 Entire Agreement. This Agreement contains the entire agreement of the parties with respect to the subject matter hereof and supersedes all other agreements, oral or written, heretofore made with respect thereto, including, without limitation, the Original Agreement.

      6.5 Severability. Any provision of this Agreement prohibited by or unlawful or unenforceable under any applicable law of any jurisdiction shall as to such jurisdiction be ineffective without affecting any other provision hereof. To the full extent, however, that the provisions of such applicable law may be waived, they are hereby waived, to the end that this Employment Agreement be deemed to be a valid and binding agreement enforceable in accordance with its terms.

      6.6 Controlling Law. This Agreement has been entered into by the parties in the State of New York and shall be continued and enforced in accordance with the laws of that State.

      6.7 Assignments. The Company shall have the right to assign this Agreement and to delegate all rights, duties and obligations hereunder to any entity that controls the Company, that the Company controls or that may be the result of the merger, consolidation, acquisition or reorganization of the Company and another entity. Executive agrees that this Agreement is personal to her and her rights and interest hereunder may not be assigned, nor may her obligations and duties hereunder be delegated (except as to delegation in the normal course of operation of the Company), and any attempted assignment or delegation in violation of this provision shall be void.

      6.8 Attorney Fees. In the event of litigation between the parties, to enforce their respective rights under this Agreement, the prevailing party shall be entitled to receive from the non-prevailing party reimbursement of the prevailing party's reasonable attorney's fees and costs at all levels of trial and appeal.

           IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.

                                    CURATIVE HEALTH SERVICES, INC.


                                    By:
                                    Its: President



                                         Executive


                                                                    Exhibit 10.5


                          AMENDED AND RESTATED EMPLOYMENT AGREEMENT


           THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of September 1, 1997 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and JOHN C. PRIOR ("Executive").

           WHEREAS, the Executive has been in the employ of the Company pursuant to that certain Employment Agreement (the "Original Agreement") dated as of July 6, 1987, as amended, on the terms and conditions set forth therein;

           WHEREAS, the Company recognizes that Executive's contribution to the growth and success of the Company has been substantial and therefore desires to assure the Company of Executive's continued employment; and

           WHEREAS, based on the foregoing, the Company and Executive now wish to amend and restate the terms of the Original Agreement.

           NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree that the Original Agreement shall be and is hereby amended and restated in its entirety to read as follows:

1.    Employment

      1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as Senior Vice President and Chief Financial Officer, subject to the direction of the President, and in connection therewith, to perform such duties as he shall reasonably be directed by the President to perform. Executive hereby accepts such employment and agrees to render such services. Executive shall perform his duties and carry out his responsibilities hereunder in a diligent manner, shall devote his exclusive and full working time, attention and effort to the affairs of the Company, shall use his best efforts to promote the interests of the Company and shall be just and faithful in the performance of his duties and in carrying out his responsibilities.

      1.2 Location. The principal location for performance of Executive's services hereunder shall be at the Company's executive offices, which are currently located in East Setauket, New York, subject to reasonable travel requirements during the course of such performance.



2.    Employment Term

      The term of Executive's employment hereunder (the "Term") shall be deemed to commence on the Effective Date and shall end on the first anniversary of the Effective Date, unless sooner terminated as hereinafter provided; provided, however, that the Term shall be automatically renewed and extended for an additional period of one (1) year on each anniversary thereafter unless either party gives a Notice of Termination (as defined below) to the other party at least three (3) months prior to such anniversary.

3.     Compensation and Benefits

      3.1   Cash Compensation.

                Base Salary. The Company shall pay Executive an annual salary of $175,000 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Board of Directors and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

           (b) Bonus Plan. Executive shall be entitled to participate in the Company's Executive Bonus Compensation Program, in accordance with and subject to the terms and provisions thereof.

      3.2 Participation in Benefit Plans. Executive shall be entitled to participate in all employee benefit plans or programs of the Company to the extent that his position, title, tenure, salary, age, health and other qualifications make him eligible to participate. The Company does not guarantee the continuance of any particular employee benefit plan or program during the Term, and Executive's participation in any such plan or program shall be subject to all terms, provisions, rules and regulations applicable thereto. Executive will be entitled to twenty (20) days of vacation per year, to be used in accordance with the Company's vacation policy for senior executives as it may change from time to time. For the Benefit Period, if any, (as hereinafter defined), the Company will arrange to provide Executive with welfare benefits (including life and health insurance benefits) of substantially similar design and cost to Executive as the welfare benefits and other employee benefits available to Executive prior to Executive's or the Company's, as the case may be, receipt of Notice of Termination (as hereinafter defined). In the event that Executive shall obtain full-time employment providing welfare benefits during the Benefit Period, such benefits as otherwise receivable hereunder by Executive shall be discontinued.

      3.3 Expenses. The Company will pay or reimburse Executive for all reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties under this Agreement. Executive shall keep detailed and accurate records of expenses incurred in connection with the performance of his duties hereunder and reimbursement therefor shall be in accordance with policies and procedures to be established from time to time by the Board.

      3.4 Automobile Expenses. During the Term, Executive shall be entitled to the use of an automobile leased in the name of the Company. The Executive shall be repaid by the Company for all automobile expenses incurred by the Executive in the performance of his duties under this Agreement.

4.    Termination of Employment

      4.1  Definitions

           (a) "Benefit Period" shall mean (i) the twelve (12) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(a), or
(ii) the twenty-four (24) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(b).

           (b)  "Cause" shall mean any of the following:

                 (i) any act or failure to act (or series or combination thereof) by Executive done with the intent to harm in any material respect to the interests of the Company;

                (ii) the commission by Executive of a felony;

                (iii)the perpetration by Executive of a dishonest act or common law fraud against the Company or any subsidiary thereof;

                (iv) a grossly negligent act or failure to act (or series or combination thereof) by Executive detrimental in any material respect to the interests of the Company;

                (v) the material breach by Executive of his agreements or obligations under this Agreement; or

                (vi) the continued refusal to follow the directives of the President or Board of Directors that are consistent with Executive's duties and responsibilities identified in Section 1.1 hereof.

           (c) A "Change of Control" shall mean any of the following:

                (i) a sale of all or substantially all of the assets of the Company;
                (ii) the acquisition of more than eighty percent (80%) of the Common Stock of the Company (with all classes or series thereof treated as a single class) by any person or group of persons, except a Permitted Shareholder (as hereinafter defined), acting in concert. A "Permitted Shareholder" means a holder, as of the date of the Plan was adopted by the Company, of Common Stock;

                (iii)a reorganization of the Company wherein the holders of Common Stock of the Company receive stock in another company, a merger of the Company with another company wherein there is an eighty percent (80%) or greater change in the ownership of the Common Stock of the Company as a result of such merger, or any other transaction in which the Company (other than as the parent corporation) is consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation;

                (iv) in the event that the Common Stock is traded on an established securities market, a public announcement that any person has acquired or has the right to acquire beneficial ownership of fifty-one percent (51%) or more of the then-outstanding Common Stock and for this purpose the terms "person" and "beneficial ownership" shall have the meanings provided in
Section 13(d) of the Securities and Exchange Act of 1934 or related rules promulgated by the Securities and Exchange Commission, or the commencement of or public announcement of an intention to make a tender offer or exchange offer for fifty-one percent (51%) or more of the then outstanding Common Stock;

                (v) a majority of the Board of Directors is not comprised of Continuing Directors. A "Continuing Director" means a director recommended by the Board of Directors of the Company for election as a director of the Company by the stockholders; or

                (vi) the Board of Directors of the Company, in its sole and absolute discretion, determines that there has been a sufficient change in the share ownership of the Company to constitute a change of effective ownership or control of the Company.

           (d) "Good Reason" shall mean, within the twelve (12) month period immediately following a Change of Control, the occurrence of any one or more of the following events:

                (i) the assignment to Executive of any duties inconsistent in any respect with Executive's position (including status, offices, title, and reporting requirements), authority, duties or other responsibilities as in effect immediately prior to the Change of Control or any other action of the Company that results in a diminishment in such position, authority, duties or responsibilities, other than an insubstantial and inadvertent action that is remedied by the Company promptly after receipt of notice thereof given by Executive;

                (ii) a reduction by the Company in Executive's Base Salary as in effect on the date hereof and as the same shall be increased from time to time hereafter;

                (iii)the Company's requiring Executive to be based at a location in excess of fifty (50) miles from the location of Executive's principal office immediately prior to the Change of Control;

                (iv) the failure by the Company to (a) continue in effect any material compensation or benefit plan, program, policy or practice in which Executive was participating at the time of the Change of Control or (b) provide Executive with compensation and benefits at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program, policy and practice as in effect immediately prior to the Change of Control (or as in effect following the Change of Control, if greater);

                (v) the failure of the Company to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform this Agreement; and

                (vi) any purported termination by the Company of Executive's employment that is not effected pursuant to a Notice of Termination (as defined below).

           (e) "Date of Termination" shall mean the date specified in the Notice of Termination (as hereinafter defined) (except in the case of Executive's death, in which case Date of Termination shall be the date of death); provided, however, that if Executive's employment is terminated by the Company other than for Cause, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to Executive and if Executive's employment is terminated by Executive for Good Reason, the date specified in the Notice of Termination shall not be more than sixty (60) days from the date the Notice of Termination is given to the Company.

           (f) "Notice of Termination" shall mean a written notice either from the Company to Executive, or Executive to the Company, that indicates Section 2 or the specific provision of Section 4 of this Agreement relied upon as the reason for such termination or nonrenewal, the Date of Termination, and, in reasonable detail, the facts and circumstances claimed to provide a basis for termination or nonrenewal pursuant to Section 2 or this Section 4 of this Agreement.

      4.2 Termination Upon Death or Disability. This Agreement, and Executive's employment hereunder, shall terminate automatically and without the necessity of any action on the part of the Company upon the death of Executive. In addition, if at any time during the Term Executive shall become physically or mentally disabled, whether totally or partially, so that he is unable substantially to perform his duties and services hereunder for (i) a period of six (6)
consecutive months, or (ii) for shorter periods aggregating six (6) months during any twelve (12) month period, the Company may at any time after the last day of the sixth consecutive month of disability or the day on which the shorter periods of disability shall have equaled an aggregate of six (6) months, by written notice to Executive (but before Executive has recovered from such disability), terminate this Agreement and Executive's employment hereunder.

      4.3 Company's and Executive's Right to Terminate--Prior to Change of Control. Prior to a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and by Executive, at any time, upon thirty (30) days prior written notice to the Company. Any termination of Executive's employment by the Company without Cause prior to a Change of Control that occurs at the request or insistence of any person (other than the Company) relating to such Change of Control shall be deemed to have occurred after the Change of Control for the purposes of this Agreement.

      4.4 Company's and Executive's  Right to  Terminate--Following  a Change of
Control. Following a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time (i) by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and (ii) by Executive for Good Reason upon thirty (30) days prior written notice to the Company. Executive's right to terminate his employment pursuant to this Section
4.4 shall not be affected by incapacity due to physical or mental illness. Executive's continued employment following a Change of Control shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder.

      4.5  Compensation Upon Termination.

           (a) Termination Prior to Change of Control. In the event the Company terminates (or elects not to renew) this Agreement without Cause, and such termination (or nonrenewal) without Cause occurs prior to any Change of Control, Executive shall be entitled to receive his Base Salary through the Date of Termination, the welfare benefits described in Section 3.2 for the Benefit Period, and not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of Executive's then Current Base Salary plus the arithmetic average of payments made to Executive pursuant to the Company's Executive Bonus Compensation Program with respect to the three (3) fiscal years immediately preceding the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive which would otherwise vest and become exercisable during the twelve (12) month period commencing on the Date of Termination shall vest and become exercisable on the Date of Termination. In the event this Agreement is terminated (or not renewed) for any reason other than by the Company without Cause, and such termination (or nonrenewal) occurs prior to a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through such Date of Termination.

           (b) Termination Following Change of Control. If this Agreement is terminated (or not renewed) (i) by the Company without Cause, or (ii) by Executive for Good Reason during the twelve (12) month period immediately following a Change of Control, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall be entitled to receive his full Base Salary through the Date of Termination, the welfare benefits described in
Section 3.2 for the Benefit Period and, not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the product of two (2) times the sum of Executive's then current Base Salary plus the arithmetic average of payments made to Executive pursuant to the Company's Executive Bonus Compensation Program with respect to the three (3) fiscal years immediately preceding the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive shall vest and become immediately exercisable in full. In the event this Agreement is terminated (or not renewed) for any reason other than (i) by the Company without Cause, or (ii) by Executive for Good Reason, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through the Date of Termination.

           (c) At Executive's option to be exercised by written notice to the Company, the severance benefits payable under this Section 4.5 shall be paid in accordance with the Company's normal payroll procedures over the twelve (12) or twenty-four (24) month period, as the case may be, corresponding to the amount of the payments instead of in a lump sum.

           (d) Anything to the contrary contained herein notwithstanding, as a condition to Executive receiving severance benefits to be paid pursuant to this
Section 4.5, Executive shall execute and deliver to the Company a general release in form and substance reasonably satisfactory to the Company releasing the Company and its officers, directors, employees and agents from all liabilities, claims and obligations of any nature whatsoever, excepting only the Company's obligations under this Agreement, under any Stock Option Award Agreements, and under any other employee benefit plans or programs in which Executive participates under Section 3.2 hereof, subject to all terms and conditions of such plans or programs and this Agreement.

           (e) Anything to the contrary contained herein notwithstanding, in the event that any payment or benefit received or to be received by Executive in connection with a Change in Control of the Company or termination of Executive's employment (whether payable pursuant to the terms of this Agreement or any other plan, contract, agreement or arrangement with the Company, with any person whose actions result in a Change in Control of the Company or with any person constituting a member of an "affiliated group" as defined in Section 280G(d)(5) of the Internal Revenue Code of 1986, as amended (the "Code"), with the Company or with any person whose actions result in a Change in Control of the Company (collectively, the "Total Payments")) would not be deductible (in whole or in part) by the Company or such other person making such payment or providing such benefit solely as a result of Section 280G of the Code, the amount payable to Executive pursuant to this Section 4.5 shall be reduced until no portion of the Total Payments is not deductible solely as a result of Section 280G of the Code or such amount payable to Executive pursuant to Section 4.5 is reduced to zero. For purposes of this limitation, (a) no portion of the Total Payments the receipt or enjoyment of which Executive shall have effectively waived in writing prior to the date of payment of the amount pursuant to Section 4.5 shall be taken into account; (b) no portion of the Total Payments shall be taken into account which in the opinion of tax counsel selected by the Company and reasonably acceptable to Executive does not constitute a "parachute payment" within the meaning of Section 280G(b)(2) of the Code; (c) the payment pursuant to Section 4.5 shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in the immediately preceding clause (b)) in their entirety constitute reasonable compensation within the meaning of
Section 280G(b)(4)(B) of the Code, in the opinion of the tax counsel referred to in the immediately preceding clause (b); and (d) the value of any other non-cash benefit or of any deferred cash payment included in the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

5.    Employment Covenants

      5.1 Trade Secrets and Confidential Information. Executive agrees that he shall, during the course of his employment and thereafter, hold inviolate and keep secret all documents, materials, knowledge or other confidential business or technical information of any nature whatsoever disclosed to or developed by him or to which he had access as a result of his employment (hereinafter referred to as "Confidential Information"). Such Confidential Information shall include technical and business information, including, but not limited to, inventions, research and development, engineering, products, designs, manufacture, methods, systems, improvements, trade secrets, formulas, processes, marketing, merchandising, selling, licensing, servicing, customer lists, records or financial information, manuals or Company strategy concerning its business, strategy or policies. Executive agrees that all Confidential Information shall remain the sole and absolute property of the Company. During the course of his employment, Executive shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity, except for the purpose of conducting business on behalf of the Company. Following the Term, Executive shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity. Upon termination of his employment with the Company, Executive will leave with or deliver to the Company all records and any compositions, articles, devices, equipment and other items which disclose or embody Confidential Information including all copies or specimens thereof, whether prepared by him or by others. The foregoing restrictions on disclosure of Confidential Information shall apply so long as the information has not properly come into the public domain through no action of Executive.

      5.2 Transfer of Inventions. Executive, for himself and his heirs and representatives, will promptly communicate and disclose to the Company, and upon request will, without additional compensation, execute all papers reasonably necessary to assign to the Company or the Company's nominees, free of encumbrance or restrictions, all inventions, discoveries, improvements, whether patentable or not, conceived or originated by Executive solely or jointly with others, at the Company's expense or at the Company's facilities, or at the Company's request, or in the course of his employment, or based on knowledge or information obtained during the Term. All such assignments shall include the patent rights in this and all foreign countries. Notwithstanding the foregoing, this Section 5.2 shall not apply to any invention for which no equipment, supplies, facilities or trade secret information of the Company was used and which was developed entirely on Executive's own time and (a) that does not relate (1) directly to the business of the Company or (2) to the Company's actual or demonstrably anticipated research or development, or (b) that does not result from any work performed by Executive for the Company.

      5.3 Exclusivity of Employment. During the Term, Executive shall not directly or indirectly engage in any activity competitive with or adverse to the Company's business or welfare or render a material level of services of a business, professional or commercial nature to any other person or firm, whether for compensation or otherwise.

      5.4 Covenant Not to Compete. Executive agrees to be bound and abide by the following covenant not to compete:

                Term and Scope. During his employment with the Company and for a period of two (2) years after the Term, Executive will not render to any
Conflicting Organization (as hereinafter defined), services, directly or indirectly, anywhere in the world in connection with any Conflicting Product, except that Executive may accept employment with a large Conflicting Organization whose business is diversified (and which has separate and distinct divisions) if Executive first certifies to the Board of Directors in writing that he has provided a copy of Section 5 of this Agreement to such prospective employer, that such prospective employer is a separate and distinct division of the Conflicting Organization and that Executive will not render services directly or indirectly in respect of any Conflicting Product (as hereinafter defined). Such two-year time period shall be tolled during any period that Executive is engaged in activity in violation of this covenant.

                Judicial Action. Executive and the Company agree that, if the period of time or the scope of the restrictive covenant not to compete contained in this Section 5.4 shall be adjudged unreasonable in any court proceeding, then the period of time and/or scope shall be reduced accordingly, so that this covenant may be enforced in such scope and during such period of time as is judged by the court to be reasonable. In the event of a breach or violation of this Section 5.4 by Executive, the parties agree than in addition to all other remedies, the Company shall be entitled to equitable relief for specific performance, and Executive hereby agrees and acknowledges that the Company has no adequate remedy at law for the breach of the covenants contained herein.

                Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

      "Conflicting Product" means any product, method or process, system or service of any person or organization other than the Company, in existence or under development at the time Executive's employment with the Company terminates, that is the same as or similar to or competes with a product, method or process, system or service of or provided by the Company or any of its affiliates or about which Executive acquires Confidential Information.

      "Conflicting Organization" means any person or organization which is engaged in or about to become engaged in, research on or development, production, marketing, licensing, selling or servicing of a Conflicting Product.

      5.5 Disclosure to Prospective Employers. Executive will disclose to any prospective employer, prior to accepting employment, the existence of Section 5 of this Agreement. The obligation imposed by this Section 5.5 shall terminate two (2) years after termination of Executive's employment with the Company;
provided, however, the running of such two-year period shall be tolled to the extent the covenant not to compete contained in Section 5.4(a) hereof is tolled.

6.    Miscellaneous

      6.1 Notices. Any notice required or permitted to be delivered hereunder shall be in writing and shall be deemed to be delivered on the earlier of (i) the date received, or (ii) the date of delivery, refusal or non-delivery indicated on the return receipt, if deposited in a United States Postal Service depository, postage prepaid, sent registered or certified mail, return receipt requested, addressed to the party to receive the same at the address of such party set forth below, or at such other address as may be designated in a notice delivered or mailed as herein provided.

      To Company:    Curative Health Services, Inc.
                     14 Research Way
                     Box 9052
                     East Setauket, New York 11733-9052

      Executive:     John C. Prior
                     48 Avalon Circle
                     Smithtown, New York 11787

      6.2 Headings. The headings of the articles and sections of this Agreement are inserted for convenience only and shall not be deemed a part of or affect the construction or interpretation of any provision hereof.

      6.3 Modifications; Waiver. No modification of any provision of this Agreement or waiver of any right or remedy herein provided shall be effective for any purpose unless specifically set forth in a writing signed by the party to be bound thereby. No waiver of any right or remedy in respect of any occurrence or event on one occasion shall be deemed a waiver of such right or remedy in respect of such occurrence or event on any other occasion.

      6.4 Entire Agreement. This Agreement contains the entire agreement of the parties with respect to the subject matter hereof and supersedes all other agreements, oral or written, heretofore made with respect thereto, including, without limitation, the Original Agreement.

      6.5 Severability. Any provision of this Agreement prohibited by or unlawful or unenforceable under any applicable law of any jurisdiction shall as to such jurisdiction be ineffective without affecting any other provision hereof. To the full extent, however, that the provisions of such applicable law may be waived, they are hereby waived, to the end that this Employment Agreement be deemed to be a valid and binding agreement enforceable in accordance with its terms.

      6.6 Controlling Law. This Agreement has been entered into by the parties in the State of New York and shall be continued and enforced in accordance with the laws of that State.

      6.7 Assignments. The Company shall have the right to assign this Agreement and to delegate all rights, duties and obligations hereunder to any entity that controls the Company, that the Company controls or that may be the result of the merger, consolidation, acquisition or reorganization of the Company and another entity. Executive agrees that this Agreement is personal to him and his rights and interest hereunder may not be assigned, nor may his obligations and duties hereunder be delegated (except as to delegation in the normal course of operation of the Company), and any attempted assignment or delegation in violation of this provision shall be void.

      6.8 Attorney Fees. In the event of litigation between the parties, to enforce their respective rights under this Agreement, the prevailing party shall be entitled to receive from the non-prevailing party reimbursement of the prevailing party's reasonable attorney's fees and costs at all levels of trial and appeal.

           IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.

                                    CURATIVE HEALTH SERVICES, INC.


                                    By:
                                    Its: President


                                         Executive