Form 10-Q
period 1998-03-31
CURATIVE HEALTH SERVICES INC
filed 1998-05-15
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10Q

                             ----------------------


(Mark One)

   X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------    Exchange Act of 1934

For the quarterly period ended March 31, 1998

                                       OR

          Transition report pursuant to Section 13 or 15(d) of the Securities
-------   Exchange Act of 1934


                       Commission File Number: 000-19370

                         Curative Health Services, Inc.
             (Exact name of registrant as specified in its charter)

                              MINNESOTA 41-1503914
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                                150 Motor Parkway
                            Hauppauge, NY 11788-5108
                    (Address of principal executive offices)
                         Telephone Number (516) 232-7000

      Former Address: 14 Research Way; Box 9052, E. Setauket, NY 11733-9052
      ---------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          Yes X               No ______

As of May 1, 1998 there were 12,707,638 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                 Curative Health Services, Inc. and Subsidiaries

                                      INDEX


Part I         Financial Information                                    Page No.

Item 1         Condensed Consolidated Financial Statements:

               Condensed Consolidated Statements of Operations
                      Three Months ended March 31, 1998 and 1997               3

               Condensed Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997                     4

               Condensed Consolidated Statements of Cash Flows
                      Three Months ended March 31, 1998 and 1997               5

               Notes to Condensed Consolidated Financial Statements            6

Item 2         Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                7


Part II        Other Information                                        Page No.

Item 6         Exhibits and Reports on Form 8-K                                9

               Signatures                                                     10

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended March 31,

                                                                1998        1997
                                                                ----        ----

Revenues ...............................................     $24,513     $19,654

Cost and Expenses:
        Cost of product sales and services .............      13,245      10,858
        Selling, general and administrative ............       5,671       5,064
                                                             -------     -------
               Total costs and operating expenses ......      18,916      15,922
                                                             -------     -------

Income from operations .................................       5,597       3,732

Interest income ........................................         599         576


Income before income taxes .............................       6,196       4,308

Income taxes ...........................................       2,319         643
                                                             -------     -------

Net income .............................................     $ 3,877     $ 3,665
                                                             =======     =======

Net income per common share, basic .....................     $   .31     $   .29
                                                             =======     =======

Net income per common share, diluted ...................     $   .29     $   .28
                                                             =======     =======

Weighted average common shares, basic ..................      12,601      12,560
                                                             =======     =======

Weighted average common shares, diluted ................      13,152      12,945
                                                             =======     =======

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 March 31, 1998       December 31, 1997
                                                                    (Unaudited)
Cash and cash equivalents ........................................     $ 25,727                $ 39,746
Marketable securities held-to-maturity ...........................       34,788                  18,807
Accounts receivable, net .........................................       16,721                  14,211
Deferred tax assets ..............................................        1,235                   1,235
Prepaids and other current assets ................................          905                     924
                                                                       --------                --------
        Total current assets .....................................       79,376                  74,923

Property and equipment, net ......................................       10,362                   9,268
Other assets .....................................................          735                     748
                                                                       --------                --------

        Total assets .............................................     $ 90,473                $ 84,939
                                                                       ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .................................................     $ 11,363                $  8,846
Accrued liabilities ..............................................        1,553                   3,454
Current lease obligations ........................................           37                      40
                                                                       --------                --------
        Total current liabilities ................................       12,953                  12,340

Capital lease obligations ........................................           --                       7

Stockholders' equity

        Common stock .............................................          126                     125
        Additional paid in capital ...............................       76,285                  75,235
        Retained earnings (deficit) ..............................        1,109                  (2,768)
                                                                       --------                --------
               Total stockholders' equity ........................       77,520                  72,592
                                                                       --------                --------

        Total liabilities and stockholders' equity ...............     $ 90,473                $ 84,939
                                                                       ========                ========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                                1998       1997
                                                            --------   --------
OPERATING ACTIVITIES:

Net income ..............................................   $  3,877   $  3,665
Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization ...................        700        405
        Changes in operating assets and liabilities .....     (1,875)    (1,087)
                                                            --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............      2,702      2,983

INVESTING ACTIVITIES:

Purchase of property and equipment ......................     (1,781)      (740)
(Purchases) sales of marketable securities ..............    (15,981)     5,624
                                                            --------   --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .....    (17,762)     4,884

FINANCING ACTIVITIES:

Proceeds from exercise of stock options .................      1,051        568
Principal payments on loans and capital lease obligations        (10)     1,043)
                                                            --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....      1,041       (475)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........    (14,019)     7,392
Cash and cash equivalents at beginning of period ........     39,746      5,226
                                                            --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 25,727   $ 12,618
                                                            ========   ========

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid ...........................................   $      1   $     13
                                                            ========   ========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

    The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.


Note 2.  Net Income per Common Share

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share". FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Net income per common share, basic is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. All earnings per share amounts for the 1997 period have been restated to conform to FASB 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                        1998          1997
                                                        ------------------

               Weighted average shares, basic         12,601        12,560
               Effect of dilutive stock options          551           385
                                                         ---           ---
               Weighted average shares, diluted       13,152        12,945
                                                      ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the first quarter of fiscal year 1998 increased 25 percent to $24,513,000, compared to $19,654,000 for the first quarter of the prior fiscal year. The revenue increase is attributable to the operation of 151 wound care facilities at the end of the first quarter of 1998 compared to 128 at the end of the first quarter of 1997 and a 12 percent increase in revenues at existing centers related to higher patient volumes. Total new patients increased 19 percent from 11,373 in the first quarter of 1997 to 13,519 for the same period in 1998. The total number of new patients receiving Procuren(R) therapy increased 3 percent from 2,019 in the first quarter of 1997 to 2,081 in the first quarter of 1998. The percentage of patients receiving Procuren(R) therapy decreased during the first quarter of 1998 to 15 percent from 18 percent for the same period in 1997. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center(R) occurs as the local medical community becomes familiar with the services offered by the Wound Care Center(R) and refers a broader range of chronic wound patients to the Wound Care Center(R) for treatment. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the first quarter increased from $10,858,000 in 1997 to $13,245,000 in 1998, an increase of 22 percent. The increase is attributable to additional staffing and operating expenses of approximately $1,368,000 associated with the operation of 23 additional wound care facilities at the end of the first quarter of 1998, as well as increased volume at existing wound care facilities. Additionally, these 23 facilities included 16 additional under-arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional clinical staffing and expenses that these models require. As compared with the first quarter of 1997, the higher services components at these facilities accounted for an additional $838,000 of the increase in product costs and services for the first quarter of 1998. As a percentage of revenues, costs of product sales and services for the first quarter of 1998 was 54 percent compared to 55 percent for the same period in 1997. The one percent improvement is attributed to the ability of the Company to obtain leverage by spreading the costs of its overhead over a broader revenue base and the improvement of margins at its free-standing Wound Care Centers(R) in the first quarter of 1998 as compared to the same period in 1997.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter increased from $5,064,000 in 1997 to $5,671,000 in 1998, an increase of 12 percent. The increase is attributable to the staffing and operating expenses associated with the growth in the wound care business particularly related to field support departments including clinical operations and management information systems. As a percentage of revenues, selling, general and administrative expenses were 26 percent in the first quarter of 1997 compared with 23 percent in the first quarter of 1998. The decrease is attributable to the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

Net Income. Net income improved from $3,665,000 or $0.28 per share in the first quarter of 1997 to $3,877,000 or $0.29 per share in the first quarter of 1998. The increase in earnings of $212,000 for the three months ended March 31, 1998 as compared to March 31, 1997 is primarily attributable to an improvement in operating margins associated with the revenue growth particularly related to existing wound care centers and economies of scale achieved from market growth offset by an increase in income taxes as the result of higher effective tax rates in 1998. Effective tax rates are higher in 1998 due to the full utilization of net operating loss carryforwards in 1997.

Liquidity and Capital Resources. Working capital was $66.4 million at March 31, 1998 compared to $62.6 million at December 31, 1997. Total cash, cash equivalents and marketable securities held-to-maturity as of March 31, 1998 was $60.5 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities was 6.1:1 at December 31, 1997 and March 31, 1998. The Company's increase in working capital is primarily attributable to the net income for the three months.

Cash flows provided by operations for the first three months of 1998 totaled $2,702,000 primarily attributable to the net income for the period. Cash flows used in investing activities totaled $17,762,000 primarily attributable to purchases of marketable securities. Cash flows provided by financing activities totaled $1,041,000 primarily attributable to proceeds from the exercise of stock options.

For the first three months of 1998, the Company experienced a $2,510,000 net increase in accounts receivable primarily due to the increase in revenues and an increase in the average number of days receivables outstanding to 59 days as of March 31, 1998 compared to 54 as of December 31, 1997. Further, the Company's accounts payable and accrued expenses increased $616,000 as of March 31, 1998 compared to December 31, 1997.

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

                 Curative Health Services, Inc. and Subsidiaries


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

        (a)Exhibit 10.45 Employment Agreement dated as of November 2, 1987, between William C. Tella and the Company.

           Exhibit 10.45.1 Amendment of Employment dated December 17, 1997, between William C. Tella and the Company.

           Exhibit 27 Financial Data Schedule.

        (c)No reports on Form 8-K filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1998

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

Dated:  May 14, 1998

                         Curative Health Services, Inc.
                        (Registrant)

                        /s/  John Vakoutis
                        ---------------------------------------------
                             John Vakoutis
                             President and Chief Executive Officer


                       /s/  John C. Prior
                       -----------------------------------------------
                            John C. Prior
                            Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                                                                  EXHIBIT  10.45

                              EMPLOYMENT AGREEMENT

        This Agreement, made and entered into as of the Second day of November, 1987, by and between William Tella, as individual resident of Minneapolis (hereinafter referred to as "Employee"), and CURATECH, INC., a Minnesota corporation (hereinafter referred to as the "Company").

        WITNESSETH:

        WHEREAS, The Company desires to employ Employee to render services for, and on behalf of, the Company on the terms and conditions set forth in this Agreement, and Employee desires to be retained and employed by the Company on such terms and conditions.

        NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements contained herein, the parties agree as follows:

        1. Employment. The Company hereby employs Employee as a Marketing Manager and Employee hereby accepts such employment and agrees to perform services for the Company upon the terms and conditions set forth in this Agreement. In such capacity, Employee shall devote his full time, attention, energy and skill to the business of the Company during such hours as are reasonably necessary for him to perform and fulfill his obligations under this Agreement, and he shall render such services and assume and perform the responsibilities and duties set forth on Exhibit A attached hereto, and such other reasonable responsibilities and duties as shall be specified from time to time by the Company's Board of Directors.

        2. Term. The term of this Agreement shall commence effective as of November 2, 1987, and shall continue until November 2, 1988, unless earlier terminated in accordance with Section 6 of this Agreement. The term may thereafter be extended by mutual agreement of the parties.

        3. Compensation. As compensation for Employee's services rendered under this Agreement, the Company shall pay to Employee the following:

        (a)Annual Salary. The Company shall pay Employee an annual salary of Fifty-Seven Thousand Five Hundred Dollars ($57,500).

        (b)Incentive Compensation. In addition to the annual salary paid to Employee pursuant to Section 3 (a), the Company shall review employee's performance and compensation under this agreement and if determined by the Company in its sole discretion shall pay to employee a cash bonus to reflect the success of the Company, Employee's contribution to such success, the effects of inflation, and other similar factors.

        (c)Stock Options. Within sixty (60) days after the date of this Agreement, the Company agrees to grant Employee one Incentive Stock Option for the purchase of 1200 of the Company's common shares at an exercise price equal to the fair market value of such shares and upon such other terms and conditions as are set determined by the Board of Directors of the Company in their sole and absolute discretion.

        (d)Compensation Adjustments; Withholdings.

           (i) At least once each year during the term of this Agreement, the Company shall review Employee's performance and compensation under this Agreement, and if determined by the Company in its sole and absolute discretion, shall adjust Employee's compensation hereunder to reflect the success of the Company, Employee's contribution to such success, the effects of inflation and other similar factors.

           (ii) Except as otherwise provided herein, all compensation shall be prorated according to the number of days in such year during which this Agreement is in effect.

           (iii) All compensation shall be payable in accordance with the Company's regular payroll procedures, and shall be subject to all required and authorized withholdings.

        4. Expenses. Employee shall be reimbursed by the Company for all reasonable out-of-pocket travel, entertainment and other business expenses which are incurred in connection with the performance of his duties hereunder during the term of this Agreement. Employee shall keep detailed and accurate records of expenses incurred in connection with the performance of his duties hereunder and reimbursement therefore shall be in accordance with policies and procedures to be established from time to time by the Company's Board of Directors.

        5. Fringe Benefits. Employee shall be entitled to all benefits and privileges customarily accorded executive officers of the Company, including, but not limited to, annual vacation time of two (2) weeks for the first twelve
(12) month period during the term of this Agreement and three (3) weeks for each twelve (12) month period thereafter, holidays, sick pay, group term life insurance, medical insurance, long-term disability income protection insurance, and other general employee benefits and privileges in accordance with the customs and practices established by the Company's Board of Directors as they may change from time to time.

        6. Termination. This Agreement and the rights and obligations of the Company and Employee under this Agreement, except for the covenants set forth in
Section 7, may be terminated by either Employee or the Company upon the occurrence of any of the following events:

        (a)In the event of Employee's death; or

        (b)In the event the Company gives Employee a written notice of its desire to terminate his employment under this Agreement that specifies a date for termination of employment that is at least ninety (90) days from and after the date of delivery of such notice to Employee; or

        (c)In the event Employee gives the Company a written notice of his desire to terminate his employment under this Agreement that specifies a date for termination of employment that is at least ninety (90) days from and after the date of delivery of such notice to the Company.

        7. Employee Covenants.

        (a)Trade Secrets and Confidential Information. Employee agrees that he shall, during the course of this employment and thereafter, hold inviolate and keep secret all documents, materials, knowledge, or other confidential business or technical information of any nature whatsoever disclosed to or developed by him or to which he had access as a result of his employment (hereinafter referred to as "Confidential Information"). Such Confidential Information shall include technical and business information, including but not limited to inventions, research and development, engineering, products, designs, manufacture, methods, systems, improvements, trade secrets, formulas, processes, marketing, merchandising, selling, licensing, servicing, customer lists, records or financial information, manuals or Company strategy concerning its business, strategy or policies. Employee agrees that all Confidential Information shall remain the sole and absolute property of the Company. During the course of his employment, Employee shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity, except for the purpose of conducting business on behalf of the Company. Following termination of his employment with the Company, Employee shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity. Upon termination of this employment with the Company, Employee will leave with or deliver to the Company all records and any compositions, articles, devices, equipment and other items which disclose or embody Confidential Information including all copies or specimens thereof, whether prepared by him or by others. The foregoing restrictions on disclosure of Confidential Information shall apply so long as the information has not properly come into the public domain through no action of the Employee.

        (b)Transfer of Inventions. Employee, for himself, his heirs and representatives, will promptly communicate and disclose to the Company, and upon request will, without additional compensation, execute all papers reasonably necessary to assign to the Company or the Company's nominees, free of encumbrance or restrictions, all inventions, discoveries, improvements, whether patentable or not, conceived or originated by Employee solely or jointly with others, at the Company's expense or at Company's facilities, or at the Company's request, or in the course of the term of this Agreement, or based on knowledge or information obtained during the term of the Agreement. All such assignments shall include the patent rights in this and all foreign countries. This Section 7 (b) shall not apply to any invention for which no equipment, supplies, facility, or trade secret information of the Company was used and which was developed entirely on Employee's own time and (i) which does not relate (1) directly to the business of the Company or (2) to the Company's actual or demonstrably anticipated research or development, or (ii) which does not result from any work performed by Employee for the Company.

        (c)Exclusivity of Employment. During the period of Employee's employment, except as otherwise may be approved by the Board of Directors of the Company, Employee's services shall be exclusive to the Company during ordinary working hours or at such other times as may be required by the Company. Employee shall not directly or indirectly engage in any activity competitive with or adverse to the Company's business or welfare or render a material level of services of a business, professional or commercial nature to any other person or firm, whether for compensation or otherwise.

        (d)Covenant Not to Compete. Employee agrees to be bound and abide by the following covenant not to compete;

           (i) Term and Scope. During his employment with the Company and for a period of one (1) year after termination of this Agreement for any reason, Employee will not render to any Conflicting Organization, services, directly or indirectly, anywhere in the world in connection with any Conflicting Product.

           (ii) Definitions. For purposes of this Employment Agreement, the following terms shall have the following meanings:

                 "Conflicting Product: means any product, method or process, system or service of any person or organization other than the Company, in existence or under development at the time Employee's employment with the Company terminates, which is the same as or similar to or competes with a product, method or process, system or service of or provided by the Company or any of its affiliates or about which Employee acquires Confidential Information.

                 "Conflicting Organization" means any person or organization which is engaged in or about to become engaged in, research on or development, production, marketing, licensing, selling or servicing of a Conflicting Product.

        (e)Judicial Action. Employee and Company agree that, if the period of time or the scope of the restrictive covenants contained in Section 7 shall be adjudged unreasonable in any Court proceeding, then the period of time and/or scope shall be reduced accordingly, so that such covenants may be enforced in such scope and during such period of time as is judged by the Court to be reasonable. In the event of a breach or violation of the Section 7 by Employee, the parties agree that, in addition to all other remedies, the Company shall be entitled to equitable relief in any Court of competent jurisdiction, including the right to obtain injunctive relief for specific performance, and Employee hereby agrees and acknowledges that the Company has no adequate remedy at law for the breach of the covenants contained herein.

        (f)Disclosure to Prospective Employers. Employee will disclose to any prospective employer, prior to accepting employment, the existence of this Section 7 of this Agreement and will provide such prospective employer with a copy of this Section 7.

        8. Entire Agreement. This Agreement contains the entire agreement between the parties relating to the employment of Employee by the Company and supersedes all prior agreements and understandings, whether written or oral, between the parties relating to such employment, and this Agreement may not be amended or changed except in a writing executed by both parties and attached to this Agreement.

        9. Assignment. None of the rights or obligations of either party to this Agreement is assignable.

      10. Governing Law. This Agreement has been entered into by the parties in the State of New York and shall be construed and enforced in accordance with the laws of that state.

      11. Notices. Any notice required or permitted to be given under this Agreement shall be deemed to have been delivered on the date following the day the notice is deposited in the United States mail, certified or registered, postage prepaid, return receipt requested, and addressed as follows:

If to Employee:       William Clark Tella
                      235 East Viking Drive, #249
                      St. Paul, MN 55117

or such other address Employee elects by giving to the Company not less than thirty (30) days advance written notice.

If to the Company:    CuraTech, Inc.
                      300 Vanderbilt Motor Parkway; Suite 100
                      Hauppauge, New York 11788

or such other address as the Company elects by giving to Employee not less than thirty (30) days advance written notice.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                       -------------------------------------

                       -------------------------------------
                       CURATECH, INC.

                       By __________________________________
                       Its _________________________________



                       /s/  Russell B. Whitman
                       -------------------------------------
                       Russell B. Whitman
                       President and Chief Executive Officer


                       /s/  William C. Tella
                       -------------------------------------
                       William C. Tella
                       Marketing Manager


                                                                EXHIBIT  10.45.1

                          AMENDED EMPLOYMENT AGREEMENT

        This amended agreement ("Agreement") is effective as of December 17, 1997 ("Effective Date") and is between Curative Health Services, Inc., a
Minnesota Corporation located a 14 Research Way, East Setauket, NY 11733 ("Company") and William Tella, Vice President, Corporate Development, Curative Health Services, Inc. ("Executive").

        WHEREAS, Executive and Company entered into an employment agreement dated as of November 2, 1987 ("Original Agreement") which Original Agreement has been extended by mutual agreement through the Effective Date of this Agreement; and

        WHEREAS, Company seeks to amend the Original Agreement to establish terms governing Executive's severance from Company should his employment be terminated for any reason; and

        WHEREAS, Company and Executive want the terms and conditions of Executive's termination of employment to be governed by this Agreement;

        NOW THEREFORE, in consideration of the promises and mutual covenants herein contained, intending to be legally bound, Company and Executive hereby agree as follows:

Article I. Sections 1, 3, 4, and 5 of the Original Agreement are hereby deleted in their entirety and replaced with the following Section 1:

1. Employment. Executive shall be employed by Company as Vice President, Corporate Development which employment shall be governed by the policies and standard procedures applicable to all other executives and employees of Company including, but not limited to, those policies and standard procedures governing compensation, stock options, expenses, and fringe benefits, as they may be amended from time to time.

Article II. Section 2 of the Original Agreement is hereby deleted in its entirety and replaced with the following Section 2:

2.  Term.  The term of this  Agreement  shall be one (1) year  commencing on the
    Effective Date unless sooner terminated pursuant to Section 3 of the Agreement; provided, however, that it shall automatically renew for additional one (1) year periods unless either party gives the other party notice of non-renewal at least three (3) months prior to the end of the first or subsequent renewal terms.

Article III. Section 6 of the Original Agreement is hereby deleted in its entirety and replaced with the following Section 3:

3. Termination of Employment. Subject to the notice and other provisions of this Agreement, Company shall have the right to terminate Executive's employment and Executive shall have the right to resign at any time for any reason or for no stated reason.

        (a)    Termination for Cause; Resignation.

        (i) If Executive's employment is terminated by Company for Cause or if Executive resigns from his employment, Executive shall have no right under this Agreement to receive any compensation or other benefits otherwise provided by this Agreement.

        (ii) Termination for "Cause" shall mean termination of Executive's employment with Company because of (A) his refusal (other than by reason of incapacity because of physical or mental illness) to perform his duties hereunder, (B) the commission by Executive of a felony or the perpetration by Executive of a dishonest act or fraud against Company or any affiliate of Company, (C) any act or omission by Executive which is the result of Executive's willful misconduct or gross negligence and which, in the good faith opinion of Company, is injurious in any material way to the financial condition, business,or reputation of Company or its affiliates, or (D) a material breach by Executive of this Agreement.

        (b)    Involuntary Termination.

        (i) If, prior to the expiration of the Term, Company terminates Executive's employment for any reason other than for Disability or Cause ("Involuntary Termination") or Company exercises its right not to renew this Agreement, Company shall pay to Executive his salary prorated on a monthly basis, at the rate in effect on the date of Involuntary Termination ("Severance Payments") for the nine month period beginning immediately following the date of Involuntary Termination or non-renewal
               ("Severance Period"). Severance Payments shall be paid in payroll installments in accordance with the Company's payroll practices then in effect; provided, however, that Company, in its sole discretion, may at any time during the Severance Period pay to Executive the then remaining portion of Severance Payments due during the Severance Period in a cash lump sum.

        (ii) In the event of Involuntary Termination, Executive shall continue to participate on the same terms and conditions as in effect immediately prior to the date of Involuntary Termination in Company's health, medical, and dental plans until the last day Company is obligated to make Severance Payments in accordance with Section 3(b)(i) above.

        (iii) In the event of Executive's death prior to the end of the Severance Period, Severance Payments shall cease as of the date of death.

        (iv) If, following Involuntary Termination, Executive materially breaches the provisions of Section 4 of this Agreement, Executive shall not be eligible, as of the date of the breach, for the payments and benefits described in Section 3 and any obligations of Company for such payments and benefits shall thereupon cease.

        (c) Termination because of Disability. In the event of Executive's Disability, Company shall be entitled to terminate his employment. Should Company terminate Executive's employment because of Disability, Company shall continue to pay Executive his annual salary until the earliest to occur of (i) the end of the nine-month period following the date of termination, (ii) the date of Executive's death, or (iii) the first day on which Executive is entitled to benefits under Company's long term disability plan. As used in this Section 3(c), the term "Disability" shall mean a physical or mental incapacity that substantially prevents Executive from performing his duties hereunder, has continued for at least 180 days, and can reasonably be expected to continue indefinitely. Any dispute about whether or not Executive is disabled within the meaning of this Section shall be resolved by a physician reasonably satisfactory to Executive and Company, and the determination of such physician shall be final and binding upon both Executive and Company.

        (d) Death. No Severance Payments or other benefits shall be payable pursuant to this Agreement following the date of Executive's death.

Article IV. Section 7 of the Original Agreement is hereby deleted in its entirety and replaced with the following Section 4:

4.  Protection of Company's Interests.

        (a) No Competing Employment. For so long as Executive is employed by Company and continuing for two years after termination of employment or resignation ("Restricted Period"), Executive shall not, unless he receives prior written consent from Company, directly or indirectly own an interest in, manage, operate, join, control, lend money or render financial or other assistance to, or participate in or be connected with as an officer, employee, partner, stockholder, consultant or otherwise any individual, partnership, firm, corporation or other business organization or entity that competes with Company; provided, however, that this Section 4(a) shall not proscribe Executive's ownership, either directly or indirectly, of less that five percent of any class of securities which are listed on a national securities exchange or quoted on the automated quotation system of the National Association of Securities Dealers, Inc.

        (b) No Interference. During the Restricted Period, Executive shall not, whether for his own account or for the account of any other individual, partnership, firm, corporation or other business organization (other than Company), intentionally solicit, endeavor to entice away from Company, or otherwise interfere with the relationship of Company with any person who is employed by or otherwise engaged to perform services for Company or any person or entity who is, or was, within the then most recent twelve-month period, a customer, client, or supplier of Company.

        (c) Secrecy. Executive recognizes that the services he will perform are special, unique, and extraordinary because as part of his employment he may acquire confidential information and trade secrets about the operation of Company or its affiliates, the use or disclosure of which could cause Company substantial loss or damage which could not be readily calculated and for which no remedy at law would be adequate. Accordingly, Executive shall not at any time, except in performance of his obligations to Company or with prior written consent of Company, directly or indirectly disclose to any person any secret or confidential information. "Confidential Information" means any information not previously disclosed to the public by Company's management about Company's products, facilities, business practices, trade secrets, intellectual property, systems, procedures, manuals, confidential reports, price lists, customer lists, financial information, and business plans, prospects, or opportunities.

        (d) Exclusive Property. All Confidential Information is and shall remain the exclusive property of Company. Upon termination of employment or upon request of Company at any time, Executive shall promptly deliver to Company and shall not, without consent of Company, retain copies of any written materials not previously made available to the public or records and documents made by Executive or coming into his possession and relating to the business of Company; provided, however, that subsequent to any termination, Company shall provide Executive with copies of any documents which are requested by Executive and necessary for him to comply with any applicable law or the terms and conditions of the Agreement.

        (e) Enforcement. Should the period of time or the scope of the restrictive covenants set forth above be adjudged unreasonable in a judicial proceeding, then the period of time or the scope or both shall be reduced accordingly, so that the covenants may be enforced in such scope and during such period of time as are judged by the court to be reasonable. Should Executive breach or violate this Agreement, in addition to all other remedies, Company shall be entitled to equitable relief in any court of competent jurisdiction, including the right to obtain injunctive relief for specific performance, it being covenanted hereby that Company has no adequate remedy at law for the breach of the covenants contained herein.

               (f) Execution of Release. In consideration of and as a specific condition for receipt of Severance Payments and other benefits pursuant to this Agreement, Executive shall execute a release releasing Company and its employees, officers, and directors from and against any loss, damages, causes of action or other liability arising out of Executive's employment by Company.

Article V. Sections 8, 9, 10, and 11 of the Original Agreement are hereby deleted in their entirety and replaced with the following Section 5:

5.  General Provisions.

     (a)  Tax   Withholding.   Payments  to  Executive   for  all   compensation
contemplated   by  this  Agreement  shall  be  subject  to  all  applicable  tax withholding.

        (b) Notices. Notice by either party shall be given in writing by personal delivery or certified mail, return receipt requested, or if to Company by facsimile to the applicable address set forth below:

        (i)    To Company:                 Mr. Allan L. Keysor
                                           General Counsel
                                           Curative Health Services, Inc.
                                           14 Research Way
                                           East Setauket, NY  11733

        (ii)   To Executive:               Mr. William Tella
                                           Vice President, Corporate Development
                                           Curative Health Services, Inc.
                                           14 Research Way
                                           East Setauket, NY  11733

or to such other persons or addresses either party may specify to the other in writing.

        (c) Assignment/Amendment. This Agreement shall not be assigned by Executive, and any attempted assignment or delegation in violation of this provision shall be void. Subject to the preceding sentence, this Agreement shall be binding upon the parties hereto and their respective heirs, successors, and assigns. This Agreement may not be amended, modified, or canceled except by written Agreement between Executive and Company.

        (d) Severability. If any term or provision of this Agreement is determined to be invalid or unenforceable in a final court or arbitration proceeding, (i) the remaining terms and provisions shall be unimpaired and, (ii) the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and comes closest to expressing the intention of the invalid or unenforceable term or provision.

        (e) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without regard to any choice or conflicts of law provisions.

        (f) Entire Agreement. This Agreement sets forth the entire agreement and understanding of the parties with respect to the matters covered hereby and supersedes all prior agreements and understandings of the parties with respect to the subject matter hereof.

        IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the day and year first written above.


                         CURATIVE HEALTH SERVICES, INC.

                         By:_________________________________________
                         Name:  John Vakoutis
                         Title: President and Chief Executive Officer


                         EXECUTIVE


                         --------------------------------------------
                         Name:  William Tella



                         /s/  John Vakoutis
                         --------------------------------------------
                         John Vakoutis
                         President and Chief Executive Officer


                         /s/  William C. Tella
                         --------------------------------------------
                         William C. Tella
                         Vice President, Corporate Development