Form 10-Q
period 1998-06-30
CURATIVE HEALTH SERVICES INC
filed 1998-08-14
CIK 874212

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10Q
                                -----------------

(Mark One)
   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934


For the quarterly period ended June 30, 1998

                                              OR

         Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934

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

      Former Address: 14 Research Way; Box 9052, E.Setauket, NY 11733-9052
                      -------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


               Yes    X                                 No  ______


As of July 1, 1998 there were 12,731,935 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       Curative Health Services, Inc. and Subsidiaries

                                            INDEX


Part I         Financial Information                                    Page No.

Item 1         Condensed Consolidated Financial Statements:

               Condensed Consolidated Statements of Operations
                      Six Months ended June 30, 1998 and 1997                  3

               Condensed Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997                      4

               Condensed Consolidated Statements of Cash Flows
                      Six Months ended June 30, 1998 and 1997                  5

               Notes to Condensed Consolidated Financial Statements            6

Item 2         Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                7


Part II        Other Information                                        Page No.

Item 4         Submission of Matters to a Vote of Security Holders             9

Item 5         Exhibits and Reports on Form 8-K                                9

               Signatures                                                     11

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                   Three Months Ended        Six Months Ended
                                                          June 30,                June 30,
                                                      1998       1997         1998       1997
                                                      ----       ----         ----       ----



Revenues                                           $26,036    $21,687      $50,549    $41,341

Costs and operating expenses:

          Cost of sales and services                14,077     11,894       27,322     22,752
          Selling, general and administrative        5,915      5,757       11,586     10,821
                                                     -----      -----       ------     ------

          Total costs and operating expenses        19,992     17,651       38,908     33,573
                                                    ------     ------       ------     ------
Income from operations                               6,044      4,036       11,641      7,768

Interest income                                        665        649        1,264      1,225
                                                       ---        ---        -----      -----
Income before taxes                                  6,709      4,685       12,905      8,993

Income taxes                                         2,513        773        4,832      1,416
                                                     -----        ---        -----      -----
Net income                                          $4,196     $3,912       $8,073     $7,577
                                                    ======     ======       ======     ======

Net income per common share, basic                    $.33       $.32         $.64       $.62
                                                      ====       ====         ====       ====

Net income per common share, diluted                  $.32       $.30         $.61       $.59
                                                      ====       ====         ====       ====

Weighted average common shares, basic               12,713     12,349       12,658     12,317
                                                    ======     ======       ======     ======

Weighted average common shares, diluted             13,078     12,927       13,128     12,935
                                                    ======     ======       ======     ======


                 Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       June 30, 1998     December 31, 1997
                                                        (Unaudited)

ASSETS

Cash and cash equivalents                                    $28,607               $39,746
Marketable securities held-to-maturity                        34,554                18,807
Accounts receivable, net                                      17,477                14,211
Deferred tax assets                                            1,235                 1,235
Prepaids and other current assets                                682                   924
                                                                 ---                   ---
            Total current assets                              82,555                74,923

Property and equipment, net                                   12,398                 9,268
Other assets                                                   2,684                   748
                                                               -----                   ---
            Total assets                                     $97,637               $84,939
                                                             =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                             $13,330                $8,846
Accrued liabilities                                            1,982                 3,454
Current portion capital lease obligations                         28                    40
                                                                  --                    --
             Total current liabilities                        15,340                12,340

Capital Lease obligation                                           -                     7

Stockholders' equity

           Common stock                                          126                   125
           Additional paid in capital                         76,866                75,235
           Retained earnings (deficit)                         5,305               (2,768)
                                                               -----               -------
                   Total stockholders' equity                 82,297                72,592
                                                              ------                ------
Total liabilities and stockholder's equity                   $97,637               $84,939
                                                             =======               =======

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
OPERATING ACTIVITIES:                                                        1998           1997
                                                                             ----           ----
Net income                                                                 $8,073         $7,577
Adjustments to  reconcile   net  income  to  net  cash
provided by operating activities:

            Depreciation and amortization                                   1,491            823
            Changes in operating assets and liabilities                        26         (1,794)
                                                                            -----          -----

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   9,590          6,606

INVESTING ACTIVITIES:
Investment in Accordant Health Services, Inc.                              (2,000)             -
Purchase of property and equipment                                         (4,595)        (2,910)
(Purchases) sales of marketable securities                                (15,747)         3,643
                                                                           ------          -----
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (22,342)           733

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                     1,632            951
Principal payments on loans and capital lease obligations                    (19)         (1,087)
                                                                            -----          -----

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         1,613           (136)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (11,139)         7,203

Cash and cash equivalents at beginning of period                           39,746          5,226
                                                                           ------          -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $28,607        $12,429
                                                                          =======        =======

SUPPLEMENTARY CASH FLOWS INFORMATION

Interest paid                                                                $  3          $  12
                                                                             ====          =====

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

    The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.


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


                                    Three Months Ended      Six Months Ended
                                         June 30,             June 30,
                                        1998       1997       1998      1997
                                        ----       ----       ----      ----
     Weighted average shares, basic   12,713     12,349     12,658    12,317
         basic
     Effect of diluted stock options     365        578        470       618
                                         ---        ---        ---       ---

     Weighted average shares, diluted 13,078     12,927     13,128    12,935
                                      ======     ======     ======    ======

Note 3.  Investment in Accordant

    On June 4, 1998 the Company signed an agreement with Accordant Health Services, Inc. in which the Company agreed to invest $4 million in Accordant preferred stock. This agreement will give the Company an 11 percent interest in Accordant and will be accounted for using the equity method of accounting, as the Company will have significant influence over the operations of Accordant. As of June 30, 1998 the Company had invested $2 million under this agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the second quarter of fiscal year 1998 increased 20 percent to $26,036,000, compared to $21,687,000 for the second quarter of the prior fiscal year. The revenue increase is attributable to the operation of 159 wound care facilities at the end of the second quarter of 1998 compared to 131 at the end of the second quarter of 1997 and a 10 percent increase in revenues at existing centers related to higher patient volumes. Total new patients increased 22 percent from 12,271 in the second quarter of 1997 to 14,996 for the same period in 1998. The total number of new patients receiving Procuren(R) therapy decreased 3 percent from 2,237 in the second quarter of 1997 to 2,170 in the second quarter of 1998. The percentage of patients receiving Procuren(R) therapy decreased during the second quarter of 1998 to 14 percent from 18 percent for the same period in 1997. For the first six months of 1998 revenues totalled $50,549,000, an increase of 22 percent compared to $41,341,000 for the same period in 1997. The increased revenue is attributable to the operation of 159 wound care facilities at the end of the second quarter of 1998 compared to 131 at the end of the second quarter of 1997 and an 11 percent increase in revenues at existing wound care facilities related to higher patient volumes. Total new patients to the wound care facilities increased 21 percent to 28,515 in the first six months of 1998 compared to 23,644 in the first six months of 1997. The total number of new patients receiving Procuren therapy decreased .1 percent to 4,251 in the first six months of 1998 from 4,256 in the first six months of 1997. The percentage of patients receiving Procuren decreased from 18 percent in the first six months of 1997 to 15 percent during the first six months of 1998. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center(R) occurs as the local medical community becomes familiar with the services offered by the Wound Care Center(R) and refers a broader range of chronic wound patients to the Wound Care Center(R) for treatment. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the second quarter increased from $11,894,000 in 1997 to $14,077,000 in 1998, an increase of 18 percent, and for the first six months of 1998 totalled $27,322,000 compared to $22,752,000 for the same period in 1997. For the second quarter the increase is attributable to additional staffing and operating expenses of approximately $1,344,000 associated with the operation of 28 additional wound care facilities at the end of the second quarter of 1998, as well as increased volume at existing wound care facilities. Additionally, these 28 facilities included 17 additional under-arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional clinical staffing and expenses that these models require. As compared with the second quarter of 1997, the higher services components at these facilities accounted for an additional $942,000 of the increase in product costs and services for the second quarter of 1998. As a percentage of revenues, costs of product sales and services for the second quarter of 1998 was 54 percent compared to 55 percent for the same period in 1997. The one percent improvement is attributed to the ability of the Company to obtain leverage by spreading the costs of its overhead over a broader revenue base and the improvement of margins at its free-standing Wound Care Centers(R) in the second quarter of 1998 as compared to the same period in 1997. For the first six months of 1998, cost of product sales and services increased 20 percent. The increase is attributed to additional staffing and operating expenses of approximately $2,713,000 associated with the operation of 28 additional wound care facilities at the end of the second quarter of 1998 as well as increased volume at existing wound care facilities. Additionally these 28 facilities included 17 additional under arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional staffing and expense that these models require. As compared with the first six months of 1997, the higher services component at these facilities accounted for an additional $1,780,000 of the increase in cost of product sales and services for the first six months of 1998. As a percentage of revenues, costs of product sales and services for the first six months of 1998 was 54 percent as compared to 55 percent for the same period in 1997. The decrease is attributable to the ability of the Company to leverage the overhead components of the costs of product sales and services over a growing revenue base.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses for the second quarter increased from $5,757,000 in 1997 to $5,915,000 in 1998, and for the first six months of 1998 increased to $11,586,000 compared to $10,821,000 for the same period in 1997. The expense for 1997 includes $250,000 of costs related to the corporate office move. Excluding these costs, selling, general and administrative expenses for the second quarter and six months of 1998 increased 7 and 10 percent, respectively. The increase for both the second quarter and six months is attributable to the staffing and operating expenses associated with the growth in the wound care business particularly related to field support departments including clinical operations and management information systems. As a percentage of revenues, selling, general and administrative expenses were 27 percent in the second quarter of 1997 compared with 23 percent in the second quarter of 1998, and for the six months decreased to 23 percent in 1998 compared to 26 percent in 1997. The decrease is attributable to the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

Net Income. Net income improved from $3,912,000 or $0.30 per share in the second quarter of 1997 to $4,196,000 or $0.32 per share in the second quarter of 1998, and for the six months improved from $7,577,000 or $.59 per share in 1997 to $8,073,000 or $.61 per share for the first six months of 1998. The increase in earnings of $496,000 for the six months ended June 30, 1998 as compared to June 30, 1997 is primarily attributable to an improvement in operating margins associated with the revenue growth particularly related to existing wound care centers and economies of scale achieved from market growth offset by an increase in income taxes as the result of higher effective tax rates in 1998. Effective tax rates are higher in 1998 due to the full utilization of net operating loss carryforwards in 1997.

Liquidity and Capital Resources. Working capital was $67.2 million at June 30, 1998 compared to $62.6 million at December 31, 1997. Total cash, cash equivalents and marketable securities held-to-maturity as of June 30, 1998 was $63.2 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities was 6.1:1 at December 31, 1997 compared to 5.4:1 at June 30, 1998. The Company's increase in working capital is primarily attributable to the net income for the first six months of 1998.

Cash flows provided by operations for the first six months of 1998 totalled $9,590,000 primarily attributable to the net income for the period. Cash flows used in investing activities totaled $22,342,000 attributable to purchases of marketable securities, property and equipment, and the Accordant agreement. Cash flows provided by financing activities totalled $1,613,000 primarily attributable to proceeds from the exercise of stock options.

For the first six months of 1998, the Company experienced a $3,266,000 net increase in accounts receivable primarily due to the increase in revenues and an increase in the average number of days receivables outstanding to 59 days as of June 30, 1998 compared to 54 as of December 31, 1997. Further, the Company's accounts payable and accrued expenses increased $3,012,000 as of June 30, 1998 compared to December 31, 1997.

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

                 Curative Health Services, Inc. and Subsidiaries

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company held its 1998 annual meeting of stockholders on May 28, 1998. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the Annual Meeting in person or by proxy the holders of 11,187,972 votes. At the meeting the stockholders elected all seven members of the Company's Board of Directors to serve for an additional term of one year.

Elected member of Board of Directors: (Shares voted affirmative in parenthesis)

     Gerardo Canet (11,004,000)           Gerard Moufflet (11,004,651)
     Lawrence Hoff (11,004,531)           Lawrence J. Stuesser (11,004,776)
     Timothy I. Maudlin (11,002,151)      John Vakoutis (11,004,576)
                                          Daniel Gregorie (10,690,370)

The stockholders also approved the following:

     (a) An amendment to the Company's 1991 Stock Option Plan which increases the number of shares of Common Stock available for issuance pursuant to options granted thereunder from 2,456,695 to 3,156,695. Number of votes for were 9,702,469, against 1,121,787, and 10,561 abstained.

     (b) An amendment to the Company's Non-Employee Director Stock Option Plan, to increase the number of shares of Common Stock available for issuance pursuant to options granted thereunder from 125,000 to 250,000. Number of votes for were 9,907,708, against 934,131, and 10,932 abstained.

Item 5.  Exhibits and Reports on Form 8-K

(a) Exhibit 10.7 Amendment No. 4 to Curative Technologies, Inc. 1991 Stock Option Plan
        Exhibit 10.19 Amendment No.1 to Non-Employee Director Stock Option Plan
        Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended June 30, 1998

        (i)     Form 8-K dated June 4, 1998

               The Company issued a press release on June 4, 1998 announcing that it signed a development and license agreement with Accordant Health Services, Inc., a private disease management company and agreed to participate in a round of venture financing in which it will invest $4 million in Accordant preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1998

                             Curative Health Services, Inc.
                            (Registrant)




                            /s/  John Vakoutis
                                 -------------------------------------
                                 John Vakoutis
                                 President and Chief Executive Officer




                           /s/   John C. Prior
                                 ------------------------------------------
                                 John C. Prior
                                 Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                                                    Exhibit 10.7


                                 AMENDMENT NO. 4
                                       TO
                           CURATIVE TECHNOLOGIES, INC.
                             1991 STOCK OPTION PLAN


               WHEREAS, pursuant to resolutions adopted by the Board of Directors of Curative Health Services, Inc., (the "Company") at a meeting on April 13, 1998, the Curative Technologies, Inc. 1991 Stock Option Plan (the "Option Plan") was amended to increase the number of shares of common stock of the Company subject to options thereunder to 3,156,695 shares; and

               WHEREAS, such amendment to the Option Plan is subject to the approval of the shareholders of the Company;

               NOW, THEREFORE, subject to receipt of such approval of the shareholders, the third sentence of Section 3 of the Option
               Plan is amended and restated in its entirety to read as follows:

               Subject to adjustment as provided in Section 12 hereof, the maximum number of shares with respect to which options may be granted under this Plan shall be 3,156,695, including options for shares under the prior Plan outstanding on April 8, 1991, and shares issuable under other options outstanding on April 8, 1991.


Dated as of April 13, 1998

                                                                   Exhibit 10.19


                                 AMENDMENT NO. 1
                                       TO
                           CURATIVE TECHNOLOGIES, INC.
                     NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN


               WHEREAS, pursuant to resolutions adopted by the Board of Directors of Curative Health Services, Inc., (the "Company") at a meeting on April 13, 1998, the Curative Technologies, Inc. Non-Employee Director Stock Option Plan (the "Option Plan") was amended to increase the number of shares of common stock of the Company subject to options thereunder to 250,000 shares; and

               WHEREAS, such amendment to the Plan is subject to the approval of the shareholders of the Company;

               NOW, THEREFORE, subject to receipt of such approval of the shareholders, the third sentence of Section 3 of the Plan is amended and restated in its entirety to read as follows:

               Subject to the provisions of Section 11 of this Plan, the maximum aggregate number of Shares which may be optioned and sold under the Plan, excluding those shares constituting the Unexercised portion of any cancelled, terminated or expired options, is 250,000 Shares. Such Shares shall be authorized, but unissued, Common Stock. If an Option should expire or become unexercisable for any reason without having been exercised in full, the unpurchased Shares which were subject thereto shall, unless the Plan shall have been terminated, become available for the grant of other Options under the Plan.


Dated as of April 13, 1998