Form 10-Q
period 1998-09-30
CURATIVE HEALTH SERVICES INC
filed 1998-11-17
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -----------------
                                    FORM 10Q
                              -----------------
(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

                                150 Motor Parkway
                            Hauppauge, NY 11788-5108
                   (Address of principal executive offices)
                         Telephone Number (516) 232-7000
    Former Address: 14 Research Way; Box 9052, E. Setauket, NY 11733-9052
                    -------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes     X                                No  ______

As of November 1, 1998 there were 12,757,120 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                Curative Health Services, Inc. and Subsidiary

                                      INDEX


Part I      Financial Information                                       Page No.

Item 1      Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three and Nine Months ended September 30, 1998 and 1997      3

            Condensed Consolidated Balance Sheets
                  September 30, 1998 and December 31, 1997                     4

            Condensed Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 1998 and 1997                5

            Notes to Condensed Consolidated Financial Statements               6

Item 2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    7


Part II     Other Information                                           Page No.

Item 6      Exhibits and Reports on Form 8-K                                  10

            Signatures                                                        11

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                Curative Health Services, Inc. and Subsidiary

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                   (Unaudited)


                                        Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                             1998     1997      1998      1997
                                             ----     ----      ----      ----


Revenues                                  $26,722  $22,705   $77,271   $64,046

Costs and operating expenses:

   Cost of sales and services              14,409   12,421    41,731    35,173
   Selling, general and administrative      5,944    5,783    17,530    16,604
                                            -----    -----    ------    ------

   Total costs and operating expenses      20,353   18,204    59,261    51,777
                                           ------   ------    ------    ------

Income from operations                      6,369    4,501    18,010    12,269

Interest income                               687      689     1,951     1,914
                                              ---      ---     -----     -----

Income before taxes                         7,056    5,190    19,961    14,183

Income taxes                                2,664      904     7,496     2,320
                                            -----      ---     -----     -----

Net income                                 $4,392   $4,286   $12,465   $11,863
                                           ======   ======   =======   =======

Net income per common share, basic           $.34     $.34      $.98      $.96
                                             ====     ====      ====      ====

Net income per common share, diluted         $.34     $.33      $.95      $.92
                                             ====     ====      ====      ====

Weighted average common shares, basic      12,741   12,461    12,686    12,365
                                           ======   ======    ======    ======

Weighted average common shares, diluted    13,041   13,010    13,080    12,963
                                           ======   ======    ======    ======

                   Curative Health Services, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                       September 30, 1998     December 31, 1997
                                            (Unaudited)
ASSETS

Cash and cash equivalents                         $14,695               $39,746
Marketable securities held-to-maturity             49,902                18,807
Accounts receivable, net                           18,096                14,211
Deferred tax assets                                 1,235                 1,235
Prepaids and other current assets                   1,131                   924
                                                    -----                   ---

            Total current assets                   85,059                74,923

Property and equipment, net                        12,992                 9,268
Other assets                                        2,695                   748
                                                    -----                   ---

            Total assets                         $100,746               $84,939
                                                 ========               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                  $10,880                $8,846
Accrued liabilities                                 2,929                 3,454
Current portion capital lease obligations              17                    40
                                                       --                    --

             Total current liabilities             13,826                12,340


Capital lease obligations                                -                    7

Stockholders' equity

           Common stock                               126                   125
           Additional paid in capital              77,097                75,235
           Retained earnings (deficit)              9,697                (2,768)
                                                    -----               -------

                   Total stockholder' equity       86,920                72,592
                                                   ------                ------

Total liabilities and stockholder's equity       $100,746               $84,939
                                                 ========               =======

                Curative Health Services, Inc. and Subsidiary

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)

                                                                Nine
                                                                Months Ended
                                                                September 30,
OPERATING ACTIVITIES:                                        1998          1997

Net income                                                 $12,465      $11,863
Adjustments to reconcile net income to net
            cash provided by operating activities:

            Depreciation and amortization                    2,194        1,305
            Changes in operating assets and liabilities     (2,560)       1,290

NET CASH PROVIDED BY OPERATING ACTIVITIES                   12,099       14,458

INVESTING ACTIVITIES:
Investment in Accordant Health Services, Inc.               (2,000)           -
Purchase of property and equipment                          (5,888)      (4,403)
(Purchases) sales of marketable securities, net            (31,095)       2,984
                                                           --------      ------

NET CASH (USED IN) INVESTING ACTIVITES                     (38,983)      (1,419)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                      1,863        1,678
Principal payments on loans and capital lease
obligations                                                    (30)      (1,123)
                                                             ------      ------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,833          555

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (25,051)     13,594

Cash and cash equivalents at beginning of period             39,746       5,226
                                                             ------       -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $14,695     $18,820
                                                            =======     =======

SUPPLEMENTARY CASH FLOWS INFORMATION

Interest paid                                                 $  3        $  11
                                                              ====        =====

                Curative Health Services, Inc. and Subsidiary

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.


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


                                              Three Months           Nine Months
                                              Ended                        Ended
                                              September 30,        September 30,
                                              1998       1997    1998      1997

      Weighted average shares, basic          12,741   12,461    12,686  12,365

      Effect of diluted stock options            300      549       394     598
                                                 ---      ---       ---     ---

      Weighted average shares, diluted        13,041   13,010    13,080  12,963
                                              ======   ======    ======  ======



   Note 3.  Investment in Accordant
      On June 4, 1998 the Company  signed an  agreement  with  Accordant  Health
      Services, Inc. in which the Company agreed to invest $4 million in Accordant preferred stock. This agreement will give the Company an 11 percent interest in Accordant and will be accounted for using the equity method of accounting, as the Company will have significant influence over the operations of Accordant. As of September 30, 1998 the Company had invested $ 2 million under this agreement, and has a 5.5 percent interest in Accordant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the third quarter of fiscal year 1998 increased 18 percent to $26,722,000, compared to $22,705,000 for the third quarter of the prior fiscal year. The revenue increase is attributable to the operation of 162 wound care facilities at the end of the third quarter of 1998 compared to 141 at the end of the third quarter of 1997 and a 9 percent increase in revenues at existing centers related to higher patient volumes. The Company's revenue growth for the quarter and nine month period ended September 30, 1998 when compared to the same 1997 periods has declined from 30 percent to 18 percent and 31 percent to 21 percent, respectively. The decline is primarily attributable to the closing of 11 Wound Care Centers over the last four quarters and the modification of contractual terms of six under arrangement programs during the 1998 period. At any time during the year 10 percent to 15 percent of contracts are being renegotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. The terminations or non-renewal of a material number of management contracts could result in a continued decline in the Company's revenue growth. The Company has a number of initiatives to counter the decline of growth in revenue, although there can be no assurance that the initiatives will be successful. Total new patients increased 21 percent from 12,867 in the third quarter of 1997 to 15,551 for the same period in 1998. The total number of new patients receiving Procuren(R) therapy decreased 9 percent from 2,247 in the third quarter of 1997 to 2,047 in the third quarter of 1998. The percentage of patients receiving Procuren(R) therapy decreased during the third quarter of 1998 to 13 percent from 17 percent for the same period in 1997. For the first nine months of 1998 revenues totaled $77,271,000, an increase of 21 percent compared to $64,046,000 for the same period in 1997. The increased revenue is attributable to the operation of 162 wound care facilities at the end of the third quarter of 1998 compared to 141 at the end of the third quarter of 1997 and a 10 percent increase in revenues at existing wound care facilities related to higher patient volumes. Total new patients to the wound care facilities increased 21 percent to 44,066 in the first nine months of 1998 compared to 36,511 in the first nine months of 1997. The total number of new patients receiving Procuren therapy decreased 3 percent to 6,298 in the first nine months of 1998 from 6,503 in the first nine months of 1997. The percentage of patients receiving Procuren decreased from 18 percent in the first nine months of 1997 to 14 percent during the first nine months of 1998. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center(R) occurs as the local medical community becomes familiar with the services offered by the Wound Care Center(R) and refers a broader range of chronic wound patients to the Wound Care Center(R) for treatment. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the third quarter increased from $12,421,000 in 1997 to $14,409,000 in 1998, an increase of 16 percent, and for the first nine months of 1998 totaled $41,731,000 compared to $35,173,000 for the same period in 1997. For the third quarter the increase is attributable to additional staffing and operating expenses of approximately $1,605,000 associated with the operation of 21 additional wound care facilities at the end of the third quarter of 1998, as well as increased volume at existing wound care facilities. Additionally, these 21 facilities included 18 additional under-arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional clinical staffing and expenses that these models require. As compared with the third quarter of 1997, the higher services components at these facilities accounted for an additional $1,006,000 of the increase in product costs and services for the third quarter of 1998. As a percentage of revenues, costs of product sales and services for the third quarter of 1998 was 54 percent compared to 55 percent for the same period in 1997. The one percent improvement is attributed to the ability of the Company to obtain leverage by spreading the costs of its overhead over a broader revenue base and the improvement of margins at its free-standing Wound Care Centers(R) in the third quarter of 1998 as compared to the same period in 1997. For the first nine months of 1998, cost of product sales and services increased 19 percent. The increase is attributed to additional staffing and operating expenses of approximately $4,318,000 associated with the operation of 21 additional wound care facilities at the end of the third quarter of 1998 as well as increased volume at existing wound care facilities. Additionally these 21 facilities included 18 additional under arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other facilities due to the additional staffing and expense that these models require. As compared with the first nine months of 1997, the higher services component at these facilities accounted for an additional $2,787,000 of the increase in cost of product sales and services for the first nine months of 1998. As a percentage of revenues, costs of product sales and services for the first nine months of 1998 was 54 percent as compared to 55 percent for the same period in 1997. The decrease is attributable to the ability of the Company to leverage the overhead components of the costs of product sales and services over a growing revenue base.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter increased from $5,783,000 in 1997 to $5,944,000 in 1998, and for the first nine months of 1998 increased to $17,530,000 compared to $16,604,000 for the same period in 1997. The increase for both the third quarter and nine months is attributable to the staffing and operating expenses associated with the growth in the wound care business particularly related to field support departments including clinical operations and management information systems. As a percentage of revenues, selling, general and administrative expenses were 25 percent in the third quarter of 1997 compared with 22 percent in the third quarter of 1998, and for the nine months decreased to 23 percent in 1998 compared to 26 percent in 1997. The decrease is attributable to the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

Net Income. Net income improved from $4,286,000 or $0.33 per share in the third quarter of 1997 to $4,392,000 or $0.34 per share in the third quarter of 1998, and for the nine months improved from $11,863,000 or $.92 per share in 1997 to $12,465,000 or $.95 per share for the first nine months of 1998. The increase in earnings of $602,000 for the nine months ended September 30, 1998 as compared to September 30, 1997 is primarily attributable to an improvement in operating margins associated with the revenue growth particularly related to existing wound care centers and economies of scale achieved from market growth offset by an increase in income taxes as the result of higher effective tax rates in 1998. Effective tax rates are higher in 1998 due to the full utilization of net operating loss carryforwards in 1997.

Liquidity and Capital Resources. Working capital was $71.2 million at September 30, 1998 compared to $62.6 million at December 31, 1997. Total cash, cash equivalents and marketable securities held-to-maturity as of September 30, 1998 was $64.6 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities was 6.1:1 at December 31, 1997 compared to 6.2:1 at September 30, 1998. The Company's increase in working capital is primarily attributable to the net income for the first nine months of 1998.

Cash flows provided by operations for the first nine months of 1998 totalled $12,099,000 primarily attributable to the net income for the period. Cash flows used in investing activities totaled $38,983,000 attributable to purchases of marketable securities, property and equipment, and the Accordant agreement. Cash flows provided by financing activities totaled $1,833,000 primarily attributable to proceeds from the exercise of stock options.

For the first nine months of 1998, the Company experienced a $3,885,000 net increase in accounts receivable primarily due to the increase in revenues and an increase in the average number of days receivables outstanding to 61 days as of September 30, 1998 compared to 54 as of December 31, 1997. Further, the Company's accounts payable and accrued expenses increased $1,509,000 as of September 30, 1998 compared to December 31, 1997.

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

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgrade to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's internal systems as well as its software and applications are designed to be Year 2000 compliant, there can be no assurance that such systems and software contain all necessary date code changes.

The Company has completed a review of its material computer applications and believes it has identified and scheduled necessary corrections for its computer applications. Corrections are currently being made and are expected to be substantially implemented by the third quarter of fiscal year 1999. The Company expects that the total cost associated with these revisions will not be material. These costs will be primarily incurred during the fiscal year 1999 and be charged to expense as incurred. The Company believes that by completing its planned corrections to its computer applications, the year 2000 issue with respect to the Company's systems can be mitigated. However, if such corrections cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

The Company has not performed a review and it is unknown whether computer applications of contract hospital clients and Medicare and other payors will be year 2000 compliant. The Company has not determined the extent to which any disruption in the billing practices of its hospital clients or the payment practices of Medicare or other payors caused by the year 2000 issues will affect the Company's operations. However, any such disruption in the billing or reimbursement process could have a substantial adverse impact on Medicare or Medicaid payments to providers and, in turn, payments to the Company. Any such disruption could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has a contingency plan that includes manual work around and adjusting staffing duties to attempt to compensate for such disruptions.

Cautionary Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, changes in the Company's level of business with Columbia/HCA Healthcare Corporation, termination or non-renewal of management contracts changes in the government regulations relating to the Company's wound care operations or Procuren(R), uncertainties relating to health care reform initiatives, changes in the availability of third party reimbursements for the Company's product and services, and the other risks and uncertainties detailed throughout this report and from time to time in the Company's filings with the Securities and Exchange Commission.


Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibit 27 Financial Data Schedule
(b)    No reports on Form 8-K filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 16, 1998

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

Dated:  November 16, 1998

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