Form 10-K
period 1998-12-31
CURATIVE HEALTH SERVICES INC
filed 1999-03-31
CIK 874212

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              _________________

                                  FORM 10-K

                              _________________

(Mark One)

    X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                 For the fiscal year ended December 31, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

                                Yes X No______

    Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [ X ]

    As of March 15, 1999, 10,288,510 shares of Common Stock of Curative Health Services, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on such date) was approximately $144 million.

                     DOCUMENTS INCORPORATED BY REFERENCE
    Portions of Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which the Registrant intends to file not later than 120 days following December 31, 1998, are incorporated by reference to Part III of this Form 10-K Report.

                                    PART I

Item 1  Business

General

      Curative Health Services, Inc. is a leading disease management company in the chronic wound care market. Currently, the Company manages, on behalf of hospital clients, a nationwide network of Wound Care Centers that offers a comprehensive range of services which enable the Company to provide customized wound care. The Company's Wound Management Program consists of diagnostic and therapeutic treatment regimens which are designed to meet each patient's specific wound care needs on a cost effective basis. The Company's treatment regimens are based on critical pathways designed for wound healing. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 225,000 patient records  which  indicate  an overall  healing  rate of  approximately  80% for
patients  completing  therapy.   The  Company's  Wound  Care  Center  network
consists of 154 outpatient clinics located on or near campuses of acute care hospitals in 33 states. The Company is developing new service models for other health care delivery settings including inpatient acute care and long term care facilities. Additionally, the Company operates seven freestanding Wound Care Centers.

      The Company believes that the high degree of specialization and expertise offered by the Wound Care Centers provide benefits: (i) to patients through superior wound care, thus enhancing their quality of life, in many cases, allowing them to avoid amputation; (ii) to affiliated hospitals by enabling them to differentiate themselves from their competitors through better wound care treatment outcomes, to reduce costs by decreasing inpatient lengths of stay and to increase revenue through the introduction of new patients; (iii) to affiliated physicians by providing greater access to patients; and (iv) to insurers and managed care providers by offering a cost effective alternative to traditional wound care.

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

The Curative Approach to Chronic Wound Care

      The Company's Wound Management Program is a comprehensive array of diagnostic and therapeutic treatment regimens with all the components of care necessary to treat chronic wounds. The Company's Wound Management Program is administered primarily through the Company's nationwide network of Wound Care Centers. The Company believes the Wound Management Program provides a better approach to chronic wound management than the traditional approach, which the Company believes lacks comprehensive wound programs, effective technology, positive outcomes and cost efficiency. Each Wound Management Program offers its patients a inter-disciplinary team of health care professionals, including a medical director, surgeon, nurse, case manager, nutritionist and endocrinologist.

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

      To measure the effectiveness of the Company's Wound Management Program, the Company has developed a functional assessment scoring system to measure the healing of a wound. Under this system, a chronic wound is considered healed when (i) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals), (ii) maturing skin is present in the wound, (iii) there is minimal drainage from the wound,
(iv) the wound requires only a protective dressing and (v) the limb involved is functional. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 225,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy.

      A unique aspect of the Company's Wound Management  Program is the use of
Procuren,   the  Company's  wound  healing  agent  which  is  used  to  treat approximately 14% of patients. Procuren is a naturally occurring complex mixture of several growth factors. Growth factors have been shown to promote the growth of skin, soft tissue and blood vessels. Procuren is produced by stimulating the release of growth factors from platelets contained in the patient's own blood. Blood is taken from the patient at the treatment center and then sent to a Company-operated blood processing facility located in the same state where the patient's blood was drawn. To produce Procuren, the Company separates the platelets from the remainder of the blood sample.
Thrombin, a substance in the body that is active in the wound healing process, is added to the platelets, causing the platelets to release growth factors. The platelet shells are discarded and the growth factors are diluted and placed in a buffered solution which is frozen until used. When required as part of the patient's wound care treatment program, Procuren is applied topically to the wound area by soaking a gauze dressing in the Procuren solution and covering the wound area with the gauze. Procuren, as part of a comprehensive treatment algorithm, has been used to treat over 50,000 patients to date. The Company believes that Procuren stimulates a normal wound healing response in patients with chronic wounds in much the same way as the body naturally initiates healing.

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

      Continue to Develop the Company's Nationwide Network of Outpatient Wound Care Centers. The Company intends to continue to establish additional outpatient Wound Care Centers on or near the campuses of acute care hospitals. Despite the Company's rapid growth from 32 outpatient centers in 1991 to 154 outpatient centers as of the end of 1998, the Company believes the opportunity for further growth remains substantial. The Company has identified over 300 additional markets in the United States which the Company believes have the population necessary to support a dedicated wound care program. The Company believes hospitals are continually seeking low cost, high quality solutions to wound management such as those provided by the Company. In addition, the Company believes it enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients. As a result, the Company believes there is a significant opportunity for the Company to continue to expand its Wound Care Center operations through affiliation with acute care hospitals. Additionally in response to the needs of acute care hospitals in smaller rural markets the Company developed a wound care program which effectively unbundles the Company's value added services. Through this program, hospitals in smaller markets can purchase components of the Wound Management Program through a licensing agreement which enables these hospitals to manage wound care patients.

      Develop New Service Models to Enhance Market Penetration. During 1998 the Company discontinued operating its nine subacute care inpatient programs, due to third party reimbursement changes. The Company is actively developing new service models in new health care delivery settings such as inpatient programs for acute care hospitals and long term care facilities (e.g., nursing homes and long term acute care hospitals). These new service models are being operated as a service from the Company's existing hospital outpatient Wound Care Centers. Pressure sores, the most common form of chronic wound, usually occur among nursing home, acute care and home patients due to the sedentary lifestyle associated with those care settings. As the Company further develops its inpatient service models, the Company believes it will become more capable of penetrating the large pressure sore market. The Company operates seven freestanding outpatient Wound Care Centers. The freestanding service model was developed by the Company to strategically grow its business through select target marketing and enter markets where a suitable partner is not available or as a method of attracting a hospital partner. The Company does not have any immediate plans to open additional freestanding centers and expects to develop some existing freestanding centers into hospital outpatient Wound Care Centers.

      Provide a Comprehensive Managed Care Product. In addition to providing new revenue opportunities, the Company believes its ability to provide its services as a comprehensive managed care product in a number of settings will increase its attractiveness to managed care payors seeking to provide a continuum of care while reducing risk. With its Wound Management Program and increasing presence in multiple health care delivery settings, the Company can offer managed care payors a shared risk relationship which the Company believes will provide better patient healing outcomes and more cost-effective services for subscribers. Further, in 1998 the Company entered into a development and license agreement with Accordant Health Services, Inc., a private disease management company. As a strategic partner, Accordant has been licensed by the Company to develop and market a wound care disease management program to the managed care market. Additionally, the Company signed an agreement with Accordant in which the Company agreed to an equity investment of $4 million in Accordant.

      Enhance the Company's Wound Management Program. The Company currently offers a unique Wound Management Program which includes assessment, vascular studies, revascularization, infection control, wound debridement, growth factor therapy, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications. In addition, the Company is continually exploring and seeking advances in wound care management services and products which could enhance its current Wound Management Program. The Company is actively pursuing such advances through the continuous development of its current services, and the consideration of acquisition opportunities and co-marketing arrangements with other providers of wound care products and services. Current product offerings include furnishing hyperbaric oxygen services to interested hospital partners, alliance with companies marketing new wound care technologies and developing clinical research capabilities for the wound care center network.

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

Wound Care Operations

      The Company's wound care operations offer health care providers the opportunity to create specialty wound care departments designed to meet the needs of chronic wound patients. The initial focus of the Company's wound care operations has been hospital outpatient Wound Care Centers. The Company is currently expanding its programmatic approach to wound care to inpatient settings such as acute care hospitals and long term care facilities. In these settings the Company is establishing a wound care program with existing hospital Wound Care Centers to offer a inter-disciplinary approach to the treatment of chronic wounds in the inpatient settings. In addition, the Company has established freestanding outpatient Wound Care Centers.

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

      The Company currently offers its hospital clients two outpatient Wound Care Center models: a management model and an "under arrangement" model, with a primary focus on developing management models. The differences between these two models relate primarily to the employment of the clinical staff at the Wound Care Center and the basis for the management fees paid to the Company. In the management model, generally the only employee of the Company at the Wound Care Center is the Wound Care Center's Program Director, and the Company generally receives a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, the Company employs all of the clinical and administrative staff (other than physicians) at the Wound Care Center and the Company generally receives fees based on the services provided to each patient. In all other material respects the two models are identical. In both models, physicians remain independent and the Company recruits and trains the physicians and staff associated with the Wound Care Center. The physicians providing services at a Wound Care Center are recruited by the Company primarily from among the doctors who work at the hospital and practice in related areas. In addition, in both models the Company develops, manages and provides Procuren processing services for the Wound Care Center, and the Company's field support departments provide the staff at each Wound Care Center with clinical oversight, quality assurance, reimbursement consulting, sales and marketing and general administrative support services. The terms of the Company's contract with each hospital are negotiated individually. Generally, in addition to the management fees described above, the contracts provide for development fees and Procuren processing fees charged to the hospital based on utilization. In both models, the hospital and the physician bill the patient for the services provided and are responsible for seeking reimbursement from insurers or other third party payors.

      The first Wound Care Center opened in 1988 and there are currently 154 hospital outpatient Wound Care Centers in operation in 33 states. The Company has entered into contracts or letters of intent with 18 hospitals to open additional Wound Care Centers. The Company's hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets. The Company selects hospital clients based on a number of criteria. A suitable hospital client typically can accommodate at least 200 inpatient beds, offers services which complement the Wound Management Program, including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves. Of the Company's 154 current hospital outpatient Wound Care Centers, 110 are management model centers and 44 are "under arrangement" model centers.

      In expanding its product offering, the Company furnishes hyperbaric oxygen therapy (HBO) services to interested hospital partners operating outpatient wound care centers. These services generally include furnishing HBO chambers and managing the program. The Company current manages 16 HBO programs at
existing   hospital   outpatient   Wound  Care  Centers  which  accounted  for
approximately 2% of the Company's revenue.

      At December 31, 1998, the Company had management contracts with 32 acute care hospitals directly or indirectly owned by Columbia/HCA. These hospitals collectively accounted for approximately 25% of the consolidated revenues of the Company for the year ended December 31, 1998. In 1998 there were 8 Columbia/HCA hospital contracts that terminated and closed. The Company expects that the Columbia/HCA hospitals collectively will account for less than 20% of future revenues. The Company and Columbia/HCA have been in discussions initiated by Columbia/HCA to standardize the management contracts and operating procedures at the Wound Care Centers in hospitals owned by Columbia/HCA, as well as any Wound Care Centers to be opened in hospitals owned by Columbia/HCA in the future. There can be no assurance these discussions with Columbia/HCA will not result in changes which would have an adverse impact on the Company's business, financial condition and results of operations, including, without limitation, contract terminations, price concessions, contract termination provisions less favorable to the Company, and increased costs borne by the Company.

      Inpatient Wound Care Programs. In 1998, the Company closed nine inpatient subacute care nursing home-based programs in five states due to third party reimbursement changes and has no plans to develop similar inpatient programs in the near future. This model was designed to access the segment of the chronic wound market comprised of non-ambulatory patients in subacute inpatient facilities. The Company is addressing the needs of the inpatient wound care market through the development of new inpatient programs. These patients often have pressure sores resulting from inactivity. While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market. The Company has developed a Wound Reduction Assessment Programsm for its affiliated acute care hospitals with outpatient wound care centers that is directed at assisting those hospitals in identifying and managing inpatients in the acute care hospital that are at risk or who suffer from chronic wounds. The program is primarily directed at reducing the length of stay of those patients in the acute care setting. The Company has also developed a Wound Outreach Programsm, whereby a nurse practitioner or physician assistant from an affiliated outpatient wound care center provides wound related services to long term care facilities in surrounding cachement areas. Both programs are in the early stages of development and implementation. There can be no assurance that these programs will be successful in the future.

      Freestanding Outpatient Wound Care Centers. In late 1995, the Company began to establish freestanding Wound Care Centers in which the Company is the owner and operator. The Company believes that this delivery model allowed the Company to expand its market penetration in the outpatient setting by allowing the Company to strategically penetrate markets without the constraint of finding a hospital or contracting with competing hospitals. The Company currently has seven freestanding centers in seven states. The Company does not have any immediate plans to open additional freestanding centers and expects to develop some existing freestanding centers into hospitals outpatient wound care centers. The freestanding Wound Care Centers resemble standard outpatient facilities or specialized physician practices. The Company employs the staff of the Wound Care Center and is responsible for billing patients for all services provided at the Wound Care Center and for seeking reimbursement from third party payors. To date the Company has not employed any of the physicians providing services at its freestanding Wound Care Centers; however, the Company may employ physicians at these models in the future.

      Procuren Production Facilities. The Company currently produces Procuren in 36 facilities in 33 states, all of which are registered with the FDA as blood processing facilities. The Company's personnel at these facilities produce Procuren at the direction of Wound Care Center physicians.

Contract Terms and Renewals

      Substantially all of the revenues of the Company are derived from management contracts with acute care hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 1999, the contract terms of 47 of the Company's management contracts will expire, including 44 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by the Company under various other circumstances. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. During 1998, two hospital contracts expired without renewal and an additional 14 hospital contracts were terminated prior to their scheduled expiration by the client hospital and in some cases by the Company. Generally, the Company elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term. The continued success of the Company is subject to its ability to renew or extend existing management contracts and obtain new management contracts. Hospitals choose to terminate or not to renew contracts based on decisions to terminate their programs or to convert their programs from independently managed programs to programs operated internally. There can be no assurance that any hospital will continue to do business with the Company following expiration of its management contract or earlier, if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by the Company could result in the early termination of existing management contracts and would adversely affect the ability of the Company to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could result in a significant decrease in the Company's net revenues and could have a material adverse effect on the Company's business, financial condition and results of operations.


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

      The Company's longer term managed care strategy is to establish a wound care carve-out product with selected MCOs. The Company has begun to develop tools to help MCOs assess their current wound care experiences (both clinical outcomes and costs) against the Company's Wound Management Program in order to demonstrate that a wound care carve-out product can provide added value. In order to make itself more attractive to MCOs by offering a broader disease management program, the Company intends, where appropriate, to align itself with other disease management companies focused on case management or complementary diseases such as cardiac care (venous stasis management) and diabetes. The Company expects that contracts for a carve-out product will provide at-risk arrangements with MCOs (i.e., fixed case rates or capitation).

      In 1998 the Company entered into a development and license agreement with Accordant Health Services, Inc. a private disease management company. As a strategic partner, Accordant has been licensed by the Company to develop and market a wound care disease management program to the managed care market including, Health Maintenance Organizations (HMO's), Preferred Provider Organization (PPO's) and insurance companies. The wound care disease management program being developed will include impact models, assessment/intervention tools and outcome reporting. The model is expected to be a "carve in" approach where by registered nurses will monitor health plan subscribers identified as chronic wound patients through care management programs. The case management software supports and prompts collection of disease specific data points utilized by the registered nurses to assist patients in caring for the chronic condition, identify and monitor patients at risk and educate patients in preventative measures. The nurses conduct proactive patient monitoring that assesses patient compliance, complications, functional and clinical health status and patient satisfaction. The respective health plans are then provided reports. The program is expected to be launched in the second half of 1999. Additionally, the Company signed an agreement with Accordant in which the Company agreed to an equity investment of $4 million in Accordant.

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


Community Education and Marketing

      The Company's community education and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as growth in operating Wound Care Centers. To accomplish this, the Company has divided the United States into five operating regions each headed by a Regional Vice President. The community education and marketing effort in each region is directed by a Regional Sales Director under the supervision of the Regional Vice President. The Regional Sales Director is responsible for the activities of the Sales Managers, Professional Liaisons, Business Development Managers. The Professional Liaisons are primarily responsible for community education efforts directed at physicians and other healthcare professionals to expand community awareness of the Wound Care Centers. The primary job of the Business Development Manager is the development of new wound care programs. The Company's community education and marketing operations are overseen by a Vice President of Sales and Marketing.

      As of December 31, 1998, the Company had five Regional Sales Directors, 11 Business Development Managers, five Sales Managers and 60 Professional Liaisons.

      In addition to the above, a community education plan and marketing plan are developed each year at each Wound Care Center. The execution of the plan is the responsibility of the Program Director at the Wound Care Center. The plan details the anticipated marketing for the year including radio, print and television advertising as well as professional symposiums and other community education. The cost of this plan is generally shared between the Company and the hospital. The Company markets the Wound Care Center concept to hospitals as a therapeutic "Center of Excellence." The Company believes that having a Wound Care Center can differentiate a hospital from its competitors and can increase the hospital's revenues through the introduction of new patients, which leads to an increase in ambulatory surgeries, X-rays, laboratory tests and inpatient surgeries, such as debridements, vascular surgeries and plastic surgeries. The Company has demonstrated that Wound Care Centers provide significant incremental revenues to participating hospitals, and therefore provide an attractive economic opportunity for hospitals at the same time being more cost effective in terms of total healthcare dollars expanded. Potential benefits to treating physicians include the healing of difficult-to-heal wounds and an expansion of the physician's practice.

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


Government Regulation

      The Company's Wound Care Centers and the production and marketing of its products and services are subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. Although the Company believes that it is currently in compliance with applicable laws, regulations and rules, the Company received a Warning Letter from FDA in March 1998 admonishing the Company for several alleged deviations from good manufacturing practices at one of the Company's Wound Care
Centers. The Company has responded to the Warning Letter and believes that it has adequately addressed FDA's concerns. However, there can be no assurance that FDA, another governmental agency or a third party will not contend that certain aspects of the Company's operations or procedures are subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in the Company's favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on the business, financial position and results of operations of the Company.

      The FDA regulates drugs and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. Since Procuren is produced at one of the Company's blood processing facilities in the state where the Wound Care Center which will dispense the Procuren is located and so is not intended to be shipped across state lines, the Company believes, based on the advice of its counsel, that under current law and regulations, FDA approval is not required for the Company to distribute and sell Procuren through the Wound Care Centers. The FDA is currently reassessing its regulation of other autologous and somatic cell products and has publicly stated that it believes that if any component of a drug or biological or if any patient receiving such substance moves in interstate commerce, a sufficient nexus with interstate commerce exists for FDA to require pre-marketing approval and licensure. The FDA has indicated to the Company that the status of Procuren would be addressed by the FDA in a future Federal Register publication, possibly as a part of the FDA's overall regulation of other autologous and somatic cell products. While the production of Procuren includes components that are shipped in interstate commerce, to date the FDA has not determined that Procuren, as currently prepared, is subject to licensure or pre-market approval. However, in the March 1998 FDA Warning Letter, FDA objected to the Company providing Procuren to patients who reside in a state other than the one in which the Wound Care Center is located. The Company ceased providing Procuren to out-of-state patients. Although the Company believes interstate shipment of the final biologic product is required to trigger pre-marketing approval and licensure, a determination by the FDA to require Procuren to obtain pre-marketing approval would materially and adversely affect the Company.

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

      The Company has had contracts to operate Wound Care Centers at more than thirty (32) hospitals operated by Columbia/HCA. The United States Department of Justice is actively investigating Columbia/HCA, and has extended its investigation of Columbia/HCA to a review of significant management contracts between Columbia/HCA and other organizations including contracts with the Company. The Company is not aware of any allegations, findings, or conclusions by the government that any portion of the fees paid by Columbia/HCA to the Company were not properly claimed by Columbia/HCA for purposes of Medicare cost reimbursement (or any other cost reimbursement program), or that there has been any misconduct. The Company cannot predict the outcome of the government's review of its contracts with Columbia/HCA, which are similar to the contracts the Company has with its other hospital partners. If the government were to conclude that the Company has engaged in any misconduct, it could result in affecting the Company's relationship with all its hospital customers including Columbia/HCA, substantial monetary fines and penalties, and exclusion from governmental health care programs which could have a material adverse effect on the business, financial position and results of operations of the Company.

      Additionally, federal and some state laws impose restrictions on physician's referrals for certain designated health services to entities with which the physician has a financial relationship, but there is considerable uncertainty about some facets of these laws, especially the federal law since there are no final rules interpreting the law. The Company believes its operations do not violate these restrictions to the extent applicable.
Periodically there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors, and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions or interpret existing laws and regulations in a manner that could under certain circumstances limit the manner in which the Company can operate its business and have a negative impact on the Company's business, financial condition and results of operations.

      The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as the
Company, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute prohibited fee splitting or violate any prohibition against the corporate practice of medicine. There can be no assurance, however, that future interpretations of such laws will not require structural or organizational modifications of the Company's existing business or have a negative impact on the Company's business, financial addition and results of operations.

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

      In addition to hospital outpatient Wound Care Centers which it manages for its clients, the Company owns and operates freestanding outpatient Wound Care Centers. With respect to services and products provided through its freestanding centers, the Company is subject to the risks inherent in third party reimbursement, including the risks associated with billing third party payors. As of December 31, 1998, the Company operated seven freestanding outpatient Wound Care Centers which contributed approximately $3,335,000 or 3% of the Company's revenues for the year ended December 31, 1998. However, the Company anticipates that the number of, and amount of revenues attributable to, its freestanding centers will decrease in the future since the Company does not have any immediate plans to open additional freestanding centers and expects to develop some existing freestanding centers into hospital outpatient wound care centers. See "Business-Strategy."

      Each third party payor formulates its own coverage and reimbursements policies. In 1992, the Health Care Financing Administration ("HCFA"), the agency that administers the Medicare program nationally, published a national coverage decision denying coverage for Procuren based on its determination that the safety and efficacy of Procuren had not been established and so the use of Procuren was not "reasonable and necessary" within the meaning of applicable law. Procuren sales represent a significant part of the Company's revenues and earnings and the Company believes that Procuren, as a component of its Wound Management Program, is a significant component of the Company's services. Although the Company has not, and the Company believes that its clients have not, in general experienced difficulty in securing third party reimbursement for Wound Care Center services and the use of Procuren from private insurers, some hospitals have experienced denials, delays and difficulties in obtaining such reimbursement. In some cases where Procuren reimbursement has been denied by a payor, the hospitals have ceased providing Procuren to patients whose only means of payment is through such payor. To the Company's knowledge, no widespread denials have been received by hospitals regarding reimbursement for other Wound Care Center services or reimbursement of management fees charged by the Company to its hospital clients. The Company discusses coverage and reimbursement issues with its hospital clients and third party payors on a regular basis. Such discussions will continue as the Company seeks to assure sufficient payments from third party payors to the Company's hospital customers for services managed by the Company and for Procuren so that the Company's hospital customers and potential customers find it financially feasible to renew contracts or enter into contracts with the Company. Although no individual coverage and reimbursement decision is material to the Company, a widespread denial of reimbursement coverage for Procuren or other services would have a material adverse effect on the Company's business, financial position and results of operations.


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

      The Wound Care Centers managed by the Company on behalf of acute care hospitals are treated as "provider based entities" for Medicare cost based reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare cost based reimbursement system. In August 1996 and again in May 1998, HCFA published criteria for determining when programs may be designated "provider based entities". The interpretation and application of these criteria are not entirely clear and there is a risk that some of the programs managed by the Company could be found not to be "provider based entities". In 1998, the Company modified the terms of 6 under arrangement contracts to comply with provider based guidelines which resulted in a reduction in revenue from those contracts. Although the Company believes that the programs it manages meet the current criteria to be designated "provider based entities", a widespread denial on such designation would have a material adverse effect on the Company's business, financial position and results of operations.

      In the Balanced Budget Act of 1997, Congress directed HCFA to implement a prospective payment system for all hospital outpatient department services furnished to Medicare patients on or after January 1, 1999. However, due to complexities HCFA faces in order for all of its systems to be "Year 2000" compliant, HCFA has announced that the actual implementation of this new payment system will be sometime after January 1, 2000. In September 1998, HCFA published proposed rules, for comment, which delininate the proposed framework, services and operation of the Prospective Payment System. Under the proposed system, a predetermined rate would be paid to hospitals for clinic services rendered, regardless of the hospitals cost. Due to the complexities of the proposed system and since the final reimbursement methodology and rates have not yet been determined, the effect on hospital reimbursement is speculative. In the event that reimbursement rates are insufficient, the Company may need to modify its management contracts with hospitals which could have a material effect on the Company's business, financial condition and results of operations. Additionally, the proposed rules include new criteria for programs to be designated a "provider based entity". The interpretation and application of these new proposed criteria are not entirely clear and there is risk that some of the programs managed by the Company could be determined not to be "provider based entities". A widespread denial on such designation could have a material adverse effect on the Company's business, financial position and results of operations.

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

Competition

      The Company's principal competition in the chronic wound care market consists of specialty clinics that have been established by some hospitals or physicians. Additionally, there are a number of private companies which provide wound care services through a HBO program format. In the market for disease management products and services, the Company faces competition from other disease management facilities, general health care facilities and service providers, pharmaceutical companies, biopharmaceutical companies and other competitors. Many of these companies have substantially greater capital resources and marketing staffs, and greater experience in commercializing products and services, than the Company. In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with the Company's chronic wound care products and which may be in direct competition with Procuren. There can be no assurance that the Company will be able to enter into co-marketing arrangements with respect to these products, or that the Company will be able to compete effectively against such companies in the future.

Employees

      As of December 31, 1998, the Company employed 731 full-time employees, of which 599 employees were in the wound care operations, 66 employees were in Procuren production, 18 employees were in technical support and 48 employees were in general administration and finance. The Company expects to add additional personnel to its wound care operations in the next year. The Company believes that its relations with its employees are good.

Item 2  Properties

      The Company's headquarters and technical support facility is located in Hauppauge, Long Island, New York. The Company leases this 30,000 square foot facility under a lease through 2005. The Company believes that its facilities are adequate and suitable for its operation. The Company also leases one field operations office for its wound care operations totaling 4,100 square feet, seven freestanding Wound Care Centers totaling 20,600 square feet and 24 production facilities totaling 46,000 square feet. The Company's facilities at the hospital outpatient Wound Care Centers are owned or leased by the hospitals.

Item 3  Legal Proceedings

      The Company, in the ordinary course of business, is the subject of or party to various lawsuits, the outcome of which in the opinion of management, will not have a material adverse effect on its financial position or results of operations.

Item 4  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II


Item 5 Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

      The Company's common stock is traded on The Nasdaq Stock Market under the symbol "CURE". As of March 15, 1999, there were approximately 214 holders of record of the Company's common stock. The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay cash dividends in the foreseeable future but intends to retain all earnings, if any, for use in its business operations.

      The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of the common stock as quoted on The Nasdaq National Market System:

                                                 High        Low
                  1998
                  Fourth Quarter..........     $ 35        $ 22 11/16
                  Third Quarter...........       32 1/4      20 1/2
                  Second Quarter..........       35 3/4      25 3/4
                  First Quarter...........       39 1/4      30

                  1997
                  Fourth Quarter..........   $   32 7/8    $ 27 3/4
                  Third Quarter...........       32          28
                  Second Quarter..........       29 5/8      20 1/4
                  First Quarter...........       33 1/8      23

Item 6  Selected Consolidated Financial Data

      Five year selected consolidated financial data and other operating information of Curative Health Services, Inc., and subsidiaries follow:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                 1994        1995        1996        1997        1998
                                                                 (In thousands, except per share and operating data)
Statement of Operations Data:
Revenues ..................................................   $ 40,567    $ 52,442    $ 67,395    $ 87,906    $ 103,987
Costs and operating expenses:
   Costs of products sales and services ...................     20,478      26,189      37,828      48,200       56,035
   Selling, general and administrative ....................     15,177      18,209      19,208      22,617       23,358
   Research and development ...............................      6,480       4,143           -           -            -
   Restructuring charge ...................................      1,684           -           -           -            -
                                                               --------    --------    --------    --------     --------
Total costs and operating expenses ........................     43,819      48,541      57,036      70,817       79,393
                                                               --------    --------    --------    --------     --------

Income (loss) from continuing operations
   before interest income and minority
   interest ...............................................     (3,252)      3,901      10,359      17,089       24,594
Interest income ...........................................        306         528       1,344       2,666        2,660

Minority interest in net loss of
   consolidated subsidiary ................................        218           -           -           -            -
                                                              --------    --------    --------    --------     --------
Income (loss) from continuing operations...................     (2,728)      4,429      11,703      19,755       27,254

Income (loss) from discontinued operations ................     (4,545)          -           -           -            -
                                                              ---------   --------    --------    --------     --------
Income (loss) before income taxes .........................     (7,273)      4,429      11,703      19,755       27,254

Income taxes ..............................................          -         219       1,008       3,293       10,217
                                                              --------    --------    --------    --------     --------
Net income (loss) .........................................   $ (7,273)   $  4,210    $ 10,695    $ 16,462    $  17,037
                                                              ========    ========    ========    ========    =========
Net income (loss) per common share, basic
      Continuing operations ...............................   $  (0.27)   $   0.41    $   0.95    $   1.33    $    1.34

      Discontinued operations .............................      (0.46)          -           -           -           -
                                                              --------    --------    --------    --------    --------
        Total .............................................   $  (0.73)   $   0.41    $   0.95    $   1.33    $   1.34
                                                              ========    ========    ========    ========    ========
Denominator for basic earnings per share,
    weighted average common shares ........................      9,943      10,192      11,212      12,404      12,704

Operating Data:
Wound care centers at end of period .......................         61          79         105         132         154

Number of new patients ....................................     22,529      30,023      38,699      48,722      58,510

Balance Sheet Data:
Working capital ...........................................   $  7,267    $ 12,575    $ 45,760    $ 62,583    $ 76,419
Total assets ..............................................     18,592      25,030      61,959      84,939     109,121
Long-term debts
   (including capital lease obligation) ...................      1,254       1,198       1,044           7           -
Retained earnings (deficit) ...............................    (34,135)    (29,925)    (19,230)     (2,768)     14,269
Stockholders' equity ......................................      9,778      15,611      50,270      72,592      93,396

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

      Of the 154 hospital outpatient Wound Care Centers in operation as of December 31, 1998, 110 were management model Wound Care Centers, and 44 were "under arrangement" model Wound Care Centers. The Company's fees under its management contracts with acute care hospitals are paid by the hospitals directly. See "Business-Third Party Reimbursement."

      The Company has seven freestanding wound care centers that are owned and operated by the Company. Although these centers accounted for approximately 3% of the Company's revenue in 1998, the Company does not have any immediate plans to open additional freestanding centers and expects to develop some existing freestanding into hospital based wound care centers.

Results of Operations

      Fiscal Year 1997 vs. Fiscal Year 1998. The Company's revenues increased from $87.9 million in 1997 to $103.9 million in 1998, an 18% increase. The increased revenue is primarily attributable to the operation of 132 wound care centers at the end of 1997 compared with 154 at the end of 1998 and a 10% increase in revenues at existing wound care centers related to higher patient volume. The Company's revenue growth declined to 18% in 1998 compared to 30% in 1997. The decline is primarily attributable to the closing of 16 Wound Care Centers and the modification of contractual terms of six under arrangement programs during 1998. At any time during a year, 10 percent to 15 percent of contracts are being re-negotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. The termination or non-renewal of a material number of management contracts could result in a continued decline in the Company's revenue growth. The
Company has a number of initiatives to counter the decline of growth in revenue, although there can be no assurance that the initiatives will be successful. Total new patients to the wound care centers increased 20% from 48,722 in 1997 to 58,510 in 1998. The total number of patients receiving Procuren therapy decreased 5% from 8,583 in 1997 to 8,164 in 1998. The percentage of patients receiving Procuren decreased from 18% in 1997 to 14% in 1998. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers, for which physicians are less likely to prescribe Procuren, as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center occurs as the local medical community becomes familiar with the services offered by the Wound Care Center and refers a broader range of chronic wound patients to the Wound Care Center for treatment. The Company anticipates that the percentage of patients receiving Procuren will continue to decline gradually in the future.

      Costs of product sales and services increased from $48.2 million in 1997 to $56.0 million in 1998, a 16% increase. The increase is attributable to the additional staffing and operating expenses of approximately $5.3 million associated with the operation of 22 additional wound care facilities at the end of 1998, offset by $2.5 million associated with closed centers, as well as increased volume at existing wound care facilities. Additionally, these 22 facilities include 14 under arrangement Wound Care Centers at which the services component of costs is higher than at the Company's other facilities due to the additional clinic staffing that these models require. As compared with 1997, the higher services components at these facilities accounted for an additional $3.8 million of the increase in product sales and services for 1998. As a percentage of revenues, costs of product sales and services was 54% in 1998 compared with 55% in 1997. The decrease is attributable to the ability of the Company to leverage the fixed overhead components of the cost of product sales and services over a broader revenue base.

      Selling, general and administrative expenses increased from $22.6 million in 1997 to $23.4 million in 1998, a 3% increase. The increase is attributable to the additional staffing and operating expenses associated with the growth of the wound care center business related to field support departments. As a percentage of revenues, selling, general and administrative expenses were 22% in 1998 compared to 26% in 1997. The decrease is attributable to the ability of the Company to obtain leverage by spreading the costs of its overhead structure over a broader revenue base.

      Interest income was $2.7 million in 1998 and 1997. Interest income for 1998 is flat when compared to 1997 as the result of increased investment in lower yielding tax free instruments in 1998.

      Net income increased from $16.5 million or $1.27 (diluted) per share in 1997 to $17.0 million or $1.30 (diluted) per share in 1998. The increase in earnings of $.5 million is primarily attributable to an improvement in operating margins associated with the revenue growth particularly related to existing wound care facilities and economies of scale achieved through market growth, offset by an increase in income taxes as a result of a higher effective tax rate in 1998.


      Fiscal Year 1996 vs. Fiscal Year 1997. The Company's revenues increased from $67.4 million in 1996 to $87.9 million in 1997, a 30% increase. The increased revenue is primarily attributable to the operation of 105 wound care centers at the end of 1996 compared with 132 at the end of 1997 and an 11% increase in revenues at existing wound care centers related to higher patient volume. Total new patients to the wound care centers increased 26% from 38,699 in 1996 to 48,722 in 1997. The total number of patients receiving Procuren therapy increased 8% from 7,912 in 1996 to 8,583 in 1997; however the percentage of patients receiving Procuren decreased from 20% in 1996 to 18% in 1997. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers, for which physicians are less likely to prescribe Procuren, as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center occurs as the local medical community becomes familiar with the services offered by the Wound Care Center and refers a broader range of chronic wound patients to the Wound Care Center for treatment. The Company anticipates that the percentage of patients receiving Procuren will continue to decline gradually in the future.

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

Liquidity and Capital Resources

      Working  capital  was $76.4  million at December  31,  1998  compared to
$62.6  million  at  December  31,  1997.  Total  cash,  cash  equivalents  and marketable  securities  held-to-maturity  as of  December  31,  1998 was $70.1 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities decreased from 6.1:1 at December 31, 1997 to 5.9:1 at December 31, 1998. The increase in working capital was primarily attributable to the net income for the year ended December 31, 1998. The decrease in the ratio of current assets to current liabilities was primarily attributable to an increase in accounts payable which included an increase in income taxes payable as the result of a higher effective tax rate in 1998.

      Cash flows provided by operations for 1998 totaled $19.5 million primarily attributable to the net income for the period. Cash flows used in investing activities for 1998 totaled approximately $36.9 million primarily attributable to the excess of purchases of marketable securities held to maturity over sales of $27.0 million and by capital expenditures for furniture, equipment and leasehold improvements of $6.8 million and the investment in Accordant Health Services, Inc. of $3.0 million (See Note B of Notes to Consolidated Financial Statements). Cash flows provided by financing activities totaled $1.9 million for 1998 primarily attributable to net proceeds from the exercise of stock options.

      During 1998, the Company experienced a $5.7 million increase in net accounts receivable primarily due to the increase in revenues. The average number of days receivables were outstanding increased from 54 days as of December 31, 1997 to 66 days as of December 31, 1998 primarily attributed to financial and cash flow constraints being experienced at some hospitals. Further, compared to December 31, 1997, the Company's accounts payable and accrued expenses increased $3.4 million as of December 31, 1998.


      The Company's longer term cash requirements include working capital for the further expansion of its wound care business. On February 18, 1999, the Company announced a 2 million share buyback plan. This repurchase plan was completed by March 8, 1999 and an additional buyback authorization of 1.5 million shares was announced. Through March 15, 1999, total cash, cash equivalent and marketable securities used for such repurchases was approximately $29.6 million. Other cash requirements are anticipated for capital expenditures in the normal course of business. The Company expects that, based on its current business plan, its existing cash, cash equivalents and marketable securities will be sufficient to satisfy its currently anticipated working capital needs and cost requirements of its stock buyback plan. The effects of inflation and foreign currency translation risks are considered immaterial.

Year 2000 Compliance

            Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities.) As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect the Company and the U.S. and world economy generally.

      The Company has formed a project team (consisting of representatives from its information technology, finance, manufacturing, sales, marketing and legal departments) to address other internal and external Year 2000 issues. The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). The Company's 2000 compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. For its significant IT and non IT systems the Company is currently in the remediation phase of this program.

      The amount of remediation work required to address Year 2000 problems is not expected to be extensive. During 1997 and 1998 the Company was implementing a management information technology plan which included developing and acquiring new software as well as acquiring and replacing hardware. The cost of this management information technology plan was approximately $7 million. Since the Company has replaced a significant portion of its financial and operational systems in the last few years, management believes that the new equipment and software substantially addressees Year 2000 issues. However, the Company will be required to modify some of its existing hardware and software in order for its computer systems to function properly in the Year 2000 and thereafter. The Company estimates that it will complete its Year 2000 compliance program for all of its significant internal systems no later than the third quarter of fiscal year 1999.

      In addition, the Company is requesting assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the year 2000. Also, contacts are being made with the Company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

      The Company has no way of assuring and it is unknown whether computer applications of contract hospital clients, Medicare and other payors will be year 2000 compliant. The Company has not determined the extent to which any disruption in the billing practices of its hospital clients or the payment practices of Medicare or other payors to the hospital clients caused by the year 2000 issues will affect the Company's operations. However, any such disruption in the billing or reimbursement process could have substantial adverse impact on Medicare or Medicaid payments to the hospitals and, in turn, payments to the Company. Any such disruption could have a material adverse effect upon the Company's business, financial condition and results of operations.

      The Company expects the total cost associated with resolving the Company's internal Year 2000 issues will not be material including replacing non-complaint internal systems. The Company's estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

      Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in internal manufacturing processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company has not yet developed a contingency plan to provide for continuity of processing in such event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.

      The Company has completed a review of its material computer applications and believes it has identified and scheduled necessary corrections for its computer applications. Corrections are currently being made and are expected to be substantially implemented by the third quarter of the fiscal year 1999. The Company expects that the total cost associated with these revisions will not be material. These costs will be primarily incurred during the fiscal year 1999 and be charged to expense as incurred. The Company believes that by completing its planned corrections to its computer applications, the Year 2000 issue with respect to the Company's systems can be mitigated. However, if such corrections cannot be completed on a timely basis, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.


Cautionary Statements

      This report contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, changes in the Company's level of business with Columbia/HCA Healthcare Corporation, terminations or non renewal of a material number of contracts or inability to obtain new contracts, changes in the government regulations relating to the Company's wound care operations or Procuren, uncertainties relating to health care reform initiatives, changes in the availability of third party reimbursements for the Company's products and services, and the other risks and uncertainties detailed throughout this report and from time to time in the Company's filings with the Securities and Exchange Commission.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

          None.

Item 8  Consolidated Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 14(a) of
Part IV of this Report.

      The following table sets forth the financial results of the Company for the eight quarters ended December 31, 1998 (in thousands, except per share data):
                                                                      Income Per
 Quarter Ended    Revenues    Gross Profit     Net Income   Common Share Diluted
 -------------------------------------------------------------------------------
 1998:
 December 31     $  26,716      $  12,412         $ 4,572             $ .35
 September 30       26,722         12,313           4,392               .34
 June 30            26,036         11,959           4,196               .32
 March 31           24,513         11,268           3,877               .29


 1997:
 December 31     $  23,860      $  10,833         $ 4,599             $ .35
 September 30       22,705         10,284           4,286               .33
 June 30            21,687          9,793           3,912               .30
 March 31           19,654          8,796           3,665               .28

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III


      This information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10  Directors and Executive Officers of the Registrant

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

            The  following   consolidated  financial  statements  of  Curative
      Health Services, Inc. are included herein:

                                                                            Page
                                                                          Number

      Report of Independent Auditors......................................   F-1

      Consolidated Balance Sheets at December 31, 1998 and 1997...........   F-2


      Consolidated Statements of Income for each of the years ended
        December 31, 1998, 1997 and 1996..................................   F-3

      Consolidated Statements of Stockholders' Equity for each of the
        years ended December 31, 1998, 1997 and 1996......................   F-4

      Consolidated Statements of Cash Flows for each of the years ended
        December 31, 1998, 1997 and 1996..................................   F-5

      Notes to Consolidated Financial Statements..........................   F-6

   2. Financial  Statement   Schedules.   The  following  financial  statement
      schedule of Curative Health Services, Inc. is included herein:

      Schedule                                                              Page

      II   Valuation and Qualifying Accounts..............................   S-1

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

   3. Exhibits. The exhibits listed in the accompanying Index to Exhibits immediately following the financial statement schedules are filed with this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K filed by the Company during the fiscal quarter ended December 31, 1998.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CURATIVE HEALTH SERVICES, INC.



                                        By: /s/John Vakoutis
                                            ----------------
                                            John Vakoutis
                                            President, Chief Executive Officer
                                            and Director

Dated:  March 30, 1999

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

Signature                 Title                                             Date

/s/ John Vakoutis         President, Chief Executive Officer      March 30, 1999
    ------------          (Principal Executive Officer) and Director
    John Vakoutis

/s/ John C. Prior         Senior Vice President Finance and       March 30, 1999
    -------------         Chief Financial Officer
    John C. Prior         (Principal Financial and Accounting
                          Officer) and Secretary

/s/ Gerardo Canet         Director                                March 30, 1999
    -------------
    Gerardo Canet

/s/ Daniel A. Gregorie, MD   Director                             March 30, 1999
    ----------------------
    Daniel A. Gregorie, MD

/s/ Lawrence C. Hoff      Director                                March 30, 1999
    ----------------
    Lawrence C. Hoff

/s/ Timothy I. Maudlin    Director                                March 30, 1999
    ------------------
    Timothy I. Maudlin

/s/ Gerard Moufflet       Director                                March 30, 1999
    ---------------
    Gerard Moufflet

/s/ Lawrence J. Stuesser  Chairman of the Board and Director      March 30, 1999
    --------------------
    Lawrence J. Stuesser

                         Report of Independent Auditors

Board of Directors and Stockholders
Curative Health Services, Inc.

        We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Melville, New York
February 16, 1999, except for

 Note M as to which the date is March 15, 1999

                       CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)

                                                                          December 31,
                                                                      1998           1997
                                                                      -------------------
ASSETS
    Cash and cash equivalents................................     $ 24,222       $ 39,746
    Marketable securities held-to-maturity...................       45,830         18,807
    Accounts receivable (less allowance of $1,679 and $2,492

        at December 31, 1998 and 1997, respectively).........       19,871         14,211
    Deferred tax assets......................................        1,042          1,235
    Prepaid and other current assets.........................        1,179            924
                                                                     -----            ---
        Total current assets.................................       92,144         74,923
    Property and equipment, net..............................       13,366          9,268
    Other assets.............................................        3,611            748
                                                                     -----          -----

        Total assets.........................................     $109,121       $ 84,939
                                                                   =======         ======

LIABILITIES & STOCKHOLDERS' EQUITY

    Accounts payable.........................................     $ 13,497       $  8,846
    Accrued expenses.........................................        2,221          3,454
    Capital lease obligations................................            7             40
                                                                         -             --
        Total current liabilities............................       15,725         12,340
    Capital lease obligations................................            -              7
    Commitments and contingencies
    Stockholders' equity:

        Preferred stock, $.01 par value per share; 10,000,000
          shares authorized, none issued.....................            -              -
        Preferred stock, Series A Junior Participating, par value
         $.01 per share, 500,000 shares authorized, none issued          -              -


        Common stock, $.01 par value per share; 50,000,000
          shares authorized,12,758,282 shares issued and
          outstanding (12,561,342 shares in 1997)............          127            125
        Additional paid in capital...........................       79,000         75,235
        Returned earnings (deficit)..........................       14,269         (2,768)
                                                                    ------         ------
    Total stockholders' equity...............................       93,396         72,592
                                                                    ------         ------
    Total liabilities and stockholders' equity...............     $109,121       $ 84,939
                                                                   =======         ======

                 See notes to consolidated financial statements
                                      F - 2

                       CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in thousands, except per share data)

                                                            Year   Ended    December 31,
                                                            ----------------------------
                                                            1998         1997         1996
                                                            ------------------------------
Revenues...........................................     $103,987     $ 87,906    $  67,395
Costs and operating expenses:
    Costs of product sales and services............       56,035       48,200       37,828
    Selling, general and administrative............       23,358       22,617       19,208
                                                          ------       ------       ------
        Total costs and operating expenses.........       79,393       70,817       57,036
                                                          ------       ------       ------
Income from operations.............................       24,594       17,089       10,359
Interest income....................................        2,660        2,666        1,344
                                                           -----        -----        -----
Income before income taxes.........................       27,254       19,755       11,703
Income taxes.......................................       10,217        3,293        1,008
                                                          ------        -----        -----
Net income.........................................     $ 17,037     $ 16,462    $  10,695
                                                          ======       ======       ======
Net income per common share, basic.................     $   1.34     $   1.33    $     .95
                                                             ====        ====          ===
Net income per common share, diluted...............     $   1.30     $   1.27    $     .90
                                                             ====        ====          ===
Denominator for basic earnings per share, weighted average

    common shares..................................       12,704       12,404       11,212
                                                          ======       ======       ======
Denominator for diluted earnings per share, weighted

    average common shares assuming conversions.....       13,071       12,954       11,909
                                                          ======       ======       ======

                 See notes to consolidated financial statements
                                      F - 3

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In thousands, except shares)

                                                                        Additional      Retained                               Total
                                                     Common Stock          Paid in      Earnings      Subscription     Stockholders'
                                                  Shares       Amount      Capital      (Deficit)     Receivable              Equity
                                              --------------------------------------------------------------------------------------
Balance, December 31, 1995 ................   10,426,769   $      104   $   45,474   $  (29,925)      $      (42)         $   15,611
    Secondary public offering, net
       of expenses of $1,806 ..............    1,437,500           14       22,618                                            22,632
    Exercise of warrants ..................      102,608            1                                                              1
    Exercise of options ...................      248,546            2        1,249                                             1,251
    Tax benefit from stock option
       exercises ..........................                                     80                                                80
    Net income for 1996 ...................                                              10,695                               10,695
                                              --------------------------------------------------------------------------------------
Balance, December 31, 1996 ................   12,215,423          121       69,421      (19,230)             (42)             50,270
    Subscription receivable ...............                                                                   42                  42
    Exercise of options ...................      345,919            4        2,414                                             2,418
    Tax benefit from stock option
       exercises ..........................                                  3,400                                             3,400
    Net income for 1997 ...................                                              16,462                               16,462
                                              --------------------------------------------------------------------------------------
Balance, December 31, 1997 ................   12,561,342          125       75,235       (2,768)               -              72,592
    Exercise of options ...................      196,940            2        1,916                                             1,918
    Tax benefit from stock option
       exercises ..........................                                  1,849                                             1,849
    Net income for 1998 ...................                                              17,037                               17,037
                                              --------------------------------------------------------------------------------------
Balance, December 31, 1998 ................   12,758,282   $      127   $   79,000   $   14,269      $         -         $    93,396
                                              ======================================================================================

                 See notes to consolidated financial statements
                                      F - 4

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Year Ended December 31,
                                                                    1998         1997        1996
                                                                    -----------------------------
OPERATING ACTIVITIES:
Net income...........................................           $ 17,037     $ 16,462    $ 10,695
Adjustments to reconcile net income to net cash provided by
  operating activities:

  Depreciation & amortization........................              2,794        2,014       1,185
  Provision for doubtful accounts....................              1,957        1,648         782
  Equity in operations of invested...................                 85            -           -
  Deferred income taxes..............................                193       (1,235)          -
  Tax benefit from stock option exercises............              1,849        3,400          80
Change in operating assets and liabilities:

  Increase in accounts receivable....................             (7,617)      (3,540)     (5,325)
  Decrease (increase) in prepaid and other current assets           (255)          98        (202)
  Increase in accounts payable and accrued expenses..              3,418        1,795       2,447
                                                                   -----        -----       -----
NET CASH PROVIDED BY OPERATING ACTIVITIES............             19,461       20,642       9,662
INVESTING ACTIVITIES:
Investment in Accordant Health Services, Inc.........             (3,000)           -           -
Purchases of property and equipment..................             (6,840)      (6,476)     (2,505)
Purchases of marketable securities held-to-maturity..            (49,942)     (56,781)    (38,923)
Sales of marketable securities held-to-maturity......             22,919       75,812      10,450
                                                                  ------       ------      ------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES..            (36,863)      12,555      30,978
FINANCING ACTIVITIES:

Proceeds from exercise of stock options, warrants

  and subscription receivable........................              1,918        2,460       1,252
Proceeds from secondary public offering, net of expenses               -            -      22,632
Principal payments on capital lease obligations and revolving
  line of credit.....................................                (40)      (1,137)       (177)
                                                                     ---       ------        ----
NET CASH PROVIDED BY FINANCING ACTIVITIES............              1,878        1,323      23,707
                                                                   -----        -----      ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....            (15,524)      34,520       2,391
Cash and cash equivalents at beginning of year.......             39,746        5,226       2,835
                                                                  ------        -----       -----
CASH AND CASH EQUIVALENTS AT END OF YEAR.............           $ 24,222     $ 39,746    $  5,226
                                                                  ======       ======       =====
SUPPLEMENTARY CASH FLOW INFORMATION:

  Interest paid......................................           $     31     $     31    $     93
                                                                      ==           ==          ==
  Income taxes paid..................................           $  5,330     $    265    $    197
                                                                   =====          ===         ===
See Notes E and F for Non-Cash Transactions

                 See notes to consolidated financial statements
                                      F - 5

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization: The Company was organized under the laws of the State of Minnesota in October 1984. It is a disease management company in the chronic wound care business. The Company, operating in one business segment, manages a nationwide network of Wound Care Centers that offers patients a multi-disciplinary comprehensive wound treatment program. The Company's management agreements with hospitals and other health care providers generally have a term of five years.

        Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Net Income Per Share: Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to FASB No. 128 requirements.

        Property and Equipment: Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives (generally 5 to 7 years). Leased equipment capitalized and leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

        Other Assets: As of December 31, 1997 and 1998, other assets totalled $ 748,000 and $3,611,000 respectively. As of December 31, 1997 other assets consist of costs of filing patent and trademark applications of $748,000. As of December 31, 1998 other assets consist principally of costs of filing patent and trademarks of $696,000 and the net investment of $2,915,000 in Accordant Health Services, Inc. (See Note B). Costs and expenses related to a 1992 patent of $920,000 are being amortized over the life of the patent (17 years) and trademarks of $75,000 are being amortized over the estimated life of the trademark (20 years) using the straight-line method.

        Long-Lived Assets: The Company periodically reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows analyses. Such a review has been performed by management and does not indicate an impairment of such assets.

        Cash and Cash Equivalents: Cash and cash equivalents consist of demand deposits with banks, certificates of deposit with maturities of less than three months at the time of purchase and highly liquid money market fund investments.

        Marketable Securities Held-to-Maturity: Held-to-maturity marketable securities represent highly liquid money market instruments with maturities of greater than three months at the time of purchase. These securities, consisting principally of securities of U.S. Government agencies maturing at various dates through November 1999, are valued at amortized cost which approximates market.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's investment policy gives primary consideration to safety of principal, liquidity and return. The Company invests its funds with institutions that have high credit ratings and to date has not experienced any losses on its investments. The Company classifies its investments in such securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. As of December 31, 1997 and 1998, the Company had approximately $20,000 and $71,000 of unrealized gains on marketable securities, respectively.

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

        Income Taxes: Income taxes have been provided using the liability method in accordance with FASB No. 109, "Accounting for Income Taxes."

        Stock Based Compensation Plans: The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No.25,"Accounting for Stock Issued to Employees" and related Interpretations because the Company believes the alternate fair value accounting provided for under FASB No. 123, "Accounting for Stock Based Compensation" requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

NOTE B -- EQUITY INVESTMENT

        On June 4, 1998, the Company signed an agreement with Accordant Health Services, Inc. ("Accordant") in which the Company agreed to invest $4 million in Accordant preferred stock. This agreement will give the Company an 11 percent interest in Accordant and is accounted for using the equity method of accounting as the Company has significant influence over the operations of Accordant.
As of December 31, 1998 the Company invested $3 million under this agreement and its share of Accordant's 1998 net loss was approximately $85,000.

                                     F - 7

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

NOTE C -- PROPERTY AND EQUIPMENT

        A summary of property and equipment and related accumulated depreciation and amortization follows:


                                                                        December 31,
                                                                    1998           1997
                                                                    -------------------
                                                                        (In thousands)


               Property and equipment.....................     $  16,392      $  10,295
               Leased equipment capitalized...............         1,371          1,371
               Leasehold improvements.....................         5,193          4,450
                                                                   -----          -----
                                                                  22,956         16,116
               Less accumulated depreciation and amortization      9,590          6,848
                                                                   -----          -----
                                                               $  13,366      $   9,268
                                                                  ======          =====


NOTE    D -- ACCRUED EXPENSES
                                                Accrued expenses are as follows:

                                                            December 31,
                                                        1998           1997
                                                          (In thousands)
                                                       --------------------
               Incentive compensation and benefits.$   2,221      $   3,393
               Technical service contracts ........        -             61
                                                          --             --
                                                   $   2,221      $   3,454
                                                       =====          =====
NOTE E -- LEASES

        The Company has entered into several noncancellable operating leases for the rental of certain office space expiring in various years through 2005. The Company also leases certain equipment under noncancellable capital and operating leases expiring in various years through 1999. The principal lease for office space provides for monthly rental of approximately $60,000 per year. The following is a schedule of future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 1998:


                                                            Capital         Operating
                                                            Leases          Leases
                                                                (In thousands)
                                                            -------------------------
        1999............................................     $    7         $  1,908
        2000 ...........................................          -            1,676
        2001 ...........................................          -            1,371
        2002............................................          -            1,078
        2003............................................          -              949
        Thereafter......................................          -            1,240
                                                                ---            -----
        Total minimum lease payments....................          7         $  8,222
                                                                               =====
        Less amounts representing interest..............          -
                                                                ---
        Present value of net minimum lease payments....      $    7
                                                                  =

        Rent expense for all operating leases was approximately $2,113,000, $2,118,000 and $1,498,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

NOTE F -- STOCKHOLDERS' EQUITY

        Common Stock: In August 1996 the Company completed a secondary public offering of 1,437,500 shares of common stock at a price of $17.00 per share. Expenses related to this offering were approximately $1,806,000.

        Director Share Purchase Program: The Company maintains a Director Share Purchase Program (the "Program") to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director's annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company's common stock at market value. At December 31, 1998 and 1997, 118,406 shares of common stock were reserved for future issuance under the Program.

        Rights Plan: On October 25, 1995, the Board of Directors of the Company declared a dividend of one preferred share purchase right per share for each outstanding share of common stock of the Company. The dividend was paid on November 6, 1995 to shareholders of record on that date. Under certain circumstances each right may be exercised to purchase one-one hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01, of the Company for $65. The rights, which are redeemable by the Company at $.01 per right, expire in November 2005. The purchase right issued under the Company's Rights Agreement dated October 22, 1995 provides the holder in the event of (i) the acquisition of 15% or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which results in a person or group owning 15% or more of the Company's common stock, to exercise each right (other than rights held by an Acquiring Person) to purchase common stock of the Company or a successor company with a market value of twice the $65 exercise price.

NOTE G -- STOCK BASED COMPENSATION PLANS

        The Company has stock option plans which provide for the granting of non-qualified or incentive options to employees, directors, consultants and advisors. The plans authorize granting of up to 2,581,695 shares of the Company's common stock at the market value at the date of such grants. All options are exercisable at times as determined by the Board of Directors, not to exceed ten years after the grant date.

        Pro forma information regarding net income and net income per share is required by FASB No. 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions at December 31, 1998, 1997 and 1996 respectively: risk-free interest rate of 4.84%, 5.61% and 6.36%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 55.7%, 58.0% and 62.2%; and a weighted-average expected life of the options of 4.0 years.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

NOTE G -- STOCK BASED COMPENSATION PLANS - (CONTINUED)

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The Company's pro forma information is as follows:


                                                     (In thousands, except per share data)
                                                      ------------------------------------
                                                          1998           1997           1996
                                                     ---------------------------------------

                       Net Income:     As reported   $  17,037      $  16,462      $  10,695
                                       Pro forma        14,622         14,949         10,088

                       Basic EPS:      As reported     $  1.34        $  1.33         $  .95
                                       Pro forma          1.15           1.21            .90

                       Diluted EPS:    As reported     $  1.30        $  1.27         $  .90
                                       Pro forma          1.12           1.15            .85

        A summary of the Company's stock option activity and related information for the years ended December 31, is as follows:

                                             1998                               1997                                 1996
                                  -----------------------------------------------------------------------------------------------
                                                 Weighted Avg                       Weighted Avg                    Weighted Avg
                                      Options    Exercise Price           Options   Exercise Price        Options  Exercise Price
                                  -----------------------------------------------------------------------------------------------
Outstanding at beginning of year      1,353,614  $  22.92                1,177,833    $ 15.04            1,131,611    $      6.37
Granted......................           250,000     28.14                  625,500      28.43              348,100          21.91
Exercised....................          (196,940)     9.74                 (345,919)      6.99             (248,546)          5.11
Cancelled....................           (39,240)    21.59                 (103,800)     19.74              (53,332)         10.98
                                        -------                             -------                         ------
Outstanding at end of year..          1,367,434     25.81                1,353,614      22.92            1,177,833          15.04
                                      =========                          =========                       =========
Exercisable at end of year...           499,413                            338,303                         318,481
                                       ========                            =======                         =======
Weighted average fair value of
   options granted...........                     $ 13.85                             $ 14.86                           $   11.64
                                                    =====                               =====                               =====

        The  following  table   summarizes   information   about  stock  options
outstanding at December 31, 1998:

                                                                                Weighted Average
                                               Options               Options    Remaining
                   Exercise Price          Outstanding           Exercisable    Contractual Life (In Years)
                   --------------          -----------           -----------    --------------------------
                  $1.55  - $ 4.75              107,186                61,772    4
                   4.875 -   7.00               89,783                59,933    4.4
                   8.50  -  10.125              76,000                58,525    6.5
                  13.25  -  20.00              132,945               114,986    7
                  20.25  -  27.25              274,270               176,780    7.8
                  27.50  -  33.06              687,250                27,417    8.8
                                               -------                ------    ---
                                             1,367,434               499,413    5.9
                                             =========               =======    ===

At December 31, 1998, 1,214,261 shares of common stock were reserved for future issuance.

                                     F - 10

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

NOTE H -- INCOME TAXES

        Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows:
                                                           1998            1997
                                                           ----            ----
           Accrued expenses, deductible when paid      $    930        $  1,032
           Book over tax depreciation                       112             203
                                                            ---             ---

           Deferred tax assets                         $  1,042        $  1,235
                                                          =====           =====

      The Company reduced its valuation allowance for deferred taxes by $6,129,000 during the year ended December 31, 1997. Significant components of the provision for income taxes are as follows:

                                                 1998          1997        1996
                                                 ------------------------------
             Current:

                 Federal                      $ 8,434       $ 7,340     $ 4,553
                 State                          1,590         1,050         780
                 Deferred                         193        (1,235)          -
                 Utilization of net operating
                 loss carryforwards                 -        (3,862)     (4,325)
                                                  ---        ------      ------
                  Total income tax provision  $10,217       $ 3,293     $ 1,008
                                               ======         =====       =====

A reconciliation of income tax computed at the U.S. Federal statutory tax rate to income tax expense is as follows:
                                                1998         1997         1996
                                                ----         ----         ----
               Federal statutory tax rate       35.0%        35.0%        35.0%
               State income taxes net
                 of Federal tax benefit          3.8%         3.5%         4.0%
               Reduction in valuation allowance    -         (6.2%)          -
               Tax benefit of net operating
                 loss carryforwards                -         (23.0%)     (30.0%)
                  Other                         (1.3%)         7.4%          -
                                                ------        -----       -----
                  Effective tax rate            37.5%         16.7%        9.0%
                                                ======        =====       =====


NOTE I -- LOANS PAYABLE AND LONG TERM DEBT

        In December 1992, the Company's  then German  subsidiary  entered into a
1.4 million deutsche mark (dm) revolving credit facility. In April 1994, this facility was increased to approximately 1.9 million dm, with 1.4 million dm converted to a term loan due in May 1998, and .5 million dm as a revolving credit facility. The Company was a guarantor of this long-term facility for up to 1.4 million dm (approximately $1.0 million outstanding at December 31, 1996). In May 1995, the Company sold its 62% interest in its German subsidiary. As part of the sale agreement, the Company continued to guarantee the long term loan and assumed responsibility for the interest payments on that loan. In March 1997, the Company paid off the revolving credit facility and no longer guarantees any debt of the former subsidiary.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

NOTE J -- MAJOR CUSTOMERS

        In 1996, 1997 and 1998, the Company derived 28%, 29% and 25% of its consolidated revenues from one customer, respectively.

NOTE K -- LEGAL PROCEEDINGS

        The Company, in the ordinary course of business, is the subject of or party to various lawsuits, the outcome of which in the opinion of management, will not have a material adverse effect on the consolidated financial statements.

NOTE L -- EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:
                                                    1998        1997        1996
                                                    --------------------------
                                                          (In thousands)

        Denominator:

            Denominator for basic earnings per
            share, weighted average shares          12,704      12,404    11,212

        Effect of dilutive employee stock options      367         550       697
                                                       ---         ---       ---

        Denominator for diluted earnings per share,
            adjusted weighted average shares and
            assumed conversions                     13,071      12,954    11,909
                                                    ======      ======    ======

        The numerator for basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 is the net income for the period.

NOTE M -- SUBSEQUENT EVENTS

        On February 18, 1999 the Company announced a 2 million share buyback plan. This repurchase plan was completed by March 8, 1999 and an additional buyback authorization of 1.5 million shares was announced. Through March 15, 1999 total cash, cash equivalents and marketable securities used for such repurchases was approximately $ 29.6 million.

                                                                     Schedule II

                                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                                               YEAR ENDED DECEMBER 31, 1998

 COL. A                                COL.B          COL. C                                  COL. D             COL. E
 ------                                -----          ------                                  ------             ------
                                                               ADDITIONS

                                       Balance at     Charged to          Charged to                             Balance at
                                       Beginning      Costs and           Other Account       Deductions         End
 DESCRIPTION                           of Period      Expenses            Describe            Describe           of Period
 ----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:

Allowance for doubtful accounts       $ 2,492,000     $  1,957,000         $   x              $  2,770,000(1)    $  1,679,000
                                        =========        =========           ===                 =========          =========
Year ended December 31, 1997:
Allowance for doubtful accounts       $   941,000     $  1,648,000         $   x              $     97,000(1)    $  2,492,000
                                          =======        =========           ===                    ======          =========
Allowance for deferred tax valuation  $ 6,129,000     $          x         $   x                $6,129,000(2)    $          x
                                        =========        =========           ===                 =========                ===

Year ended December 31, 1996:

Allowance for doubtful accounts       $   514,000     $    782,000         $   x              $  (355,000)(1)     $   941,000
                                          =======          =======           ===                  =======             =======
Allowance for deferred tax valuation  $12,000,000     $          x         $   x              $  5,871,000(2)     $ 6,129,000
                                       ==========          =======           ===                 =========          =========

(1)   Accounts written off
(2)   Reduction in allowances

                                       S-1

                                INDEX TO EXHIBITS

Exhibit No.    Description                                              Page No.

3.1         Articles of Incorporation of the Company                         (1)

3.2         Bylaws of the Company                                            (1)

4.0         Rights Agreement, dated as of October 25, 1995 between
            Curative Technologies, Inc. and Bank Minnesota,
            National Association, as Rights Agent                            (6)

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

10.3        Form of Wound Care Center(R)Contract                               *

10.4        Lease Agreement dated June 30, 1997, and Amended Lease
            Agreement dated November 13, 1997, between New York Life
            Insurance Company and the Company                                  *

10.5        Employment Agreement, dated as of September 1, 1997
            between John C. Prior and the Company                         (11)**

10.6        1991 Stock Option Plan                              (1)(Ex. 10.27)**

10.7        Amendment No.4 to the 1991 Stock Option Plan                  (12)**

10.8        Amended and Restated Bridge Financing Commitment
            Agreement, dated April 30, 1991, with a form of
            warrant attached                                      (1)(Ex. 10.28)

10.8.1      Amendment to Stock Subscription Warrant for Shares
            of Common Stock of Curative Technologies, Inc.                   (8)

10.9        Curative Health Services, Inc., Director Share
            Purchase Program                                               (2)**

10.10       Employment Agreement, dated as of October 21, 1993,
            between Howard Jones and the Company                           (3)**

10.11       Curative Health Services, Inc. Employee 401(k) Savings
            Plan, as amended and restated                                  (4)**

10.12       Settlement Agreement by and between the University of
            California, David R. Knighton and the Company dated
            September 1, 1993                                                (5)

10.13       Settlement Agreement by and among the United States
            of America and UltraMed, Inc., Robert  Baurys,
            Susan Hrim, Cy Corgan, Chris Rosenski  and the Company
            dated October 18, 1994 and related agreements                    (5)

10.14       Amendment of Employment Agreement, dated September 1, 1997
            between John Vakoutis and the Company                         (11)**

10.15       Employment Agreement dated as of September 1, 1997, between
            Carol Gleber and the Company                                  (11)**

10.16       Employment Agreement dated as of June 17, 1987, between
            Gary Jensen and the Company                                    (5)**

10.17       Memorandum of Understanding-Settlement of Shareholder Lawsuit    (9)

10.18       Final Judgment and Order of Dismissal with Prejudice
            of Class Action                                                 (10)

10.19       Curative Technologies, Inc. Non-Employee Director
            Stock Option Plan                                                (7)

10.19.1     Amendment No. 1 to Curative Technologies, Inc. Non Employee
            Director Stock Option Plan                          (Ex. 10.19) (12)

10.20       Employment Agreement dated as of October 21, 1998 between
            Robert Heisler and the Company                                     *

10.21       Amended Employment Agreement dated December 17, 1997 between
            William Tella and the Company                                 (13)**

10.22       Development and Licensing Agreement dated May 19, 1998 between
            Accordant Health Services, Inc. and the Company                    *

10.23 Stock Purchase Agreement dated May 19, 1998, among Accordant Health Services, Inc, the Company and certain investor
            named herein                                                       *

10.24       Subsidiaries of the Registrant                                     *

10.25       Consent of Ernst & Young LLP                                       *

*       Filed herewith
** Required to be filed pursuant to Item 601(b) (10) (ii) or (iii) (A) of Regulation S-K.
(1) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 33-39880).

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed July 7, 1993, No. 33-65710).

(3) Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed October 13, 1994, No. 33-85188).

(5) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1994.

(6) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated November 6, 1995.

(7) Incorporated by reference to Exhibit 10.25.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(8) Incorporated by reference to Exhibit 25.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(9) Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995.

(10) Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996.

(11) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report and Form 10-K filed the year ended
        December 31, 1997.

(12) Incorporated by reference to the similarly numbers exhibit (unless otherwise indicated) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13) Incorporated by reference to Exhibit 10.45.1 to the Company's Quartely Report on Form 10Q for the quarter ended March 3, 1998.

                                                                    Exhibit 10.3

                          MANAGEMENT SERVICES AGREEMENT


THIS AGREEMENT ("Agreement") is between CURATIVE HEALTH SERVICES, INC., located at 150 Motor Parkway, Hauppauge, New York 11788 ("Company"), and [FACILITY NAME], located at [FACILITY ADDRESS] ("Facility") and is effective as of [EFFECTIVE DATE] ("Effective Date").

WHEREAS, Company is in the business of managing medical and physician Centers and has developed an innovative, inter-disciplinary program for the medically and cost effective diagnosis and treatment of chronic, non-healing wounds (the "Program");

WHEREAS, Facility desires to engage Company to manage the Program for an outpatient Wound Care Center at [FACILITY ADDRESS] ("Center") to allow it to more efficiently and effectively provide medical services, including wound care services, to patients of Center;

WHEREAS, Facility desires to obtain access to Procuren(R), a growth factor therapy, and the right to use certain trademarks, trade secrets, and other intellectual property of Company; and

WHEREAS, Company desires to manage the Program for Facility and provide Facility access to Procuren(R) and the right to use certain of its trademarks, trade secrets, and other intellectual property.

NOW, THEREFORE, for good and valuable consideration, intending to be legally bound, Company and Facility hereby agree as follows:

 1. Management Services. Company shall be the manager for Center and shall do the following in support of Center ("Services"):

       a) The Center, The Program, and Procuren(R). Develop and manage the Center and the Program on an outpatient basis in accordance with Company's clinical pathways for wound care management and make Procuren(R) available as part of the Program;

       b) Management and Operation of Center. Exercise management oversight of the operation of Center and the Program, subject to Facility requirements and the ultimate authority of Facility;

       c) Case Management Plan. Provide a Case Management Plan for each new patient of Center ("Center Patient");

       d) Non-Physician Medical, Professional, and Other Support Staff. In cooperation with Facility, supervise non-physician medical, professional, and other support staff;

       e) Program Director. Employ a Program Director or Manager to oversee, coordinate, and manage Services and supervise Center Staff; the Program Director or Manager shall report to and be accountable to the Facility and its governing board or body;

       f)   Billing  and   Collection.   Provide   documentation   and  back  up
            information to support billing and collection by Facility;

       g) Financial and Business Accounting and Reporting. Maintain business and financial information and procedures to properly monitor, account for, and report the business of Center; provide regular business reports to Facility;

       h) Clinical Analysis and Reporting. Establish systems, procedures, and reports to assess and report the clinical activity of Center including outcomes for patient treatment and patient satisfaction; provide clinical reports to Facility;

       i) Third Party Contracts and Fee Structures. Assist Facility in the negotiation and administration of third party provider, payor, vendor, and supplier contracts for Center; assist Facility in establishing fees or charges for all services and supplies sold or provided to or by Center;

       j) Total Quality Management and Business Efficiency. Assess the practices, procedures, and workflow of Center to improve its efficiency, processes, and effectiveness; develop, implement, and maintain a program of Total Quality Management ("TQM Program") for Center to be integrated with existing quality management or assurance programs of Facility; conduct periodic TQM Program reviews;

       k) Training and Education. Provide training and education for Center and Facility staff as mutually agreed upon;

       l) Community Relations and Education. In cooperation with Facility, develop and implement a community relations and education program to effectively communicate the wound care services of Center. The community relations and education program shall include at least the following:

             i)    Company design and publication of appropriate literature and promotional materials;
             ii) Company development and presentation of wound care seminars for physicians, allied health professionals, and community members; and
             iii) Company  and  Facility   development   of  general   community
                  awareness of problems associated with non-healing wounds and the methods of prevention and treatment of wounds including the mailing or distribution of literature to Center Patients and prospective patients.

       m) Management Expenses. Bear all costs and expenses necessary to perform Services ("Management Expenses"); Management Expenses shall not include room, board, and travel expenses for training and education for Facility staff and employees.

 2. Duties and Obligations of Facility. In furtherance of this Agreement, Facility shall do the following.

       a) Facilities and Facilities Support. Provide, maintain, and bear all costs for at least [SQUARE FEET] square feet of appropriate space and furniture, fixtures, and equipment suitable for and exclusively dedicated to the operation of a first class outpatient Center to include routine maintenance; utilities including water, gas, electricity, heat, air conditioning, and telephone; property taxes; commercial liability and property insurance; and laundry, linen, janitorial, cleaning, and disposal services, including disposal of all biological or toxic wastes; staff parking; security; and access to patient transportation;

       b) Department of Facility. Operate Center as a department of Facility under the administration of Facility and its medical staff;

       c) Billing and Collection. Bill and account for revenues due and payable for all Facility services and supplies provided or sold to Center Patients ("Revenues");

       d) Payment of Compensation. Bear the expense for and pay the Compensation set forth in Section 3 of this Agreement
            ("Compensation");

       e) Facility Expenses. In addition to Compensation, bear all expenses of the Facility related to the Center and this Agreement which are not Management Expenses borne by Company ("Facility Expenses");

       f) Non-Disposable Equipment. Provide, maintain, and replace, when necessary, all non-disposable equipment necessary to efficiently operate Center;

       g) Supplies and Disposable Equipment. Provide, maintain, and account for all supplies and disposable equipment necessary to efficiently operate Center;

       h)   Professional   Services.    Exercise   full   authority,    control,
            supervision, and direction over and responsibility for all professional and other medical services rendered by or under the direction of Facility and assume responsibility for all medical, professional, and ethical matters affecting or applicable to its relationship with physicians providing services at Center ("Center Physicians");

       i) Program Support. Use, and take measures to ensure that all Center Physicians use, to the extent it is medically reasonable and appropriate to do so, the clinical pathways of the Program;

       j) Fee Structure and Charges. Set fee structures and charges for all services and supplies sold or provided to or by Center;

       k) Consultation. Advise Company in the development and refinement of the Program;

       l) Licensure and Certification. Assure that Center Physicians and all other health professionals affiliated with Center are duly licensed and certified to practice medicine in the state of Center and comply with all applicable laws, regulations, and ethical standards;

       m) Compliance. Take all steps necessary to properly operate, license, and certify Center in accordance with all applicable federal, state, and local laws and regulations; maintain all information and documents necessary to demonstrate compliance;

       n) Operations Reports. Provide Company internal operations reports with sufficient detail and frequency to allow Company to monitor and assess the performance of Program;

       o) Community Relations and Education. Cooperate with Company to develop the community relations and education program;

       p) Medical and Patient Records. Maintain complete, accurate, and up-to-date medical records in accordance with standard clinical protocol and applicable laws and regulations;

       q) Non-Physician Medical, Professional, and Other Support Staff. Employ or provide, non-physician medical, professional, and other support staff reasonably necessary for the effective operation of Center;

       r) Medical Director. Appoint a Medical Director for Center and, with Company, enter into a Physician Affiliation Agreement in a form mutually agreed upon between Facility and Company; and

       s) Center Physicians. Staff Center with Center Physicians sufficient to provide patient services for Center; assure that all Center Physicians adhere to the terms and conditions of this Agreement and enter into a Physician Affiliation Agreement in a form to be mutually agreed upon between Facility and Company.

 3. Compensation. Facility and Company agree to the business terms and fee, compensation, and payment structure as set forth below:

       a) Development Fee. Facility will pay Company a one-time fee of [DEVELOPMENT FEE] for development, administration, and initial management services provided in establishing the Program, payable [DEVFEE NUMBER OF DAYS] days after the Effective Date.

       b) Management Fee. For the first year after the Effective Date, Facility will pay Company a Management Fee of [MANFEE FIRST YEAR] per month; for the second full year of the term, Facility shall pay Company a Management Fee of [MANFEE SECOND YEAR], in equal monthly installments. Thereafter, the Management Fee will be adjusted upward by Twenty Thousand Dollars ($20,000.00) annually.

       c) Case Management Fee. Facility will pay Company a Case Management Fee of [CASE MANAGEMENT FEE] for each Patient admitted to the Program. No fee is payable for a Patient readmitted to the Program (1) within thirty (30) days of discharge, and (2) for treatment for the same wound previously treated.

       d) Procuren(R)Solution Charges. For non-Medicare patients of Center receiving Procuren(R), Facility shall pay Company, [PROCUREN FEE] per daily patient dose. For all Medicare patients of Center receiving Procuren(R), Facility shall pay Company [PROCUREN FEE MEDICARE] per daily patient dose. A daily patient dose is defined as 10 milliliters unless the parties otherwise agree. Should a Center Physician prescribe a daily patient dose greater than 10 milliliters to a Patient, Company will provide Procuren(R)at the increased dosage at no additional charge per dose, subject to an additional blood processing fee of [REPROCESSING FEE] should additional blood processing be required because of the increased dosage.

       e) Blood Processing Facility ("BPF") Use Fee. For the operation and use of the BPF, Facility shall pay Company [BPF USE FEE] per month commencing on the Effective Date.

       f) Courier Service. Facility will bear the cost for all shipments by a suitable courier of blood and blood products to and from Company's regional BPF.

       g) Community Relations and Education Program. In support of the community relations and education program, Company and Facility will each commit to spend at least [MARKETING DOLLARS] ($***) annually.

       h) Payment Terms. Company will submit monthly invoices to Facility for all fees and charges incurred during the preceding month. Facility will pay monthly invoices within thirty (30) days of receipt. Late payments will be subject to a late payment fee of one and one half percent (1 1/2%) of the invoice amount per month. Monthly bills will be in a form and content sufficient to allow Facility to reconcile its cost reporting and billing of charges.

       i) Increases in Fees and Charges. Company Fees may be adjusted annually to reflect increases in costs and services, as mutually agreed by the parties. If the parties are unable to agree on a proposed increase in Fees, they will be adjusted by an amount equal to the lesser of the increase in the medical component of the consumer price index or four percent (4%).

4. Independent Contractor. Neither Facility nor any of Center Physicians is or shall be an employee, agent, or servant of Company; instead, Facility and Center Physicians are independent contractors who are providing Services on a fee for service basis to Center Patients. Furthermore, Company is not and shall not be an employee, agent, or servant of Facility or Center Physicians; instead it is an independent contractor providing management service to Facility on a fee for service basis.

5. Patient Care. Nothing in this Agreement shall dictate how Facility or Center Physicians shall practice medicine, deliver patient care, or exercise medical judgment. Facility and Center Physicians shall have complete control over the diagnosis and treatment of all Center Patients and neither Company nor any employee of Company shall exercise any direct supervision or control over the individual treatment of patients by Facility or Center Physicians.

6. Restrictive Covenant Not To Compete. During the term of this Agreement and for a period of one (1) year following the effective date of its termination or non-renewal by Facility, Facility shall not, without the prior written consent of Company, (i)establish or operate a facility which has as its primary business the treatment of chronic, non-healing wounds in direct or indirect competition with the services provided at Center;
      (ii) employ, hire, or contract for services with any employees or former employees of Company; or (iii)engage or contract with any person or entity to provide Facility comprehensive wound care management services of the kind contemplated by this Agreement. These restrictions are not intended to prevent Facility or Center Physicians from otherwise operating a medical practice or providing professional services, including wound healing services. The parties have agreed that this restriction is reasonable in both scope and duration and that Company is entitled to seek injunctive relief to enforce it.

7. Medical Records. All medical records, including patient records, are maintained by Facility and will remain the property of Facility; however, Facility will provide Company reasonable access to inspect and copy them, subject to any legal restrictions or restrictions necessary to maintain their confidentiality. Company and Facility will not disclose the contents of any patient's medical record to any third party without the patient's prior written consent unless required to do so pursuant to law.

8. Facility Books and Records. Upon reasonable request by Company, Facility will make available to Company those Facility records necessary for Company to provide Services pursuant to this Agreement.

9. Company Records. All records and information created and maintained by Company in providing Services are and will remain the property of Company. Company will provide Facility with reasonable access to inspect and copy them, subject to any legal restrictions or restrictions necessary to maintain their confidentiality.

10. Government Access to Records. Company agrees, to the extent required by law, to make available upon reasonable request to the Secretary of the U.S Department of Health and Human Services, and the U.S. Comptroller General and their duly authorized representatives this Agreement and all books, documents and records relating to Center operations. If Company carries out its responsibilities through a subcontract of Ten Thousand Dollars ($10,000.00) or more over a twelve (12) month period with a related organization, the subcontract will also contain a government access to records clause similar to this clause.

11. Confidential Information. In performing Services, Company will provide Facility proprietary information, including proformas and this agreement, which is confidential to Company about its inventions; research and development; wound care management protocols, processes, and algorithms; systems; technological improvements; trade secrets; financial information; and business strategy or policies ("Confidential Information"). Confidential Information shall not include public information or information legally and properly obtained from other sources without breach of any agreement with Company. Facility or Center Physicians will not use Confidential Information for any purpose other than operation of the Program or providing Services and will not disclose, publish, or disseminate any Confidential Information to any third party without the express prior written consent of Company, except as may be required by state or federal law. Should applicable law require Facility to disclose Confidential Information, Facility will notify Company of the request for disclosure within at least fifteen (15) days prior to the deadline for disclosure.

12. Trademarks & Service Marks. Facility acknowledges that Company is the sole and exclusive owner of certain trademarks, including Curative Health
  Services(R), Procuren(R), Wound Care Center(R), and such other marks as may be designated by Company from time to time (the "Marks"). Facility is granted a non-exclusive, non-transferable, limited right during the term of this Agreement to use the Marks solely to identify Company or the Program. Facility will adhere to Company's protocols for use of its Marks and will submit to Company for approval any written materials not developed by Company which use the Marks. Facility will not at any time do or suffer to be done any act or thing which will impair the rights of Company in and to the Marks.

13. Copyright. Company will make available to Facility copyrighted material owned by Company including, but not limited to, manuals, commercial scripts, and marketing plans. Company grants to Facility a non-exclusive, non-transferable, limited right for the term of this Agreement to use copyrighted material solely for the communication of the Program.

14. Assignment of Improvements to Program. Any new product or process improvement to Program ("Improvement") developed solely by Company in support of the Program shall vest in and be the exclusive property of Company. Company shall also have an exclusive right to license or purchase any Improvement developed by Facility solely or in cooperation with Company, in which case Facility will provide Company written notice of and information about the Improvement and Company shall then have ninety (90) days to license or purchase an exclusive right to the Improvement. Company and Facility will negotiate the terms and conditions of the license or purchase in good faith, whereupon Facility will assign and transfer, and shall cooperate to perfect the assignment and transfer, to Company, all intellectual property right, title, and interest in and to Facility's Improvement or contribution to the Improvement.

15. Wound Healing Agents and Preparations. Facility shall recognize Company as having sole and exclusive authority to evaluate wound healing agents, growth factor preparations, human skin equivalents, and other wound healing agents, preparations or products ("Healing Agents") that are now or may become available and determine whether and how to incorporate them into the clinical pathways of Center. Facility shall give Company the exclusive option to be the distributor or supplier of Healing Agents for use in Center, subject to mutually agreed upon terms and conditions.

16. Program Name. The name of the Program will be "FACILITY NAME / Wound Care Center(R), Wound Care Center(R) is a Curative Network Member" to optimize community identification, create a strong name relationship, and achieve cost savings through regional awareness. The Program name may be used in publications and periodicals about professional and patient awareness of the Program. The Program name will incorporate those protocols for font, logo, design, and layout specified by Company.

17. Term. This Agreement commences on the Effective Date and continues for an initial term of five (5) years unless terminated earlier pursuant to this Agreement. At the end of the initial and each subsequent term, this Agreement will automatically renew for an additional one (1) year term unless either party provides written notice of its intention not to renew at least one (1) year prior to the end of the term.

18. Termination. Either party may terminate this Agreement as follows:

       a)    At any time with twelve (12) months prior written notice;

       b) Immediately, after ninety (90) days notice of a material breach of any term or condition of this Agreement, if the material breach is not cured within the ninety (90) day notice period. Notice to the breaching party shall set forth sufficient detail about the breach to permit cure; or

       c) Immediately, should either party voluntarily file a petition in bankruptcy, make an assignment for the benefit of creditors, or otherwise seek relief from creditors under any federal or state bankruptcy, insolvency, reorganization, or moratorium statute.

       Upon termination, Company and Facility will cooperate to assure a smooth transition; Facility will return all Confidential Information in whatever form or format to Company.

 19. General. This Agreement is for the benefit of both parties and may not be assigned by either without the written consent of the other. It will be governed by and construed in accordance with the laws of the state of Facility without applying the conflicts of law rules of that state. All notices required by this Agreement will be in writing and mailed by first class mail to the address first set forth above or to such other address as either party may designate from time to time, or transmitted by hand delivery or facsimile. Notices will be deemed given upon receipt. Should any part of this Agreement be found by a court of competent jurisdiction to be invalid or unenforceable, the remainder of this Agreement shall not be affected and each term shall be valid and enforced to the fullest extent permitted by law. This Agreement and its attachments are the entire agreement between the parties because all prior written or oral promises or representations are incorporated in this Agreement. No amendments or modifications of this Agreement will be binding upon either party unless in writing and signed by both parties.

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the dates set forth below.


[FACILITY NAME]                           CURATIVE HEALTH SERVICES, INC.


By:                                       By:
Name: [FACILITY SIGNATORY]                Name: John Vakoutis
Title:[FACILITY SIGNATORY TITLE]          Title:President & Chief
Executive Officer
Date:                                     Date:

                                                                    Exhibit 10.4




                      NEW YORK LIFE INSURANCE COMPANY

                                              LANCLORD
                                   TO

                        CURATIVE HEALTH SERVICES, INC.

                                              TENANT

--------------------------------------------------------------------------------

                                     LEASE




                           Dated as of June 30, 1997

TABLE OF CONTENTS LEASE                                                     Page

 ARTICLE I Premises; Term; Use.................................................2
       1.01 Demise.............................................................2

       1.02 Term...............................................................2

       1.03 Commencement Date..................................................2

       1.04 Tenant Delay.......................................................4

       1.05 Use................................................................4

       1.06 Storage Space......................................................5

       1.07 Offer Space........................................................6

       1.08 Expansion Space....................................................8

 ARTICLE 2 Rent ...............................................................9
       2.01 Rent...............................................................9

       2.02 Fixed Rent.........................................................9

       2.03 Additional Rent...................................................10

       2.04 Tax Payments......................................................10

       2.05 Tax Provision.....................................................12

       2.06 Electricity.......................................................13

       2.07 Manner of Pavment.................................................14

       2.08 Securitv..........................................................15

 ARTICLE 3 Landlord Covenants.................................................17
       3.01 Landlord Services.................................................17

 ARTICLE 4 Leasehold improvements; Tenant Covenants...........................19

       4.01 Initial improvements..............................................19

       4.02 Alterations.......................................................21

       4.03 Landlord's and Tenant's Propertv..................................23

       4.04 Access and Changes to Building....................................24

       4.05 Repairs...........................................................25

       4.06 Compliance with Laws..............................................26

       4.07 Tenant Advertising................................................26

       4.08 Right to Perform Tenant Covenants.................................26

 ARTICLE 5 Assignment and Subletting..........................................27
       5.01 Assignment; Etc...................................................27

       5.02 Landlord's Right of First Offer...................................28

       5.03 Assignment and Subletting Procedures..............................30

       5.04 General Provisions................................................32

       5.05 Partnership Tenant................................................33

       5.06 Assignment and Sublease Profts....................................33

 ARTICLE 6 Subordination; Default; indemnity..................................34
       6.01 Subordination.....................................................34

       6.02 Estoppel Certiftcate..............................................36

       6.03 Default...........................................................36

       6.04 Re-entry by Landlord..............................................37

       6.05 Damages...........................................................37

       6.06 Other Remedies....................................................38

       6.07 Right to Injunction...............................................38

       6.08 Certain Waivers...................................................39

       6.09 No Waiver.........................................................39

       6.10 Holding Over......................................................39

       6.11 Attornevs' Fees...................................................40
       6.12 Nonliabilitv and Indemnification..................................40

 ARTICLE 7 insurance; Casualty; Condemnation..................................41
       7.01 Compliance with insurance Standards...............................41

       7.02 Tenant's insurance................................................41

       7.03 Subrogation Waiver................................................42

       7.04 Condemnation......................................................42

       7.05 Casualtv..........................................................44

 ARTICLE 8 Miscellaneous Provisions...........................................45
       8.01 Notice............................................................45
       8.02 Building Rules....................................................46
       8.03 Severability......................................................47
       8.04 Certain Deftnitions...............................................47
       8.05 Quiet Enjoyment...................................................47
       8.06 Limitation of Landlord's Personal Liabilitv.......................47
       8.07 Counterclaims.....................................................47
       8.08 Survival..........................................................48
       8.09 Certain Remedies..................................................48
       8.10 No Offer..........................................................48
       8.11 Captions: Construction............................................48
       8.12 Amendments........................................................49
       8.13 Broker............................................................49
       8.14 Merger............................................................49
       8.15 Successors........................................................49
       8.16 Applicable Law....................................................49
       8.17 Parking ..........................................................49
       8.18 Graphics; Building Directory; Card Key Access.....................50
       8.19 Health Club.......................................................51
       8.20 Media Center......................................................52
 ARTICLE 9 Renewal Right......................................................53
       9.01 Renewal Right.....................................................53
       9.02 Renewal Rent and Other Terms......................................53

 EXHIBITS
 A    Description of Land
 B    Floor Plan
 B-l  Storage Space
 B-2  Offer Space
 B-3  Expansion Space
 C    Building Rules and Regulations
 D    Standard Cleaning Specifications
 D-l  HVAC Specification
 E    Form of Commencement  Letter
 F    Intentionally  Omitted
 G    Health Club Waiver Form

 INDEX OF DEFINED TERMS
 Definition                             Where Defined
 AAA ...................................Section 9.02
 Additional Rent........................Section 2.03
 Affiliate .............................Section 5.01
 Adjusted Electric Charge...............Section 2.06
 Alterations............................Section 4.02
 Architect..............................Section 4.01
 Assignment Consideration...............Section 5.05
 Base Electric Rate.....................Section 2.06
 Base Amount............................Section 2.05
 Base Year..............................Section 2.05
 Base Tax Amount........................Section 2.04
 Broker.................................Section 8.13
 Building ..............................Recitals
 Business Days..........................Section 3.01
 Business Hours.........................Section 3.01
 Casualty...............................Section 7.05
 Change Order...........................Section 4.01
 Change Order Request...................Section 4.01
 Commencement Date......................Section 1.03
 Control ...............................Section 5.01
 Curing Party...........................Section 4.08
 Electric Rate..........................Section 2.06
 Existing Adjusted Electric Charge......Section 2.06
 Expiration Date........................Section 1.02
 Fixed Rent.............................Section 2.02
 Fixtures ..............................Section 4.03
 GAAP...................................Section 2.05
 Health Club............................Section 8.19
 Improvements and Betterments...........Section 4.03
 Indemnified Party......................Section 6.12
 Initial Improvements...................Section 4.01
 Interest Rate..........................Section 4.08
 Land...................................Recitals
 Landlord...............................Introduction; Section 8.04
 Landlord Services......................Section 3.01
 Landlord's Statement...................Section 2.05
 Landlord's Work........................Section 4.01
 Laws...................................Section 4.06
 Material Alteration....................Section 4.02
 Media Center...........................Section 8.20
 New Tenant.............................Section 6.10
 Other Sublease Consideration............Section 5.05
 Parking Areas...........................Section 8.17
 Premises................................Section 1.01
 Project.................................Recitals
 Rent....................................Section 2.01
 Rent Commencement Date..................Section 2.02
 Security Deposit........................Section 2.09
 Space Plan..............................Section 4.01
 Substitution Premises...................Section 8.21
 Successor Landlord......................Section 6.01
 Superior Lease..........................Section 6.01
 Superior Lessor.........................Section 6.01
 Superior Mortgage.......................Section 6.01
 Superior Mortgagee .....................Section 6.01
 Tax Payment.............................Section 2.04
 Tax Year................................Section 2.04
 Taxes ..................................Section 2.04
 Tenant .................................Introduction
 Tenant's Basic Cost.....................Section 5.05
 Tenant Delay ...........................Section 1.04
 Tenant's Offer Notice...................Section 5.02
 Tenant's Parking Spaces.................Section 8.17
 Tenant's Property.......................Section 4.03
 Tenant's Share..........................Section 2.04
 Tenant's Special Work...................Section 1.03(d)
 Term....................................Section 1.02
 Transfer Notice.........................Section 5.03
 Working Drawings........................Section 4.01
                                                                    Exhibit 10-4

             LEASE, dated as of June, 30 1997, between NEW YORK LIFE INSURANCE COMPANY ("Landlord"), a New York corporation, having an address at 51 Madison Avenue, New York, New York 10010 and CURATIVE HEALTH SERVICES, INC. ("Tenant"), a Minnesota corporation having an address at 14 Research Way, East Setauket, New York 11733, prior to the commencement of the Term, and thereafter Tenant's address shall be that of the Building.
                                WITNESSETH
             WHEREAS, Landlord is willing to lease to Tenant and Tenant is willing to hire from Landlord, on the terms hereinafter set forth, certain space on the 4th floor of the office building located at 150 Vanderbilt Motor Parkway, Hauppauge, New York (the "Building" on the land more particularly described in Exhibit A (the "Land.'; the Land and the Building and all plazas, sidewalks and curbs adjacent thereto are collectively called the 'Project').

               NOW, THEREFORE, Landlord and Tenant agree as follows:
                                 REFERENCE DATA

 LOCATION/RENTABLE AREA: Portion of the 4th floor; 25,000 rentable square feet.
 RENTABLE AREA OF THE BUILDING                     195,125

 COMMENCEMENT DATE:       As set forth in Section 1.03(a).
 RENT COMMENCEMENT DATE:  6 months after the Commencement Date.
 TERM/EXPIRATION DATE:    7 years, 6 months, ending on the last day of the month
                          in which occurs the 7th anniversary of the day
                          preceding the Rent Commencement Date.
 ANNUAL BASE RENT:        As set forth in Section 2.02.
 MONTHLY BASE RENT:       As set forth in Section 2.02.
 TENANT'S SHARE:          As set forth in Section 2.04.
 BASE TAX YEAR            December I, 1997 - November 30, 1998.
 SECURITY DEPOSIT:        $500,000 letter of credit.
 LANDLORD'S REPRESENTATIVE:   Kevin P. Welsh of C.B. Commercial/Hampshire, L.L.C
 TENANT'S REPRESENTATIVE:David C.Leviton of Cushman& Wakefield ofLong Island,Inc

 The foregoing Reference Data are incorporated into and made a part of this Lease. In the event of any conflict between any Reference Data and the other provisions of this Lease, the other provisions of this Lease shall control.
                                    ARTICLE I
                               Premises; Term; Use

             1.01 Demise. (a) Landlord hereby leases to Tenant and Tenant hereby hires from Landlord, subject to the terms and conditions of this Lease, the space on the 4th floor of the Building (the "Premises") substantially as shown hatched on the plan annexed as Exhibit B. Landlord and Tenant agree that the Premises is conclusively deemed to contain 25,000 rentable square feet.
             1.02 Term. The term of this Lease (the "Term") shall commence on the Commencement Date and shall end, unless sooner terminated as herein provided, on the last day of the calendar month in which occurs the 7th anniversary of the day preceding the Rent Commencement Date (such date, as the same may be extended pursuant to Article 9, is called the 'expiration Date").

             1.03 Commencement Date. (a) "Commencement  Date" means the later of
 (i) January 1, 1998 and (ii) the day on which Landlord's Work is deemed to have been substantially completed in accordance with Section 1.03(b). After the occurrence of the Commencement Date, Landlord shall advise Tenant thereof and Landlord and Tenant shall promptly confirm the Commencement Date and the Expiration Date by executing and delivering an instrument in the form of Exhibit E annexed hereto; provided, that the failure to execute and deliver such instrument shall not affect the determination of such dates in accordance with this Article I Pending the resolution of any dispute as to the Commencement Date, Tenant shall pay Rent based upon Landlord's determination.

                   (b) Landlord's Work shall be deemed to have been substantially completed on the earlier of (i) the date upon which Landlord's Work has been completed, other than (A) minor details or adjustments, (B) any Tenant Special Work and (C) any part of Landlord's Work that is not completed due to Tenant Delay; provided, that in each case Landlord shall nevertheless remain obligated to promptly complete Landlord's Work and (ii) the date Tenant takes possession of the Premises for the performance of Alterations or for any other reason (except as provided in the following sentence). Landlord shall use reasonable efforts to provide Tenant access to the Premises 10 days prior to
 the    Commencement    Date   for   the    purpose    of    installing
 special equipment, furniture, telecommunications equipment, computers, etc. if such access shall not materially interfere with the completion of Landlord's Work. If Tenant shall access the Premises in accordance with the preceding sentence, all of the provisions of this Lease shall be applicable thereto (including, without limitation, the insurance requirements of Section 7.02 (and Tenant shall in all events provide Landlord with evidence of such insurance prior to any such access), the provisions of Section 4.02 regarding the performance of Alterations (except for clause (c), clauses d (ii) and (iii) and clause (b) of Section 4.02) and Tenant's indemnity set forth in Section 6.12); provided, that the Commencement Date shall not be deemed to have occurred solely by reason of such access for the purposes permitted in the preceding sentence. Landlord shall have no liability to Tenant and the Commencement Date shall in no event be affected if Landlord shall be unable to provide Tenant with such access to the Premises. Any delay caused in the completion of Landlord's Work resulting from Tenant's access shall constitute a Tenant Delay.
                   (c) if for any reason Landlord shall be unable to deliver possession of the Premises to Tenant on any date specified in this Lease for such delivery, Landlord shall have no liability to Tenant therefor and the validity of this Lease shall not be impaired, nor shall the Term be extended, by reason thereof This Section 1.03 shall be an express provision to the contrary for purposes of Section 223-a of the New York Real Property Law and any other law of like import now or hereafter in effect. If the Commencement Date does not occur on or before 180 days after the date hereof (the "Outside Date") as such date may be extended by any delays beyond Landlord's reasonable control (including, without limitation, any Tenant Delay, but excluding Landlord's failure to satisfy an obligation to pay money), then Tenant may give to Landlord not less than 30 days' notice of Tenant's intent to terminate this Lease, which notice of termination must be given by Tenant on or before the date that is 30 days after the Outside Date (time being of the essence). if Tenant timely gives a termination notice pursuant to the preceding sentence and the Commencement Date does not occur on or before the date set for the termination of this Lease in Tenant's notice, then this Lease shall terminate on such date provided therefor in Tenant's termination notice and neither Tenant nor Landlord shall have any further obligation or liability to the other.

                   (d) "Tenant Special Work" means any work which Landlord reasonably anticipates would delay the projected time schedule for completion of Landlord's Work, whether (as examples and not by way of limitation) because of the specialized technical services required therefor (eg, computer installations or special electronic security systems), or a materially increased probability of delay by virtue of the requirements of prefabrication of material (eg, extraordinary woodworking or carpentry requirements) or the obtaining of unique commodities (eg, special woods or stones). Upon Tenant's request, Landlord shall advise Tenant whether, based upon the information submitted by Tenant to Landlord, any item of Landlord's Work shall constitute Tenant Special Work.

                   (e) On or before June 30, 1997, Landlord shall pay $600,000 to Tenant's prior landlord (In-House Partners) as consideration for the buy-out of Tenant's obligations under its lease with such prior landlord. If Landlord shall not make such payment on or before June 30, 1997 this Lease shall automatically terminate and be of no further force or effect and Landlord shall refund to Tenant the first installment of Fixed Rent paid by Tenant upon execution and delivery of this Lease and the Tenant Improvement Contribution.
             1.04 Tenant Delay. "Tenant Delay" means any delay which Landlord may encounter in the performance of Landlord's obligations under this Lease by reason of any act or omission of any nature of Tenant, its agents or contractors, including, without limitation, delays due to material changes in or additions to Landlord's Work requested by Tenant after submission by Tenant of the information required pursuant to the first sentence of Section4.01(b), changes in or additions to Landlord's Work requested by Tenant after approval of the Working Drawings by Tenant, delays by Tenant in submission of information or giving authorizations or approvals or delays due to the postponement of any Landlord's Work at the request of Tenant. Tenant shall pay to Landlord any costs or expenses incurred by Landlord by reason of any Tenant Delay.

             1.05 Use. The Premises shall be used and occupied by Tenant (and its permitted subtenants) solely as general and executive offices (including such ancillary uses in connection therewith as shall be reasonably required by Tenant in the operation of its business); provided, that in no event shall the Premises be used for any of the following: (a) a banking, trust company, or safe deposit business, (b) a savings bank, a savings and loan association, or a loan company, (c) the sale of travelers' checks and/or foreign exchange, (d) a stock brokerage office or for stock brokerage purposes, (e) a restaurant, bar or for the sale of food or beverages, (f) photographic reproductions and/or offset printing, (g) an employment or travel agency, (b) a school or classroom,
 (i) medical or psychiatric offices, (j) conduct of an auction, (k) gambling activities, (1) conduct of obscene, pornographic or other disreputable activities, (m) offices of an agency, department or bureau of the United States Government, any state or municipality within the United States or any foreign government, or any political subdivision of any of them, (n) offices of any charitable, religious, union or other not-for-profit organization, or (o) offices of any tax exempt entity within the meaning of Section 168(h)(2) of the Internal Revenue Code of 1986, as amended, or any successor or substitute statute, or rule or regulation applicable thereto. The Premises shall not be used for any purpose which would tend to lower the first-class character of the Building, create unreasonable or excessive elevator or floor loads, impair or interfere with any of the Building operations or the normal and efficient heating, ventilation, air-conditioning, cleaning or other servicing of the Building, constitute a public or private nuisance, interfere with, annoy or disturb any other tenant or Landlord, or impair the appearance of the Building.

             1.07 Offer Space. (a) As used herein:


                   "Available" means, as to any Offer Space, that such space is vacant and free of any present or future possessory right now or hereafter existing in favor of any third party. Anything to the contrary contained herein notwithstanding, Tenant's right of first offer pursuant to this Section 1.07 is subordinate to any right of offer, refusal right, extension right, expansion right or similar right or option in favor of any third party existing as of the date of this Lease.
                   "Offer   Period"   means  the   period   commencing   on  the
 Commencement Date to and including the date that is 36 months prior to the Expiration Date of the initial Term.
                   "Offer Space" means any Available space on the 3rd and 4th floors of the Building substantially as shown hatched on the plan annexed as Exhibit B-2.

                   (b) Provided  (i) this Lease shall not have been  terminated,
 (ii) Tenant shall not be in monetary default under this Lease or non-monetary default under this Lease beyond any applicable notice and grace period, and
 (iii) Tenant and/or a permitted subtenant under Section 5.01(c) shall occupy the entire Premises, if at any time during the Offer Period, either any Offer Space becomes, or Landlord reasonably anticipates that within the next 12 months (but not later than the last day of the Offer Period) any Offer Space will become Available, Landlord shall give to Tenant notice (an "Offer Notice") thereof, specifying (A) the fixed annual rental ("Offer Rental") which Landlord is then considering in good faith for the lease of such Offer Space, (B) the date or estimated date that such Offer Space has or shall become Available, (C) the number of rentable square feet contained in such Offer Space and (D) such other matters as Landlord may deem appropriate for such Offer Notice.
                   (c) Provided that on the date that Tenant exercises the Offer Space Option with respect to any Offer Space and on the Offer Space inclusion Date with respect to such Offer Space (i) this Lease shall not have been terminated, (ii) Tenant shall not be in monetary default under this Lease or non-monetary default under this Lease beyond any applicable notice and grace period, and (iii) Tenant and/or a pemmitted subtenant under Section 5.01(c) shall occupy the entire Premises, Tenant shall have the option (the "Offer Space Option"), exercisable by notice (an "Acceptance Notice") given to Landlord on or before the date that is 30 days aver the giving of the Offer Notice (time being of the essence) to include such Offer Space in the Premises. Provided Tenant shall comply with clauses (i) - (iii) above, and Tenant furnishes notice to Landlord within 10 days after Tenant's receipt of the Offer Notice, Tenant shall be permitted to inspect such Offer Space prior to Tenant's delivery of the Acceptance Notice at a time scheduled by Landlord with any tenant of such Offer Space and subject to the terms of any such tenant's lease, so long as Tenant shall be accompanied by a representative of Landlord.

                   (d) if Tenant timely delivers the Acceptance Notice with respect to any Offer Space, then, on the date on which Landlord delivers vacant possession of such Offer Space to Tenant (the "Offer Space Inclusion Date"), such Offer Space shall become part of the Premises, upon all of the terms and conditions set forth in this Lease, except (i) Fixed Rent with respect to such Offer Space shall be the Offer Rental, (ii) Tenant's Share shall be increased by a fraction (expressed as a percentage rounded to the nearest l/lOth) whose numerator is the number of rentable square feet contained in such Offer Space as specified in the Offer Notice and whose denominator is 195,125, (iii) Landlord shall not be required to perform Landlord's Work or any other work, pay any contribution or any other amount, or render any services to make the Building or such Offer Space ready for Tenant's use or occupancy, and Tenant shall accept such Offer Space in its "as is" condition on the Offer Space inclusion Date, and (iv) as may be otherwise set forth in the Offer Notice.
                   (e) if Landlord is unable to deliver possession of any Offer Space to Tenant for any reason on or before the date on which Landlord indicates that such Offer Space shall be Available as set forth in the Offer Notice, the Offer Space Inclusion Date shall be the date on which Landlord is able to so deliver possession and Landlord shall have no liability to Tenant therefor and this Lease shall not in any way be impaired. This Section 1.07(e) constitutes "an express provision to the contrary" within the meaning of
 Section 223(a) of the New York Real Property Law and any other law of like import now or hereafter in effect. If on the Offer Space inclusion Date with respect to any Offer Space, there is a holdover tenancy in such Offer Space, Landlord shall use reasonable efforts (including the prompt commencement and diligent prosecution of summary dispossess proceedings) to terminate such holdover tenancy.

                   (f) if Tenant fails timely to give an Acceptance Notice with respect to any Offer Space, then (i) Landlord may enter into one or more leases of the Offer Space with third parties on such terms and conditions as Landlord shall determine, the Offer Space Option and this Section 1.07 shall be null and void and of no further force and effect and Landlord shall have no further obligation to offer any Offer Space to Tenant, and (ii) Tenant shall, upon demand by Landlord, execute an instrument confirming Tenant's waiver of, and extinguishing, the Offer Space Option, but the failure by Tenant to execute any such instrument shall not affect the provisions of clause (i) above.
                   (g)  Promptly   after  the  occurrence  of  the  Offer  Space
 inclusion Date with respect to any Offer Space, Landlord and Tenant shall confirm the occurrence thereof and the inclusion of such Offer Space in the Premises by executing an instrument reasonably satisfactory to Landlord and Tenant; provided, that failure by Landlord or Tenant to execute such instrument shall not affect the inclusion of such Offer Space in the Premises in accordance with this Section 1.07.
                   (b) if any Offer Space is included in the Premises in accordance with this Section 1.07, then (i) the Offer Space Option shall be null and void and of no further force and effect and Landlord shall have no further obligation to offer any other Offer Space to Tenant, and (ii) Tenant shall, upon demand by Landlord, execute an instrument confirming Tenant's waiver of, and extinguishing, the Offer Space Option, but the failure by Tenant to execute any such instrument shall not affect the provisions of clause (i) above.
                   (i) Anything in this Lease to the contrary notwithstanding, this Section 1.07 shall be null and void and of no force or effect if (i) Curative Health Services, inc. or any assignee of this Lease from Curative Health Services, Inc. in accordance with Section 5.01(b) or (c) of this Lease is no longer the Tenant under this Lease, (ii) Curative Health Services, Inc. or any such assignee, together with a permitted subtenant under Section 5.01(c), at any time fails to occupy the entire Premises or (iii) Curative Health Services, Inc. or any such assignee shall at any time be in default under this Lease beyond any applicable period of grace.

             1.08 Expansion Space. (a) Provided that on the date Tenant exercises the Expansion Option and on the Commencement Date this Lease shall not have been terminated, Tenant shall have the option (the "Expansion Option") to lease all or any portion of the space on the 4th floor of the Building substantially as shown hatched on the floor plan annexed as Exhibit B-3 (subject to the further provisions hereof, the space with respect to which Tenant exercises the Expansion Option is the "Expansion Space" and the entire space shown hatched on the floor plan annexed as Exhibit B-3 is the "Potential Expansion Space"). if Tenant desires to exercise the Expansion Option for less than the entire Potential Expansion Space, Tenant shall deliver to Landlord, together with the Expansion Notice, a floor plan prepared by Tenant's architect showing the portion of the Potential Expansion Space with respect to which Tenant desires to exercise the Expansion Option (it being understood that the final location of the demising walls for such portion of the Potential Expansion Space shall be designated by Landlord). in all events the Expansion Space must be contiguous with the initial Premises. If the Expansion Space is less than all of the Potential Expansion Space, the number of rentable square feet contained therein shall be measured by the Architect in the same manner as the measurement of the Potential Expansion Space and such measurement by the Architect shall be conclusive and binding upon Tenant absent manifest error. Landlord and Tenant confirm that the Potential Expansion Space is conclusively deemed to contain 10,329 rentable square feet. The Expansion Option shall be exercisable by Tenant giving Landlord notice thereof (the "Expansion Notice") on or before the date which is 30 days after the date of this Lease (time being of the essence). if Tenant timely gives the Expansion Notice, the Expansion
 Space   shall    automatically    become   part   of   the   Premises,
 upon all of the terms and conditions set forth in this Lease. Together with the Expansion Notice, Tenant shall pay to Landlord an amount equal to the product of (i) 1/12th multiplied by (ii) $22.98 multiplied by (iii) the number of rentable square feet contained in the Expansion Space, to be applied against the first monthly installment of Fixed Rent.
                   (b) Promptly after the timely giving by Tenant of the Expansion Notice, Landlord and Tenant shall confirm the occurrence thereof and the inclusion of the Expansion Space in the Premises by executing an instrument reasonably satisfactory to Landlord and Tenant; provided, that failure by Landlord or Tenant to execute such instrument shall not affect the inclusion of the Expansion Space in the Premises in accordance with this Section 1.08.

                   (c) Anything in this Lease to the contrary notwithstanding, this Section 1.08 shall be null and void and of no force or effect if Curative Health Services, Inc. is no longer the Tenant under this Lease or this Lease shall be terminated.
                                 ARTICLE 2
                                    Rent
     2.01 Rent. "Rent" shall consist of Fixed Rent and Additional Rent
 2.02 Fixed Rent. (a) The fixed rent ("Fixed Rent") shall be payable as follows:
                         (i) for the period from the Rent Commencement Date to and including the day before the Ist anniversary of the Commencement Date, at the annual rate of $22.98 per rentable square foot contained in the Premises;
                         (ii) for the period from the 1st anniversary of the Commencement Date to and including the day before the 2nd anniversary of the Commencement Date, at the annual rate of $23.31 per rentable square foot contained in the Premises;
                         (iii) for the period from the 2nd anniversary of the Commencement Date to and including the day before the 3rd anniversary of the Commencement Date, at the annual rate of $23.64 per rentable square foot contained in the Premises;
                         (iv) for the period from the 3rd anniversary of the Commencement Date to and including the day before the 4th anniversary of the Commencement Date, at the annual rate of $23.97 per rentable square foot contained in the Premises;
                         (v) for the period from the 4th anniversary of the Commencement Date to and including the day before the 5th anniversary of the

 Commencement Date, at the annual rate of $24.31 per rentable square foot contained in the Premises;
                         (vi) for the period from the 5'h anniversary of the Commencement Date to and including the 6'h anniversary of the Commencement Date, at the annual rate of $24.66 per rentable square foot contained in the Premises;

                         (vii) for the period from the 6'h anniversary of the Commencement Date to and including the 7'h anniversary of the Commencement Date, at the annual rate of $25.01 per rentable square foot contained in the Premises; and

                         (viii) for the period from the 7'h anniversary of the Commencement Date to and including the Expiration Date, at the annual rate of $25.37 per rentable square foot contained in the Premises.

             Fixed Rent shall be payable by Tenant in 12 equal monthly installments in advance on the Rent Commencement Date and on the first day of each calendar month thereafter; provided, that Tenant shall pay, upon the execution and delivery of this Lease by Tenant, $47,875.00 to be applied against the first full monthly installment of Fixed Rent; and Provided further, that if the Rent Commencement Date is not the first day of a month, then Fixed Rent for the month in which the Rent Commencement Date occurs shall be prorated and paid on the Rent Commencement Date. "Rent Commencement Date" means the date occurring in the 6th month after the Commencement Date which is the same numerical date in the month as the Commencement Date except that if no same numerical date shall exist in such 6'h month, the Rent Commencement Date shall be the last day of such 6ih month.
             2.03 Additional Rent. "Additional Rent" means Tax Payments and all other sums of money, other than Fixed Rent, at any time payable by Tenant under this Lease, all of which Additional Rent shall be deemed to be rent.
             2.04 Tax Payments. (a) "Base Tax Amount" means the Taxes (excluding any amounts described in Section 2.04(b!(ii!) for the Tax Year commencing on December 1, 1997.
                   (b) "Taxes" means (i) the real estate taxes, assessments and special assessments levied, assessed or imposed upon or with respect to the Project by any federal, state, municipal or other government or governmental body or authority and (ii) any expenses incurred by Landlord in contesting such taxes or assessments and/or the assessed value of the Project, which expenses shall be allocated to the Tax Year to which such expenses relate. If at any time the method of taxation shall be altered so that in lieu of or as an addition to or as a substitute for, the whole or any part of such real estate taxes, assessments and special assessments now imposed on real estate, there shall be levied, assessed or imposed (x) a tax, assessment, levy, imposition, fee or charge wholly or partially as a capital levy or otherwise on the rents received therefrom, or (v) any other additional or substitute tax, assessment,
 levy,     imposition,     fee    or     charge,     including,
without limitation, business improvement district and transportation taxes, fees and assessments, then all such taxes, assessments, levies, impositions, fees or charges or the part thereof so measured or based shall be included in "Taxes" Except as permitted in this Section 2.04(b), "Taxes" shall not include any franchise, capital stock or transfer tax.
                   (c) "Tax Year" means each period of 12 months, commencing on the first day of December of each such period, in which occurs any part of the Term, or such other period of ] 2 months occurring during the Term as hereafter may be adopted as the fiscal year for real estate tax purposes of the Town of Hauppauge.
                   (d) "Tenant's Share" means a fraction (expressed as a percentage rounded to the nearest (1/lOth) whose numerator is the number of rentable square feet contained in the Premises and whose denominator is 195,125
                   (e) if Taxes for any Tax Year, including the Tax Year in which the Commencement Date occurs, shall exceed the Base Tax Amount, Tenant shall pay to Landlord (each, a "Tax Payment Tenant's Share of the amount by which Taxes for such Tax Year are greater than the Base Tax Amount. Landlord may furnish to Tenant, prior to the commencement of each Tax Year, a statement setting forth Landlord's reasonable estimate of the Tax Payment for such Tax Year. Tenant shall pay to Landlord on the first day of each month during such Tax Year, an amount equal to 1/12th of Landlord's estimate of the Tax Payment for such Tax Year. If Landlord shall not furnish any such estimate for a Tax Year or if Landlord shall furnish any such estimate for a Tax Year subsequent to the commencement thereof, then (i) until the first day of the month following the month in which such estimate is furnished to Tenant, Tenant shall pay to Landlord on the first day of each month an amount equal to the monthly sum payable by Tenant to Landlord under this Section 2.04(e) in respect of the last month of the preceding Tax Year; (ii) after such estimate is furnished to Tenant, Landlord shall notify Tenant whether the installments of the Tax Payment previously made for such Tax Year were greater or less than the installments of the Tax Payment to be made in accordance with such estimate, and (x) if there is a deficiency, Tenant shall pay the amount thereof within 10 days after demand there for or (y) if there is an overpayment, Landlord shall promptly refund to Tenant the amount thereof and (iii) on the first day of the month following the month in which such estimate is furnished to Tenant and monthly thereafter throughout such Tax Year, Tenant shall pay to Landlord an amount equal to 1/12th of the Tax Payment shown on such estimate. Landlord may, during each Tax Year, furnish to Tenant a revised statement of Landlord's estimate of the Tax Payment for such Tax Year, and in such case, the Tax Payment for such Tax Year shall be adjusted and paid or refunded as the case may be, substantially in the same manner as provided in the preceding sentence. After the end of each Tax Year Landlord shall furnish to Tenant a statement of Tenant's Tax Payment for such Tax Year (and shall endeavor to do so within 180 days after the end of each Tax Year) along with a copy of any relevant Tax bill. If such statement shall show that the sums paid by Tenant, if any, under
 Section 2.04(e) exceeded the Tax Payment to be paid by Tenant for the applicable Tax Year, Landlord shall promptly refund to Tenant the amount of such excess; and if such statement shall show that the sums so paid by Tenant were less than the Tax Payment to be paid by Tenant for such Tax Year, Tenant shall pay the amount of such deficiency within 10 days after demand therefor. If there shall be any increase in the Taxes for any Tax Year, whether during or after such Tax Year, or if there shall be any decrease in the Taxes for any Tax Year, the Tax Payment for such Tax Year shall be appropriately adjusted and paid or refunded, as the case may be, in accordance herewith. In no event, however, shall Taxes be reduced below the Base Tax Amount (as the same may be reduced pursuant to clause (g) below).
                   (f) if Landlord shall receive a refund of Taxes for any Tax Year, Landlord shall pay to Tenant Tenant's Share of the net refund (after deducting from such refund the costs and expenses of obtaining the same, including, without limitation, appraisal, accounting and legal fees, to the extent that such costs and expenses were not included in the Taxes for such Tax
 Year); provided, that such payment to Tenant shall in no event exceed Tenant's Tax Payment paid for such Tax Year.
                   (g) if the Taxes comprising the Base Tax Amount are reduced as a result of an appropriate proceeding or otherwise, the Taxes as so reduced shall for all purposes be deemed to be the Base Tax Amount and Landlord shall notify Tenant of the amount by which the Tax Payments previously made were less than the Tax Payments required to be made under this Section 2.04, and Tenant shall pay the deficiency within 10 days after demand therefor.
             2.05 Tax Provision.
                    (a) in any case provided in Section 2.04 in which Tenant is entitled to a refund, Landlord may, in lieu of making such refund, credit against future installments of Rent any amounts to which Tenant shall be entitled. Nothing in this Article 2 shall be construed so as to result in a decrease in the Fixed Rent. If this Lease shall expire before any such credit shall have been fully applied, then (provided Tenant is not in default under this Lease) Landlord shall refund to Tenant the unapplied balance of such credit.
                   (b) Landlord's failure to render or delay in rendering any statement with respect to any Tax Payment or installment thereof shall not prejudice Landlord's right to thereafter render such a statement, nor shall the rendering of a statement for any Tax Payment or installment thereof prejudice Landlord's right to thereafter render a corrected statement therefor.

                   (c) Each Tax Payment in respect of a Tax Year which begins prior to the Commencement Date or ends after the expiration or earlier termination of this Lease, and any tax refund pursuant to Section 2.04(f), shall be prorated to correspond to that portion of such Tax Year occurring within the Term.

             2.06 Electricity. (a) Tenant's demand for, and consumption of electricity in the Premises (excluding all electricity necessary to operate the unit which provides heating, ventilation and air-conditioning to the Premises in accordance with

 Section 3.01(a)(i) below) shall be determined by meter or meters installed (or, if existing, retrofitted) by Landlord (as part of Landlord's Work) at Tenant's expense. Tenant shall pay for such electric consumption within 15 days after rendition of bills therefor, which bills shall be rendered by or on behalf of Landlord separately for each meter. In addition, Tenant shall pay to Landlord on the first day of each month during the Term $100.00 as an administrative charge.
                   (b) The amount payable by Tenant per "KW" and "KWHR" for electricity consumed within the Premises, whether determined by meters or as otherwise provided below, shall be the amount ("Landlord's Rate") at which Landlord from time to time purchases each KW and KWHR of electricity for the same period from the utility company (including all surcharges, taxes, fuel adjustments, taxes passed on to consumers by the public utility, and other sums payable in respect thereof). Landlord's Rate shall be determined from time to time by dividing the cost charged by said utility (averaged separately for KW and KWHRs) during each respective billing period by the number of KWs and KWHRs consumed by the Building as set forth on the utility company invoice for such period.
                   (c) if on the Offer Space inclusion Date with respect to any Offer Space, (i) any portion of Tenant's electric consumption (KW and KWHR) is measured on a meter that also measures the electric consumption of another tenant in the Building or (ii) Tenant occupies the Offer Space prior to the installation of meters, then in either such case Tenant's consumption (KW and
 KWHR) of electricity shall be reasonably estimated by Landlord, and Tenant shall pay Landlord's Rate as applied to such consumption (the "Actual Charge"); provided, that in no event shall Tenant pay less than $2.25 per rentable square foot per annum (the "Minimum Charge").
                   (d) The Actual Charge shall be adjusted by Landlord from time to time if there is a change in Landlord's Rate, and may be adjusted by Landlord from time to time if, in Landlord's reasonable judgment, Tenant is not paying for the entire cost of Tenant's demand for, and consumption of, electricity, including, without limitation, by reason that additional electrical equipment is installed in the Premises, or if Tenant increases its hours of operation. If applicable, any adjustment to the Actual Charge shall be retroactive to the date of the relevant change in Tenant's consumption or in Landlord's Rate.

                   (e) if Tenant disagrees in good faith with any such determination or adjustment made by Landlord in the absence of a meter or with respect to a shared meter, Tenant shall notify Landlord thereof within 60 days after Landlord gives Tenant notice of such determination or adjustment and Landlord, at Tenant's request made within such 60 day period, shall retain, at Tenant's expense, an independent electrical consultant reasonably satisfactory to Tenant who shall survey the demand for, and consumption of, electricity by Tenant and, if applicable, each other tenant who shares such submeter, and the determination made by such electrical consultant shall be binding on Landlord and Tenant (provided that in no event shall the charge to Tenant be less than the Minimum Charge). if Tenant fails to so disagree with any such determination or adjustment made by Landlord, or to request that Landlord obtain an independent electrical consultant, within such 60 day period, such determination or adjustment shall be conclusive and binding on Tenant. Pending the determination of such consultant. Tenant shall pay the Actual Charge determined by Landlord, and upon such determination by the consultant, appropriate adjustment shall be made retroactive to the date of determination by the consultant. Surveys of Tenant's electrical consumption shall be based upon the use of electricity during Business Hours on Business Days, and on such other days and hours when electricity is used in the Premises; and if cleaning services are provided by Landlord, such survey shall include Landlord's normal cleaning hours of 5 hours per day for lighting within the Premises and for electrical equipment normally used for such cleaning.
                   (f) in no event shall the charge to Tenant for electric energy furnished to the Premises be less than the cost to Landlord of obtaining and furnishing such electric energy, in which event such charge shall be equal to such cost.
                   (g) if pursuant to Laws, the charges to Tenant pursuant to Sections 2.06(b) and (c) shall be reduced below that to which Landlord is entitled under those sections, the deficiency shall be paid by Tenant within 30 days after being billed therefor, for the use and maintenance of the electric distribution system of the Building. If any charge or tax is imposed upon the sale or resale of electric energy to Tenant, then, to the extent permitted by law, the amount of such charge or tax shall be paid by Tenant, and Landlord may include the amount thereof in its bill(s) to Tenant.
                   (b) At Landlord's option, Landlord shall furnish and install all replacement lighting, tubes, lamps, bulbs and ballasts required in the Premises, and Tenant shall pay to Landlord or its designated contractor upon demand Landlord's then established reasonable charges therefor.
             2.07 Manner of Payment. Tenant shall pay all Rent as the same shall become due and payable under this Lease either by wire transfer of immediately available federal funds as directed by Landlord or by check (subject to collection) drawn on a New York Clearing House Association member bank, in each case at the times provided herein without notice or demand and without setoff or counterclaim. All Rent shall be paid in lawful money of the United States to Landlord at its office or such other place as Landlord may from time to time designate. If Tenant fails timely to pay any Rent, Tenant shall pay interest thereon from the date when such Rent became due to the date of Landlord's receipt thereof at the lesser of (a) I'./2O/o per month or (b) the maximum rate permitted by law. Any Additional Rent for which no due date is specified in this Lease shall be due and payable on the 10th day after the date of invoice. All bills, invoices and statements rendered to Tenant with respect to this Lease shall be binding and conclusive on Tenant unless, within 60 days after receipt of same, Tenant notifies Landlord that it is disputing same.

             2.08 Security. (a) Within 7 days after the date hereof, Tenant shall deliver to Landlord, as security for the performance of Tenant's obligations under this Lease, a clean, irrevocable, non-documentary and unconditional Letter of Credit issued by and drawable upon any commercial bank, trust company, national banking association or savings and loan association with offices for banking purposes in the City of New York (the "Issuing Bank"), which has outstanding unsecured, uninsured and unguaranteed indebtedness, or shall have issued a letter of credit or other credit facility that constitutes the primary security for any outstanding indebtedness (which is otherwise uninsured and unguaranteed), that is then rated, without regard to qualification of such rating by symbols such as "+" or "-" or numerical notation, "AA" or better by Moody's investors Service and "Aa" or better by Standard & Poor's Ratings Service, and has combined capital, surplus and undivided profits of not less than $500,000,000. Such Letter of Credit shall
 (i) name Landlord as beneficiary, (ii) be in the amount of $500,000 "Securitv Deposit", (iii) have a term of not less than one year, (iv) permit multiple drawings, (v) be fully transferable by Landlord to a successor landlord, and
 (vi) otherwise be in form and content reasonably satisfactory to Landlord; provided, however, that Landlord shall in no event be obligated to accept a Letter of Credit for any amount less than $25,000. If upon any transfer of the Letter of Credit, any fees or charges shall be so imposed, then such fees or charges shall be payable by Tenant and the Letter of Credit shall so specify. The Letter of Credit shall provide that it shall be deemed automatically renewed, without amendment, for consecutive periods of one year each thereafter during the Term, unless the issuing Bank sends a notice (the "Non-Renewal Notice") to Landlord by certified mail, return receipt requested, not less than 45 days next preceding the then expiration date of the Letter of Credit, stating that the issuing Bank has elected not to renew the Letter of Credit. Landlord shall have the right, upon receipt of a Non-Renewal Notice, to draw the full amount of the Letter of Credit, by sight draft on the issuing Bank, and shall thereafter hold or apply the cash proceeds of the Letter of Credit pursuant to the terms of this Section 2.08. The issuing Bank shall agree with all drawers, endorsers and bona fide holders that drafts drawn under and in compliance with the terms of the Letter of Credit will be duly honored upon presentation to the issuing Bank at an office location in Manhattan. The Letter of Credit shall be subject in all respects to the Uniform Customs and Practice for Documentary Credits (1993 revision), international Chamber of Commerce Publication No. 500. Landlord may draw on the Security Deposit to remedy defaults by Tenant in the payment or performance of any of Tenant's obligations under this Lease. If Landlord shall have so drawn upon the Security Deposit, Tenant shall upon demand deposit with Landlord a sum equal to the amount so drawn by Landlord.

                         (i) if Tenant fails to deliver the Letter of Credit to Landlord within 7 days after the date hereof such failure shall constitute an immediate event of default entitling Landlord to exercise all of its rights and remedies under Article 6.

                   (b) Notwithstanding anything to the contrary contained in this Section 2.08, provided Tenant shall not be in default in the performance of any obligation under this Lease and no default by Tenant shall have previously occurred under this

           Lease, Landlord shall consent to
           the Security Deposit being reduced to $40
             I
           the first anniversary of the Rent
           Commencement Date, $300,000.00 on
               anniversary of the Rent Commencement Date, $200,000.00 on the
                         third an
                        the Rent Commencement Date and $100,000.00 on the fourth
                         anniversarv

        Commencement Date (each, a
        "Reduction Date"). At any time following each I Date (provided Tenant shall not be in default in the performance of any obligation I this Lease and no default by Tenant shall have previously occurred under
                   Tenant may deliver to Landlord an amendment to the Letter of
                         Credit (which

           must be reasonably acceptable to
           Landlord in all respects) reducing the

           Letter of Credit accordingly and Landlord shall execute the amendment tn.
             I
           documents as are reasonably
           necessary to reduce the amount of the Letter m
                     accordance with the terms hereof Provided that Tenant shall not be in default

           obligation set forth in this Lease
           and no default by Tenant shall have previous
             |
           under this Lease, at any time
           after the fifth anniversary of the Rent Commence
             I
           Tenant may replace the Letter of
           Credit with a certified check payable to L
                         drawn on a New York Clearinghouse Association member bank in an amount 1/12 multiplied by the product of $25.37 per rentable square foot multi number of rentable square feet contained in the Premises on the Rent
                  Date. The proceeds of such certified check shall be held in an interest-bear
                  and may be applied by Landlord to remedy defaults by Tenant in the
                    performance of any of Tenant's obligations under this Lease.
                         If Landlord
                   such proceeds, Tenant shall upon demand deposit with Landlord a sum
                        amount so applied by Landlord. Provided Tenant is not in
                         default under this
                   Tenant has surrendered the Premises to Landlord in accordance with all of
                      conditions of this Lease, on or before the date that is 30 days after the expiration
                  termination of this Lease, (i) Landlord shall return to Tenant the Security E
                         held by Landlord with interest or (ii) if Lo
                         Deposit to remedy defaults by Tenant in
                         obligations under this Lease, Landlord
                         Security Deposit remaining in Land







                                     3.01 Landlord Se
                         occupies the Premises for
                         the condo with the
                         following services

                                       (i)
                         Premises from 8:00 a.m. to 6:00 pm
                         on Saturdays (other than any Saturday
                         "Business Days") for reasonably
                         Tenant's compliance with design              .
                         criteria set forth on Exhibit D-l an
 or air conditioning services at any other times, Landlord shall furnish such service (A) in the case of a Business Day, upon receiving notice from Tenant by 3:00 p.m. of such Business Day and (B) in the case of a day other than a Business Day, upon receiving notice from Tenant by 1:00 p.m. of the immediately preceding Business Day, and Tenant shall pay to Landlord upon demand Landlord's then established charges therefor, which are currently $75.00 per hour.
                         (ii) (A) passenger elevator service to each
 floor of the Premises at all times during Business Hours on Business Days, with at least one passenger elevator subject to call at all other times and (B) freight elevator service to the Premises on a reserved basis and, if at times other than Business Hours on Business Days, upon the payment of Landlord's then established charges therefor (except that there shall be no charge to Tenant for use of such freight elevator for the performance of the initial Improvements and for Tenant's initial move into the Premises); the use of all elevators shall be on a nonexclusive basis;
                         (iii)  reasonable  quantities  of hot  and  cold
 water to the floor(s) on which the Premises are located; if Tenant shall require quantities of water in excess of that customarily used in an office installation, Landlord may install and maintain, at Tenant's expense, meters to measure Tenant's consumption of cold water and/or hot water in which event Tenant shall reimburse Landlord for the quantities of cold water and hot water shown on such meters (including Landlord's standard charge for the production of such hot water, if produced by Landlord), on demand;
                         (iv) 6 watts per rentable square foot of the
 Premises of electric energy through presently installed electric facilities for Tenant's reasonable use of lighting and other electrical fixtures, appliances and equipment based on Tenant's approved plan for initial occupancy; in no event shall Tenant's consumption of electricity exceed the capacity of existing feeders to the Building or the risers or wiring serving the Premises, nor shall Tenant be entitled to any unallocated power available in the Building unless, in Landlord's judgment (taking into account the then existing and future needs of other then existing and future tenants, and other needs of the Building), the same is available and necessary for Tenant's use; and
                         (v)  cleaning   services  in   accordance   with
 Exhibit D attached hereto. Tenant shall pay to Landlord upon rendition of an invoice therefor the costs incurred by Landlord for (A) extra cleaning work in the Premises required because of (w) carelessness, indifference, misuse or neglect on the part of Tenant, its subtenants or their respective employees or visitors, (x) interior glass partitions or an unusual quantity of interior glass surfaces, (y) non-building standard materials or finishes installed in the Premises and/or (z) the use of the Premises other than during Business Hours on Business Days and/or (B) removal from the Premises and the Building of any refuse of Tenant (x) in excess of that ordinarily accumulated in business office occupancy, and/or (y) at times other than Landlord's standard cleaning times. Notwithstanding the foregoing, Landlord shall not be required to clean any portions of the Premises used for kitchens (except for so-called Dwyer Units or kitchenettes where no cooking is performed other than by microwave ovens), cafeterias, private lavatories or toilets or other special purposes requiring greater or more difficult cleaning work than office areas and Tenant shall retain Landlord's cleaning contractor to perform such cleaning at Tenant's expense; provided, that if Landlord's contractor shall be an Affiliate of Landlord, the cost of such cleaning services shall not exceed an amount charged by first-class providers of such services on an arms-length basis. Landlord's cleaning contractor shall have access to the Premises after 6:00 p.m. and before 8:00 a.m. and shall have the right to use, without charge therefor, all light, power and water in the Premises reasonably required to clean the Premises.
                   (b) Landlord may stop or interrupt any Landlord Service, electricity, or other service and may stop or interrupt the use of any Building facilities and systems at such times as may be necessary and for as long as may reasonably be required by reason of accidents, strikes, or the making of repairs, alterations or improvements, or inability to secure a proper supply of fuel, gas, steam, water, electricity, labor or supplies, or by reason of any other cause beyond the reasonable control of Landlord. Landlord shall have no liability to Tenant by reason of any stoppage or interruption of any Landlord Service, electricity or other service or the use of any Building facilities and systems for any reason. In case of any stoppage or interruption of any Landlord Service where such stoppage or interruption has occurred due to circumstances or conditions within Landlord's control, Landlord shall use reasonable efforts to minimize any interference with Tenant's use of the Premises for the ordinary conduct of Tenant's business and shall comply with Section 4.04(d) with respect to any access to the Premises. Landlord shall use reasonable diligence (which shall not include incurring overtime charges) to make such repairs as may be required to machinery or equipment within the Project to provide restoration of any Landlord Service and, where the cessation or interruption of such Landlord Service has occurred due to circumstances or conditions beyond the Project boundaries, to cause the same to be restored by diligent application or request to the provider.
                   (c) Without limiting any of Landlord's other rights and remedies, if Tenant shall be in default beyond any applicable grace period, Landlord shall not be obligated to furnish to the Premises any service outside of Business Hours on Business Days, and Landlord shall have no liability to Tenant by reason of any failure to provide, or discontinuance of, any such service.

 (d) "Business Hours" means 8:00 a.m. to 6:00 p.m. and from 8:00 a.m. to 1:00 p.m. on Saturdays. "Business Days" means all days except Saturday, Sundays, New Year's Day, Washington's Birthday, Memorial Day, independence Day, Labor Day, Thanksgiving, the day following Thanksgiving, Christmas and any other days which are observed by both the federal and the state governments as legal holidays.

                                  ARTICLE 4
                     Leasehold Improvements; Tenant Covenants

            4.01 initial Improvements. (a) Landlord shall retain and coordinate the services of an architect (the "Architect") to prepare working drawings (the "Working Drawings") relating to the construction of Tenant's initial leasehold improvements in the Premises (the "Initial Improvements"). Tenant shall review the Working Drawings and shall notify Landlord of any required revisions within 7 Business Days and any delay by Tenant in doing so shall constitute a Tenant Delay. Landlord shall cause all of the initial Improvements (other than the wiring and installation of telephones, computers and of Rice equipment) to be constructed ("Landlord's Work"). On the date hereof, Tenant has paid to Landlord an amount equal to $600,000 (the "Tenant improvement Contribution") which shall be used and applied by Landlord to pay for the cost to perform Landlord's Work. If the cost to perform Landlord's Work exceeds the Tenant improvement Contribution, then Landlord shall bear the next portion of such costs up to an amount equal to (i) $22.50 per rentable square foot contained in the Premises, less (ii) the Tenant Improvement Contribution. If the cost to perform Landlord's Work exceeds $22.50 per rentable square foot contained in the Premises then within 10 days after Tenant's receipt of an invoice therefor, Tenant shall pay to Landlord the amount by which the cost to perform Landlord's Work exceeds $22.50 per rentable square foot contained in the Premises. Upon request, Landlord shall provide to Tenant reasonable information regarding the use and application of the Tenant improvement Contribution to pay for costs incurred by Landlord to perform Landlord's Work. All references in this Section 4.01(a) to "the cost to perform Landlord's Work" shall be inclusive of a sum equal to 3% of the total cost of Landlord's Work for Landlord's indirect costs, field inspection and coordination in connection with Landlord's Work. All references in this Section4.01(a) to "the cost to perform Landlord's Work" shall be exclusive of all architectural (including the Architect), engineering and other fees and expenses, which fees and expenses shall be paid by Landlord, provided that in no event shall such fees and expenses exceed $2.15 per rentable square foot contained in the Premises. In the event that such fees and expenses shall exceed $2.15 per rentable square foot contained in the Premises, Tenant shall pay any such excess.

                   (b) it is understood that Tenant's architect shall be responsible for programming, schematic design and design development. On or before the date which is 30 days after the date of this Lease, Tenant shall deliver to Landlord a space plan (which shall be submitted on a computer disk which shall conform to the AUTO-CAD system) showing in appropriate detail the proposed location of partitions, doors, millwork and custom areas, door and hardware types, electrical communication and special lighting plans and generic room finish schedule and other relevant information reasonably requested by the Architect to prepare the Working Drawings. Without limiting the foregoing, Tenant shall (i) approve or request specific changes with respect to any drawings, plans or other materials submitted to Tenant by Landlord and (ii) upon request by Landlord, make a representative available to meet with Landlord or the Architect at the offices of Landlord or the Architect, in each case as soon as reasonably practicable, but in all events within 3 Business Days of such request. If Tenant fails to comply in a timely manner with this Section 4.01(b), such failure shall constitute a Tenant Delay.
                   (c) (i) if Tenant desires to make changes in Landlord's Work after submission to Landlord of the information described in the first sentence of Section 4.01 (b) (other than such changes as are consistent with the Space Plan and do not constitute material changes to such information provided to Landlord) or any changes in Landlord's Work after Tenant's approval of the Working Drawings, Tenant or the Architect shall submit a signed change order request (a "Change Order Request") accompanied by drawings in sufficient detail depicting the change.
                         (ii) Within 7 days after  receipt  from Tenant of
 the Change Order Request and drawings in sufficient detail depicting the change, Landlord shall submit a change order (a "Change Order"), including an estimate of the cost of such work, to Tenant for approval.
                         (iii)  if  a  Change  Order  is   acceptable   to
 Tenant, Tenant shall accept the Change Order by executing the Change Order and returning it to Landlord within 3 Business Days after receiving same from Landlord. If Tenant does not execute a Change Order within 3 Business Days after receiving same from Landlord, such Change Order shall be considered disapproved by Tenant, and Landlord shall continue with Landlord's Work as if the change were never requested by Tenant. All costs incurred by Landlord for any delay arising from Tenant's failure to execute a Change Order shall be for Tenant's account.
                         (iv) No change or addition made by or on behalf of Tenant in Landlord's Work after Landlord's receipt of the information described in the first sentence of Section4.01(b) (other than such changes which are consistent with the Space Plan and do not constitute material changes to such information provided to Landlord) or any changes in Landlord's Work after Tenant's approval of the Working Drawings shall extend the Rent Commencement Date.
                   (d) Not later than 4 Business Days prior to substantial completion of Landlord's Work, Landlord, Tenant and the Architect shall perform a joint walk-through of the Premises and, in accordance with such walk-through, the Architect shall prepare and provide to Landlord and Tenant a "punch list" which identifies (i) incomplete construction and (ii) construction completed which is inconsistent with the Working Drawings. Landlord shall thereafter complete the work properly shown on said list with reasonable diligence.

                   (e) Landlord shall bid the performance of Landlord's Work to at least 3 general contractors. Tenant may recommend I general contractor to participate in such bidding (subject to Landlord's reasonable approval thereof). Tenant shall have the right to  review  all  bids,  but  Landlord  shall  have the  right in its sole discretion to select the general contractor.
             4.02 Alterations. (a) Tenant shall make no improvements, changes or alterations in or to the Premises ("Alterations") without Landlord's prior approval. Provided Tenant is not in monetary default under this Lease or non-monetary default Under this Lease beyond any applicable notice and grace period, Landlord shall not unreasonably withhold its approval to any Alteration that is not a Material Alteration. "Material Alteration" means an Alteration that (i) is not limited to the interior of the Premises or which affects the exterior (including the appearance) of the Building, (ii) is structural or affects the strength of the Building, (iii) affects the usage (more than to a de minimis extent) or the proper functioning of any of the Building systems,
 (iv) has a cost greater than $25,000.00,(v) requires the consent of any Superior Mortgagee or Superior Lessor or (vi) requires a change to the Building's certificate of occupancy.
                   (b) Tenant shall not proceed with any Alteration unless and until Landlord approves Tenant's plans and specificationS therefor Any review or approval by Landlord of plans and specifications with respect to any Alteration is solely for Landlord's benefit, and without any representation or warranty to Tenant with respect to the adequacy, correctness or efficiency thereof, its compliance with Laws or otherwise.
                   (c) Tenant shall pay to Landlord upon demand Landlord's reasonable costs and expenses (including, without limitation, the fees of any architect or engineer employed by Landlord or any Superior Lessor or Superior Mortgagee for such purpose) for reviewing plans and specifications and inspecting Alterations.
                   (d) Before proceeding with any Alteration that will cost more than $25,000.00 (exclusive of the costs of decorating work and items constituting Tenant's Property), as estimated by a reputable contractor designated by Landlord, Tenant shall furnish to Landlord one of the following (as selected by Landlord): (i) a cash deposit, (ii) a performance bond and a labor and materials payment bond (issued by a corporate surety licensed to do business in New York reasonably satisfactory to Landlord) or (iii) an irrevocable, unconditional, negotiable letter of credit, issued by a bank and in a form reasonably satisfactory to Landlord; each to be equal to 100% of the cost of the Alteration, estimated as set forth above. Any such letter of credit shall be for one year and shall be renewed by Tenant each and every year until the Alteration in question is completed and shall be delivered to Landlord not less than 30 days prior to the expiration of the then current letter of credit, failing which Landlord may present the then current letter of credit for payment and deposit the proceeds into an interest-bearing account to be administered in accordance with this Section 4.02. Upon (A) the completion of the Alteration in accordance with the terms of this Section 4.02 and (B) the submission to Landlord of (x) proof evidencing the payment in full for said Alteration, (y) written unconditional lien waivers of mechanics' liens and other liens on the Project from all contractors performing said Alteration and
 (z) all sign-offs from governmental agencies having jurisdiction, the security deposited with Landlord (or the balance of the proceeds thereof, if Landlord has drawn on the same) shall be returned to Tenant. Upon Tenant's failure properly to perform, complete and fully pay for any Alteration, as determined by Landlord, Landlord may, upon notice to Tenant, draw on the security deposited under this Section 4.02(d) to the extent Landlord deems necessary in connection with said Alteration, the restoration and or protection of the Premises or the Project and the payment of any costs, damages or expenses resulting therefrom.
                   (e) Tenant shall obtain (and furnish copies to Landlord of) all necessary governmental permits and certificates for the commencement and prosecution of Alterations and for final approval thereof upon completion, and shall cause Alterations to be performed in compliance therewith, and in compliance with all Laws and with the plans and specifications approved by Landlord. Alterations shall be diligently performed in a good and workmanlike manner, using new materials and equipment at least equal in quality and class to the then standards for the Building established by Landlord. Alterations shall be performed by contractors first approved by Landlord, which approval shall not be unreasonably withheld or delayed; provided, that any Alterations in or to the systems of the Building shall be performed only by the contractor(s) designated by Landlord; Provided that if such contractor is an Affiliate of Landlord, the fees of such contractor shall not exceed the amount which would be charged by a first-class contractor on an arms-length basis. The performance of any Alteration shall not be done in a manner which would create any work stoppage, picketing, labor disruption, disharmony or dispute or any interference with the business of Landlord or any tenant or occupant of the Building. Tenant shall immediately stop the performance of any Alteration if Landlord notifies Tenant that continuing such Alteration would create any work stoppage, picketing, labor disruption, disharmony or dispute or any material interference with the business of Landlord or any tenant or occupant of the Building.
                   (f) Throughout the performance of Alterations, Tenant shall carry worker's compensation insurance in statutory limits, "all risk" Builders Risk coverage and general liability insurance, with completed operation endorsement, for any occurrence in or about the Project, under which Landlord and its agent and any Superior Lessor and Superior Mortgagee whose name and address have been furnished to Tenant shall be named as parties insured, in such limits as Landlord may reasonably require, with insurers reasonably satisfactory to Landlord. Tenant shall furnish Landlord with evidence that such insurance is in effect at or before the commencement of Alterations and, on request, at reasonable intervals thereafter during the continuance of Alterations.
                   (g) Should any mechanics' or other liens be filed against any portion of the Project by reason of the acts or omissions of, or because of a claim against, Tenant or anyone claiming under or through Tenant, Tenant shall cause the same to be canceled or discharged of record by bond or otherwise within 10 days after notice from Landlord. If Tenant shall fail to cancel or discharge said lien or liens within said 10 day period, Landlord may cancel or discharge the same and, upon Landlord's demand, Tenant shall reimburse Landlord for all costs incurred in canceling or discharging such liens, together with interest thereon at the interest Rate from the date incurred by Landlord to the date of payment by Tenant, such reimbursement to be made within 10 days after receipt by Tenant of a written statement from Landlord as to the amount of such costs. Tenant shall indemnify and hold Landlord harmless from and against all costs (including, without limitation, attorneys' fees and disbursements and costs of suit), losses, liabilities or causes of action arising out of or relating to any Alteration, including, without limitation, any mechanics' or other liens asserted in connection with such Alteration.
                   (b) Tenant shall deliver to Landlord, within 30 days after the completion of an Alteration, "as-built" drawings thereof During the Term, Tenant shall keep records of Alterations costing in excess of $5,000 including plans and specifications, copies of contracts, invoices, evidence of payment and all other records customarily maintained in the real estate business relating to Alterations and the cost thereof and shall, within 30 days after demand by Landlord. furnish to Landlord copies of such records.
                   (i) All Alterations to and Fixtures installed by Tenant in the Premises shall be fully paid for by Tenant in cash and shall not be subject to conditional bills of sale, chattel mortgages, or other title retention agreements.
             4.03 Landlord's and Tenant's Property. (a) All fixtures, equipment, improvements and appurtenances attached to or built into the Premises which would cause material damage to the Premises or the Building to remove, whether or not at the expense of Tenant (collectively, "Fixtures"), shall be and remain a part of the Premises and shall not be removed by Tenant. All Fixtures constituting improvements and Betterrments shall be the property of Tenant during the Term and, upon expiration or earlier termination of this Lease, shall become the property of Landlord. All Fixtures other than improvements and Betterments shall, upon installation, be the property of Landlord. "Improvements and Betterments" means (i) all Fixtures, if any, installed at the expense of Tenant, whether installed by Tenant or by Landlord (i.e., excluding any Fixtures paid for by Landlord directly or by way of an allowance) and (ii) all carpeting in the Premises.
                   (b) All movable partitions, business and trade fixtures, machinery and equipment, and all furniture, furnishings and other articles of movable personal property owned by Tenant and located in the Premises (collectively, "Tenant's Property") shall be and shall remain the property of Tenant and may be removed by Tenant at any time during the Term; provided, that if any Tenant's Property is removed, Tenant shall repair any damage to the Premises or to the Building resulting from the installation and/or removal thereof

                   (c) At or before the Expiration Date, or within 15 days after any earlier termination of this Lease, Tenant, at Tenant's expense, shall remove Tenant's Property from the Premises (except such items thereof as Landlord shall have expressly permitted to remain, which shall become the property of Landlord), and Tenant shall repair any damage to the Premises or the Building resulting from any installation and/or removal of Tenant's Property. Any items of Tenant's Property which remain in the Premises after the Expiration Date, or more than 15 days after an earlier termination of this Lease, may, at the option of Landlord, be deemed to have been abandoned, and may be retained by Landlord as its property or disposed of by Landlord, without accountability, in such manner as Landlord shall determine at Tenant's expense.
                   (d) Landlord, by notice given to Tenant at any time prior to the Expiration Date or not later than 30 days after any earlier termination of this Lease, may require Tenant, notwithstanding Section 4.03(a), to remove all or any Fixtures that do not constitute a standard office installation, such as, by way of example only, kitchens, vaults, safes, raised flooring and stairwells. If Landlord shall give such notice, then Tenant, at Tenant's expense, prior to the Expiration Date, or, in the case of an earlier termination of this Lease, within 15 days after the giving of such notice by Landlord, shall remove the same from the Premises, shall repair and restore the Premises to the condition existing prior to installation thereof and shall repair any damage to the Premises or to the Building due to such removal.
 Notwithstanding the foregoing, Tenant may, together with the plans and specifications required to be submitted pursuant to Section 4.02, submit a notice to Landlord inquiring whether the proposed Alteration (or any pan thereof does not constitute a standard of office installation.
             4.04 Access and Changes to Building. (a) Landlord reserves the right, at any time, to make changes in or to the Project as Landlord may deem necessary or desirable, and Landlord shall have no liability to Tenant therefor, provided any such change does not deprive Tenant of access to the Premises or the parking to which Tenant is entitled pursuant to Section 8.17 and does not affect the first-class nature of the Project. Landlord may install and maintain pipes, fans, ducts, wires and conduits within or through the walls, floors or ceilings of the Premises; provided, (i) there shall be no diminution to the size of the Premises (other than to a de minimis extent);
 (ii) such installation shall be concealed; and (iii) Landlord shall restore any damage to the Premises caused by such installations. In exercising its rights under this Section 4.04, Landlord shall use reasonable efforts to minimize any interference with Tenant's use of the Premises for the ordinary conduct of Tenant's business and shall comply with Section 4.04(d) with respect to any access to the Premises.
                   (b) Except for the space within the inside surfaces of all walls, hung ceilings, floors, windows and doors bounding the Premises, all of the Building, including, without limitation, exterior Building walls, core corridor walls and doors and any core corridor entrance, any terraces or roofs adjacent to the Premises, and any space in or adjacent to the Premises used for shafts, stacks, pipes, conduits, fan rooms, ducts, electric or other utilities, sinks or other Building facilities, and the use thereof, as well as access thereto through the Premises, are reserved to Landlord and are not part of the Premises. Landlord reserves the right to name the Building and to change the name or address of the Building at any time and from time to time.

                 (c) Landlord shall have no liability to Tenant if at any time any windows of the Premises are either temporarily darkened or obstructed by reason of any repairs, improvements, maintenance and or cleaning in or about the Building (or permanently darkened or obstructed if required by Law) or covered by any translucent material for the purpose of energy conservation, or if any part of the Building, other than the Premises, is temporarily or permanently closed or inoperable.

                   (d) Landlord and persons authorized by Landlord shall have the right, upon prior notice to Tenant (except in an emergency), to enter the Premises (together with any necessary materials and/or equipment), to inspect or perform such work as Landlord may reasonably deem necessary or to exhibit the Premises to prospective purchasers or mortgagees or, during the last 9 months of the Term, to prospective tenants, or for any other purpose as Landlord may deem necessary or desirable. Landlord shall have no liability to Tenant by reason of any such entry. Landlord shall not be required to make any improvements or repairs of any kind or character to the Premises during the Term, except as otherwise expressly provided herein.

             4.05 Repairs. Tenant shall keep the Premises (including, without limitation, all Fixtures) in good condition and, upon expiration or earlier termination of the Term, shall surrender the same to Landlord in the same condition as when first occupied, reasonable wear and tear excepted. Tenant's obligation shall include, without limitation, the obligation to repair all damage caused by Tenant, its agents, employees, invitees and licensees to the equipment and other installations in the Premises or anywhere in the Building; Tenant shall not be responsible for repairs to the Building's systems or structural components of the Building unless such repairs shall be necessitated because of the acts or omissions of Tenant or Tenant's agents,
 employees,   invitees   or   licensees.   Any   maintenance,   repair  or
 replacement to the windows (including, without limitation, any solar film attached thereto), the Building systems, the Building's structural components or any areas outside the Premises and which is Tenant's obligation to perform shall be performed by Landlord at Tenant's expense. Tenant shall not commit or allow to be committed any waste or damage to any portion of the Premises or the Building.

             4.06 Compliance with Laws. Tenant shall comply with all laws, ordinances, rules, orders and regulations (present, future, ordinary, extraordinary. foreseen or unforeseen) of any governmental, public or quasi-public authority and of the New York Board of Underwriters, the New York Fire insurance Rating Organization and any other entity performing similar functions, at any time duly in force (collectively "Laws"), attributable to any work, installation, occupancy, use or manner of use by Tenant of the Premises or any part thereof. Nothing contained in this Section 4.06 shall require Tenant to make any structural changes unless the same are necessitated by reason of Tenant's manner of use of the Premises or the use by Tenant of the Premises for purposes other than normal and customary ordinary office purposes. Tenant shall procure and maintain all licenses and permits required for its business.

             4.07 Tenant Advertising. Tenant shall not Use, and shall cause each of its Affiliates not to use, the name or likeness of the Building or the Project in any advertising (by whatever medium) without Landlord's consent (not to be unreasonably withheld or delayed).
             4.08 Right to Perform Tenant Covenants. If Tenant fails to perform any of its obligations under this Lease, Landlord, any Superior Lessor or any Superior Mortgagee (each, a "Curing Partv") may perform the same at the expense of Tenant (a) immediately and without notice in the case of emergency or in case such failure interferes with the Use of space by any other tenant in the Building or with the efficient operation of the Building or may result in a violation of any Law or in a cancellation of any insurance policy maintained by Landlord and (b) in any other case if such failure continues beyond any applicable grace period. If a Curing Party performs any of Tenant's obligations under this Lease, Tenant shall pay to Landlord (as Additional Rent) the costs thereof, together with interest at the interest Rate from the date incurred by the Curing Party until paid by Tenant, within 10 days after receipt by Tenant of a statement as to the amounts of such costs. If the Curing Party effects such cure by bonding any lien which Tenant is required to bond or otherwise discharge, Tenant shall obtain and substitute a bond for the Curing Party's bond and shall reimburse the Curing Party for the cost of the Curing Party's bond. "Interest Rate" means the lesser of (i) the base rate from time to time announced by Citibank, N.A. (or, if Citibank, ALA. shall not exist, such other bank in New York, New York, as shall be designated by Landlord in a notice to Tenant) to be in effect at its principal office in New York, New York plus 2% or (ii) the maximum rate permitted by law
                                    ARTICLE 5
                                 Assignment and
                                    Subletting
             5.01 Assignment Etc. (a) Subject to Section 5.02, neither this Lease nor the term and estate hereby granted, nor any pan hereof or thereof shall be assigned, mortgaged, pledged, encumbered or otherwise transferred voluntarily, involuntarily, by operation of law or otherwise, and neither the Premises, nor any pan thereof, shall be subleased, be licensed, be used or occupied by any person or entity other than Tenant or be encumbered in any manner by reason of any act or omission on the pan of Tenant. and no rents or other sums receivable by Tenant under any sublease of all or any pan of the Premises shall be assigned or otherwise encumbered, without the prior consent of Landlord. The dissolution or direct or indirect transfer of control of Tenant (however accomplished including, by way of example, the admission of new partners or members or withdrawal of existing partners or members, or transfers of interests in distributions of profits or losses of Tenant, issuance of additional stock, redemption of stock, stock voting agreement, or change in classes of stock) shall be deemed an assignment of this Lease regardless of whether the transfer is made by one or more transactions, or whether one or more persons or entities hold the controlling interest prior to the transfer or afterwards. An agreement under which another person or entity becomes responsible for all or a portion of Tenant's obligations under this Lease shall be deemed an assignment of this Lease. No assignment or other transfer of this Lease and the term and estate hereby granted, and no subletting of all or any portion of the Premises shall relieve Tenant of its liability under this Lease or of the obligation to obtain Landlord's prior consent to any further assignment, other transfer or subletting. Any attempt to assign this Lease or sublet all or any portion of the Premises in violation of this Article 5 shall be null and void.
                   (b) Notwithstanding  Section 5.01 (a), without the consent of
 Landlord, this Lease may be assigned to (i) an entity created by merger, reorganization or recapitalization of or with Tenant or (ii) a purchaser of all or substantially all of Tenant's assets; provided, in the case of both clause
 (i) and clause (ii), that (A) Landlord shall have received a notice of such assignment from Tenant, (B) the assignee assumes by written instrument reasonably satisfactory to Landlord all of Tenant's obligations under this Lease, (C) such assignment is for a valid business purpose and not to avoid any obligations under this Lease, and (D) the assignee is a reputable entity of good character and shall have, immediately after giving effect to such assignment, an aggregate net worth (computed in accordance with GAAP) at least equal to the aggregate net worth (as so computed) of Tenant immediately prior to such assignment or on the date of this Lease, whichever is greater.
                   (c) Notwithstanding  Section 5.01(a),  without the consent of
 Landlord, Tenant may assign this Lease or sublet all or any part of the Premises to an Affiliate of Tenant; provided, that (i) Landlord shall have received a notice of such assignment or sublease from Tenant; and (ii) in the case of any such assignment, (A) the assignment is for a valid business purpose and not to avoid any obligations under this Lease, and (B) the assignee assumes by written instrument reasonably satisfactory to Landlord all of Tenant's obligations under this Lease. "Affiliate" means, as to any designated person or entity, any other person or entity which controls, is controlled by, or is under common control with, such designated person or entity. "Control" (and with correlative meaning, "controlled by" and "under common control with") means ownership or voting control, directly or indirectly, of 50% or more of the voting stock, partnership interests or other beneficial ownership interests of the entity in question.
             5.02 Landlord's Right of First Offer. (a) if Tenant desires to assign this Lease or sublet ail or part of the Premises (other than in accordance with Sections 5.01(b) or 5.01(c)), Tenant shall give to Landlord notice ("Tenant's Offer Notice") thereof, specifying (i) in the case of a proposed subletting, the location of the space to be sublet and the term of the subletting of such space, (ii) (A) in the case of a proposed assignment, Tenant's good faith offer of the consideration Tenant desires to receive or pay for such assignment or (B) in the case of a proposed subletting, Tenant's good faith offer of the fixed annual rent which Tenant desires to receive for such proposed subletting (assuming that a subtenant will pay for Taxes and electricity in the same manner, and utilizing the same base year or base amount, as Tenant pays for such amounts under this Lease) and (iii) the proposed assignment or sublease commencement date.

                   (b) Tenant's Offer Notice shall be deemed an offer from Tenant to Landlord whereby Landlord (or Landlord's designee) may, at Landlord's option, (i) sublease such space from Tenant (if the proposed transaction is a sublease of all or pan of the Premises), (ii) have this Lease assigned to it or terminate this Lease (if the proposed transaction is an assignment or a sublease of all or substantially all of the Premises or a sublease of a portion of the Premises which, when aggregated with other subleases then in effect, covers all or substantially all of the Premises), or (iii) terminate this Lease with respect to the space covered by the proposed sublease (if the proposed transaction is a sublease of part of the Premises) Said option may be exercised by Landlord by notice to Tenant within 60 days after a Tenant's Offer Notice, together with all information required pursuant to Section 5.02(a), has been given by Tenant to Landlord. If Landlord exercises its right to sublet space from Tenant or to have this Lease assigned to Landlord pursuant to this Section 5.02, Tenant shall remain fully liable for the payment of the any difference in the Rent reserved under such assignment or sublease and the Rent reserved under this Lease for so long as such assignment or sublease is in effect but Tenant shall have no further obligations under this Lease.
                   (c) if Landlord exercises its option under Section 5.02(b)(ii) to terminate this Lease, then this Lease shall terminate on the proposed assignment or sublease commencement date specified in the applicable Tenant's Offer Notice and all Rent shall be paid and apportioned to such date
                   (d) if Landlord exercises its option under Section 5.02(b)(ii) to have this Lease assigned to it (or its designee), then Tenant shall assign this Lease to Landlord (or Landlord's designee) by an assignment in form and substance reasonably satisfactory to Landlord, effective on the proposed assignment or sublease commencement date specified in the applicable Tenant's Offer Notice. Tenant shall not be entitled to consideration or payment from Landlord (or Landlord's designee) in connection with any such assignment. If the Tenant's Offer Notice provides that Tenant will pay any consideration or grant any concessions in connection with the proposed assignment or sublease, then Tenant shall pay such consideration and/or grant any such concessions to Landlord (or Landlord's designee) on the date Tenant assigns this Lease to Landlord (or Landlord's designee).

                   (e) if Landlord exercises its option under Section 5.02(a)(3) to terminate this Lease with respect to the space covered by a proposed sublease, then (i) this Lease shall terminate with respect to such part of the Premises on the effective date of the proposed sublease; (ii) from and after such date the Rent shall be adjusted, based upon the proportion that the rentable area of the Premises remaining bears to the total rentable area of the Premises and (iii) Tenant shall pay to Landlord, upon demand, the costs incurred by Landlord in demising separately such part of the Premises and in complying with any Laws relating to such demise.

                   (f) if Landlord exercises its option under Section 5.02(b)(i) to sublet the space Tenant desires to sublet, such sublease to Landlord or its designee (as subtenant) shall be in form and substance reasonably satisfactory to Landlord at the lower of (i) the rental rate per rentable square foot of Fixed Rent and Additional Rent then payable pursuant to this Lease or (ii) the rental set forth in the applicable Tenant's Offer Notice with respect to such sublet space, and shall be for the term set forth in the applicable Tenant's Offer Notice, and:
                         (A) shall be subject to all of the terms and conditions of this Lease except such as are irrelevant or inapplicable, and except as otherwise expressly set forth to the contrary in this Section 5.02(f);
                         (B) shall be upon the same terms and conditions
 as those contained in the applicable Tenant's Offer Notice and otherwise on the terms and conditions of this Lease, except such as are irrelevant or inapplicable and except as otherwise expressly set forth to the contrary in this Section 5.02(f);
                         (C) shall permit the sublessee, without
 Tenant's consent, freely to assign such sublease or any interest therein or to sublet all or any pan of the space covered by such sublease and to make any and all alterations and improvements in the space covered by such sublease;
                         (D) shall provide that any assignee or further subtenant of Landlord or its designee may, at the election of Landlord, make alterations, decorations and installations in such space or any pan thereof, any or all of which may be removed, in whole or in part, by such assignee or subtenant, at its option, prior to or upon the expiration or other termination of such sublease, provided that such assignee or subtenant, at its expense, shall repair any damage caused by such removal; and
                         (E) shall provide that (1) the parties to such
 sublease expressly negate any intention that any estate created under such sublease be merged with any other estate held by either of said parties, (2) any assignment or subletting by Landlord or its designee (as the subtenant) may be for any purpose or purposes that Landlord shall deem appropriate, (3) Landlord, at Tenant's expense, may make such alterations as may be required or deemed reasonably necessary by Landlord to demise separately the subleased space and to comply with any Laws relating to such demise, and (4) at the expiration of the term of such sublease, Tenant shall accept the space covered by such sublease in its then existing condition, subject to the obligations of the sublessee to make such repairs thereto as may be necessary to preserve such space in good order and condition and Tenant shall have no obligation to remove any Alterations performed in such space by or for the subtenant or to restore any damage caused by the subtenant.

                   (g) in the case of a proposed sublease, Tenant shall not sublet any space to a third party at a rental which is less (on a per rentable square foot basis) than the rental (on a per rentable square foot basis) specified in Tenant's Offer Notice with respect to such space, without complying once again with all of the provisions of this Section 5.02 and re-offering such space to Landlord at such lower rental. In the case of a proposed assignment, Tenant shall not assign this Lease to a third party where Tenant pays greater consideration or grants a greater concession to such third party for such assignment then the consideration offered to be paid or concession offered to be granted to Landlord in Tenant's Offer Notice without complying once again with all of the provisions of this Section 5.02 and re-offering to assign this Lease to Landlord and pay such consideration or grant such concession to Landlord.
             5.03 Assignment and Subletting Procedures. (a) if Tenant delivers to Landlord a Tenant's Offer Notice with respect to any proposed assignment of this Lease or subletting of all or part of the Premises and Landlord does not timely exercise any of its options under Section 5.02, and Tenant thereafter desires to assign this Lease or sublet the space specified in Tenant's Offer Notice, Tenant shall notify Landlord (a "Transfer Notice") of such desire, which notice shall be accompanied by (i) a copy of the proposed assignment or sublease and all related agreements, the effective date of which shall be at least 30 days after the giving of the Transfer Notice, (ii) a statement setting forth in reasonable detail the identity of the proposed assignee or subtenant, the nature of its business and its proposed use of the Premises, (iii) current financial information with respect to the proposed assignee or subtenant, including, without limitation, its most recent financial statement and (iv) such other information as Landlord may reasonably request, and Landlord's consent to the proposed assignment or sublease shall not be unreasonably withheld, provided that:
                         (i) such Transfer Notice shall be delivered to Landlord within six months after the delivery to Landlord of the applicable Tenant's Offer Notice.
                         (ii)  in   Landlord's   judgment   the  proposed
 assignee or subtenant will use the Premises in a manner that (A) is in keeping with the then standards of the Building, (B) is limited to the use expressly permitted under this Lease, and (C) will not violate any negative covenant as to use contained in any other Lease of space in the Building.
                         (iii) The proposed assignee or subtenant is, in Landlord's reasonable judgment, a reputable person or entity of good character and with sufficient financial worth considering the responsibility involved.
                         (iv)   Neither   the   proposed    assignee   or
 sublessee, nor any Affiliate of such assignee or sublessee, is then an occupant of any pan of the Building unless, in the case of any Affiliate of an occupant of the Building, Landlord shall have actually negotiated with such Affiliate to lease space in the Building and terminated negotiations with such Affiliate.

                         (v) The proposed assignee or sublessee is not a person with whom Landlord is then negotiating or has within the prior 6 months negotiated to lease space in the Building.

                        (vi) The form of the proposed sublease shall be reasonably satisfactory to Landlord and shall comply with the applicable provisions of this Article 5.
                         (vii) There shall not be more than I subtenant of the

 Premises.
                         (viii) The aggregate rent to be paid by the proposed subtenant is not less than the greater of (A) the fair rental value of the sublet space as sublet space or (B) 90% of the fair rental value of the sublet space if such space were being leased directly by Landlord (in each case as reasonably determined by Landlord).
                         (ix) Tenant shall reimburse Landlord on demand for any costs incurred by Landlord in connection with said assignment or sublease, including, without limitation, the costs of making investigations as to the acceptability of the proposed assignee or subtenant, and reasonable legal costs incurred in connection with the granting of any requested consent.
                   (b) if Landlord consents to a proposed assignment or sublease and Tenant fails to execute and deliver the assignment or sublease to which Landlord consented within 45 days after the giving of such consent, then Tenant shall again comply with this Article 5 before assigning this Lease or subletting all or part of the Premises.
             5.04 General Provisions. (a) if this Lease is assigned, whether or not in violation of this Lease, Landlord may collect rent from the assignee. If the Premises or any part thereof are sublet or occupied by anybody other than Tenant, whether or not in violation of this Lease, Landlord may, after default by Tenant, and expiration of Tenant's time to cure such default, collect rent from the subtenant or occupant. In either event, Landlord may apply the net amount collected against Rent, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of any of the provisions of Section 5.01(a), or the acceptance of the assignee, subtenant or occupant as tenant, or a release of Tenant from the performance of Tenant's obligations under this Lease.
                   (b) No assignment or transfer shall be effective until the assignee delivers to Landlord (i) evidence that the assignee, as Tenant hereunder, has complied with the requirements of Sections 7.02 and 7.03, and
 (ii) an agreement in form and substance reasonably satisfactory to Landlord whereby the assignee assumes Tenant's obligations under this Lease.

                   (c) Notwithstanding any assignment or transfer, whether or not in violation of this Lease, and notwithstanding the acceptance of any Rent by Landlord from an assignee, transferee, or any other party, the original named Tenant and each successor Tenant shall remain fully liable for the payment of the Rent and the performance of all of Tenant's other obligations under this Lease. The joint and several liability of Tenant and any immediate or remote successor in interest of Tenant shall not be discharged, released or impaired in any respect by any agreement made by Landlord extending the time to perform, or otherwise modifying, any of the obligations of Tenant under this Lease, or by any waiver or failure of Landlord to enforce any of the obligations of Tenant under this Lease. The foregoing shall not affect the last sentence of Section 5.02(b).
                   (d) Each subletting by Tenant shall be subject to the following:
                         (i)   No   subletting   shall   be  for  a  term
 (including any renewal or extension options contained in the sublease) ending later than one day prior to the Expiration Date.
                         (ii)  No  sublease   shall  be  valid,   and  no
 subtenant shall take possession of the Premises or any part thereof, until there has been delivered to Landlord, both (A) an executed counterpart of such sub ease, and (B) a certificate of insurance evidencing that (x) Landlord is an additional insured under the insurance policies required to be maintained by occupants of the Premises pursuant to Section 7.02, and (y) there is in full force and effect, the insurance otherwise required by Section 7.02.
                         (iii) Each sublease shall provide that it is subject and subordinate to this Lease, and that in the event of termination, reentry or dispossess by Landlord under this Lease Landlord may, at its option, take over all of the right, title and interest of Tenant, as sublessor, under such sublease, and such subtenant shall, at Landlord's option, attorn to Landlord pursuant to the then executory provisions of such sublease, except that Landlord shall not be liable for, subject to or bound by any item of the type that a Successor Landlord is not so liable for, subject to or bound by in the case of an attornment by Tenant to a Successor Landlord under Section 6.01
 (a).
                   (e) Each sublease shall provide that the subtenant may not assign its rights thereunder or further sublet the space demised under the sublease, in whole or in part, without Landlord's consent and without complying with all of the terms and conditions of this Article 5, including, without limitation, Section 5.04, which for purposes of this Section 5.04(e) shall be deemed to be appropriately modified to take into account that the transaction in question is an assignment of the sublease or a further subletting of the space demised under the sublease, as the case may be.

                   (f) Tenant shall not publicly advertise the availability of the Premises or any portion thereof as sublet space or by way of an assignment of this Lease, without first obtaining Landlord's consent, which consent shall not be unreasonably withheld or delayed provided that Tenant shall in no event advertise the rental rate or any description thereof

             5.05 Partnership Tenant. If at any time Tenant is a partnership the following shall apply: (a) the liability of each of the parties comprising Tenant shall be joint and several, (b) each of the parties comprising Tenant hereby consents to, and agrees to be bound by, any written instrument which may hereafter be executed, changing modifying or discharging this Lease, in whole or in part, or surrendering all or any part of the Premises to Landlord or renewing or extending this Lease and by any notices, demands, requests or other communications which may hereafter be given, by Tenant or by any of the parties comprising Tenant, (c) any bills, statements, notices, demands, requests or other communications given or rendered to Tenant or to any of the parties comprising Tenant shall be deemed given or rendered to Tenant and to all such parties and shall be binding upon Tenant and all such parties, (d) if Tenant shall admit new partners. all of such new partners shall, by their admission to Tenant, be deemed to have assumed performance of all of the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed, (e) Tenant shall give prompt notice to Landlord of the admission of any partner or partners, and upon demand of Landlord, shall cause each such partner to execute and deliver to Landlord an agreement in form satisfactory to Landlord, wherein each such new partner shall assume performance of all of the terms, covenants and conditions of this Lease on Tenant's pan to be observed and performed (but neither Landlord's failure to request any such agreement nor the failure of any such new partner to execute or deliver any such agreement to Landlord shall vitiate the provisions of this Section 5.05, and (a) on each anniversary of the Commencement Date, Tenant Hall deliver to Landlord a list of all partners together with their current residential addresses.
             5.06 Assignment and Sublease  Profits.  (a) if the aggregate of the amounts payable as fixed rent and as additional rent on account of Taxes and electricity by a subtenant under a sublease of any pan of the Premises and the amount of any Other Sublease Consideration payable to Tenant by such subtenant, whether received in a lumpsum payment or otherwise shall be in excess of Tenant's Basic Cost therefor at that time then, promptly after the collection thereof, Tenant shall pay to Landlord 50% of such excess in monthly installments as and when collected. Tenant shall deliver to Landlord within 60 days after the end of each calendar year and within 60 days after the expiration or earlier termination of this Lease a statement specifying each sublease in effect during such calendar year or partial calendar year, the rentable area demised thereby, the term thereof and a computation in reasonable detail showing the calculation of the amounts paid and payable by the subtenant to Tenant, and by Tenant to Landlord, with respect to such sublease for the period covered by such statement. "Tenant's Basic Cost" for sublet space at any time means the sum of (i) the portion of the Fixed Rent and Tax Payments which is attributable to the sublet space, plus (ii) the amount payable by Tenant on account of electricity in respect of the sublet space, plus (iii) the amount of any costs reasonably incurred by Tenant in making changes in the layout and finish of the sublet space for the subtenant amortized on a straight-line basis over the term of the sublease plus (iv) the amount of any reasonable brokerage commissions and reasonable legal fees paid by Tenant in connection with the sublease amortized on a straight-line basis over the term of the sublease. "Other Sublease Consideration" means all sums paid for the furnishing of services by Tenant and the sale or rental of Tenant's fixtures, leasehold improvements, equipment, furniture or other personal property less, in the case of the sale thereof, the then net unamortized or undepreciated cost thereof determined on the basis of Tenant's federal income tax returns.

                   (b) Upon any assignment of this Lease, Tenant shall pay to Landlord 50% of the Assignment Consideration received by Tenant for such assignment, after deducting therefrom customary and reasonable closing expenses. "Assignment Consideration" means an amount equal to all sums and other considerations paid to Tenant by the assignee for or by reason of such assignment (including, without limitation, sums paid for the furnishing of services by Tenant and the sale or rental of Tenant's fixtures, leasehold improvements, equipment, furniture, furnishings or other personal property, less, in the case of a sale thereof, the then net unamortized or undepreciated cost thereof determined on the basis of Tenant's federal income tax returns).
                                    ARTICLE 6
                        Subordination: Default; Indemnity
                6.01 Subordination. (a) This Lease is subject and
 subordinate to each mortgage (a "Superior Mortgage and each underlying lease (a "Superior Lease") which may now or hereafter affect all or any portion of the Project or any interest therein. The lessor under a Superior Lease is called a "Superior Lessor" and the mortgagee under a Superior Mortgage is called a "Superior Mortgagee". Tenant shall execute, acknowledge and deliver any instrument reasonably requested by Landlord, a Superior Lessor or Superior Mortgagee to evidence such subordination, but no such instrument shall be necessary to make such subordination effective. Tenant shall execute any amendment of this Lease requested by a Superior Mortgagee or a Superior Lessor, provided such amendment shall not result in a material increase in Tenant's obligations under this Lease or a material reduction in the benefits available to Tenant. In the event of the enforcement by a Superior Mortgagee of the remedies provided for by law or by such Superior Mortgage, or in the event of the termination or expiration of a Superior Lease, Tenant, upon request of such Superior Mortgagee, Superior Lessor or any person succeeding to the interest of such mortgagee or lessor (each, a "Successor Landlord"), shall automatically become the tenant of such Successor Landlord without change in the terms or provisions of this Lease (it being understood that Tenant shall, if requested, enter into a new lease on terms identical to those in this Lease); provided, that any Successor Landlord shall not be (i) liable for any act, omission or default of any prior landlord (including, without limitation, Landlord); (ii) liable for the return of any monies paid to or on deposit with any prior landlord (including, without limitation, Landlord), except to the extent such monies or deposits are delivered to such Successor Landlord; (iii) subject to any offset, claims or defense that Tenant might have against any prior landlord (including, without limitation, Landlord); (iv) bound by any Rent which Tenant might have paid for more than the current month to any prior landlord
 (including, without limitation, Landlord) unless actually received by such Successor Landlord; (v) bound by any covenant to perform or complete any construction in connection with the Project or the Premises or to pay any sums to Tenant in connection therewith; or (vi) bound by any waiver or forbearance under, or any amendment, modification, abridgment, cancellation or surrender of this Lease made without the consent of such Successor Landlord. Upon request by such Successor Landlord, Tenant shall execute and deliver an instrument or instruments, reasonably requested by such Successor Landlord, confirming the attornment provided for herein, but no such instrument shall be necessary to make such attornment effective.
                   (b) in case of any Superior Mortgage or Superior Lease affecting the Project after the date hereof, Landlord shall use reasonable efforts to obtain from the Superior Mortgagee or Superior Lessor in question a non-disturbance agreement in the form customarily used by such Superior Mortgagee or Superior Lessor; provided, that Landlord shall not be required to spend any sums more than de minimus administrative expenses or incur any costs (unless Tenant shall pay such sums and costs) to obtain such non-disturbance agreement and Landlord shall have no liability to Tenant and this Lease shall in all events be subject and be subordinate to such Superior mortgage or Superior Lease if such Superior Mortgagee or Superior Lessor does not execute such non-disturbance agreement in favor of Tenant.
                   (c) Tenant shall give each Superior Mortgagee and each Superior Lessor a copy of any notice of default served upon Landlord, provided that Tenant has been notified of the address of such mortgagee or lessor. If Landlord fails to cure any default as to which Tenant is obligated to give notice pursuant to the preceding sentence within the time provided for in this Lease, then each such mortgagee or lessor shall have an additional 30 days after receipt of such notice within which to cure such default or if such default cannot be cured within that time, then such additional time as may be necessary if, within such 30 days, any such mortgagee or lessor has commenced and is diligently pursuing the remedies necessary to cure such default (including, without limitation, commencement of foreclosure proceedings or eviction proceedings, if necessary to effect such cure; provided that such time period shall not be extended by more than 60 days by reason of such proceedings), in which event this Lease shall not be terminated and Tenant shall not exercise any other rights or remedies under this Lease or otherwise while such remedies are being so diligently pursued. Nothing herein shall be deemed to imply that Tenant has any right to terminate this Lease or any other right or remedy, except as may be otherwise expressly provided for in this Lease.
             6.02 Estoppel Certificate. Each party shall, at any time and from time to time, within 10 Business Days after request by the other party, execute and deliver to the requesting party (or to such person or entity as the requesting party may designate) a statement certifying that this Lease is unmodified and in full force and effect (or if there have been modifications, that the same is in full force and effect as modified and stating the modifications), certifying the Commencement Date, Expiration Date and the dates to which the Fixed Rent and Additional Rent have been paid and stating whether or not, to the best knowledge of such party the other party is in default in performance of any of its obligations under this Lease, and, if so, specifying each such default of which such party has knowledge, it being intended that any such statement shall be deemed a representation and warranty to be relied upon by the party to whom such statement is addressed. Tenant also shall include or confirm in any such statement such other information concerning this Lease as Landlord may reasonably request.

             6.03 Default. This Lease and the term and estate hereby granted are subject to the limitation that:
                   (a) if Tenant defaults in the payment of any Rent, and such default continues for 5 days after gives to Tenant a notice specifying such default, or
                   (b) if Tenant defaults in the keeping, observance or performance of any covenant or agreement (other than a default of the character referred to in Sections 6.03(a), (c), (d), (e) or (f) or (g), and if such default continues and is not cured within 15 days after Landlord gives to Tenant a notice specifying the same, or, in the case of a default which for causes beyond Tenant's reasonable control cannot with due diligence be cured within such period of 15 days, if Tenant shall not prior to the expiration of such I 5-day period, (i) advise Landlord of Tenant's intention duly to institute all steps necessary to cure such default or (ii) institute and thereafter diligently prosecute to completion all steps necessary to cure the same,
                   (c) if this Lease or the estate hereby granted would, by operation of law or otherwise, devolve upon or pass to any person or entity other than Tenant, except as expressly permitted by Article 5, or
                   (d) if Tenant shall abandon the Premises, or (e) if a default of the kind set forth in Section
 6.03(a) or (b) shall occur and have been cured, and if a similar default shall occur more than once within the next 365 days, whether or not such similar defaults are cured within the applicable grace period, or
                   (f) if Tenant  fails to  deliver  to  Landlord  any  Security
 Deposit within the time period required under Section 2.08, then, in any of such cases, in addition to any other remedies available to Landlord at law or in equity, Landlord shall be entitled to give to Tenant a notice of intention to end the Term at the expiration of 5 days from the date of the giving of such notice, and, in the event such notice is given, this Lease and the term and estate hereby granted shall terminate upon the expiration of such 5 days with the same effect as if the last of such 5 days were the Expiration Date, but Tenant shall remain liable for damages as provided herein or pursuant to law.

             6.04 Re-entry by Landlord. If Tenant defaults in the payment of any Rent and such default continues for 5 days after notice from Landlord, or if this Lease shall terminate as in Section 6.03 provided, Landlord or Landlord's agents and servants may immediately or at any time thereafter re-enter into or upon the Premises, or any pan thereof, either by summary dispossess proceedings or by any suitable action or proceeding at law, without being liable to indictment, prosecution or damages therefor, and may repossess the same, and may remove any persons therefrom, to the end that

 Landlord may have, hold and enjoy the Premises. The words "re-enter" and "recentering" as used in this Lease are not restricted to their technical legal meanings. Upon such termination or re-entry, Tenant shall pay to Landlord any Rent then due and owing (in addition to any damages payable under Section 6.05).
             6.05 Damages. If this Lease is terminated under Section 6.03, or if Landlord re-enters the Premises under Section 6.04, Tenant shall pay to Landlord as damages, at the election of Landlord, either:
                   (a) a sum which, at the time of such termination represents the then value of the excess, if any, of ( I ) the aggregate of the Rent which, had this Lease not terminated, would have been payable hereunder by Tenant for the period commencing on the day following the date of such termination or re-entry to and including the Expiration Date over (2) the aggregate fair rental value of the Premises for the same period (for the purposes of this clause (a) the amount of Additional Rent which would have been payable by Tenant under Sections 2.04 and 2.05 shall, for each calendar year ending after such termination or re-entry, be deemed to be an amount equal to the amount of such Additional Rent payable by Tenant for the calendar year immediately preceding the calendar year in which such termination or re-entry shall occur), or
                   (b) sums equal to the Rent that would have been payable by Tenant through and including the Expiration Date had this Lease not terminated or had Landlord not re-entered the Premises, payable upon the due dates therefor specified in this Lease; provided, that if Landlord shall relet all or any part of the Premises for all or any part of the period commencing on the day following the date of such termination or re-entry to and including the Expiration Date, Landlord shall credit Tenant with the net rents received by Landlord from such reletting, such net rents to be determined by first deducting from the gross rents as and when received by Landlord from such reletting the expenses incurred or paid by Landlord in terminating this Lease and of re-entering the Premises and of securing possession thereof, as well as the expenses of reletting, including, without limitation, altering and preparing the Premises for new tenants, brokers' commissions, and all other expenses properly chargeable against the Premises and the rental therefrom in connection with such reletting, it being understood that any such reletting may be for a period equal to or shorter or longer than said period; provided, further, that (i) in no event shall Tenant be entitled to receive any excess of such net rents over the sums payable by Tenant to Landlord under this Lease,
 (ii) in no event shall Tenant be entitled, in any suit for the collection of damages pursuant to this Section 6.05(b), to a credit in respect of any net rents from a reletting except to the extent that such net rents are actually received by Landlord prior to the commencement of such suit, (iii) if the Premises or any part thereof should be relet in combination with other space, then proper apportionment on a square foot rentable area basis shall be made of the rent received from such reletting and of the expenses of reletting and (iv) Landlord shall have no obligation to so relet the Premises and Tenant hereby waives any right Tenant may have, at law or in equity, to require Landlord to so relet the Premises.

             Suit or suits for the recovery of any damages payable hereunder by Tenant, or any installments thereof, may be brought by Landlord from time to time at its election, and nothing contained herein shall require Landlord to postpone suit until the date when the Term would have expired but for such termination or re-entry.
             6.06 Other Remedies. Nothing contained in this Lease shall be construed as limiting or precluding the recovery by Landlord against Tenant of any sums or damages to which, in addition to the damages particularly provided above, Landlord may lawfully be entitled by reason of any default hereunder on the part of Tenant. Anything in this Lease to the contrary notwithstanding, during the continuation of any default by Tenant, Tenant shall not be entitled to exercise any rights or options, or to receive any funds or proceeds being held, under or pursuant to this Lease.
             6.07 Right to Injunction. In the event of a breach or threatened breach by Tenant of any of its obligations under this Lease, Landlord shall also have the right of injunction. The specified remedies to which Landlord may resort hereunder are cumulative and are not intended to be exclusive of any other remedies or means of redress to which Landlord may lawfully be entitled, and Landlord may invoke any remedy allowed at law or in equity as if specific remedies were not herein provided for.
             6.08 Certain Waivers. Tenant waives and surrenders all right and privilege that Tenant might have under or by reason of any present or future law to redeem the Premises or to have a continuance of this Lease after Tenant is dispossessed or ejected therefrom by process of law or under the terms of this Lease or after any termination of this Lease. Tenant also waives the provisions of any law relating to notice and/or delay in levy of execution in case of any eviction or dispossession for nonpayment of rent, and the provisions of any successor or other law of like import. Landlord and Tenant each waive trial by jury in any action in connection with this Lease.
             6.09 No Waiver. Failure by either party to declare any default immediately upon its occurrence or delay in taking any action in connection with such default shall not waive such default but such party shall have the right to declare any such default at any time thereafter. Any amounts paid by Tenant to Landlord may be applied by Landlord, in Landlord's discretion, to any items then owing by Tenant to Landlord under this Lease. Receipt by Landlord of a partial payment shall not be deemed to be an accord and satisfaction (notwithstanding any endorsement or statement on any check or any letter accompanying any check or payment) nor shall such receipt constitute a waiver by Landlord of Tenant's obligation to make full payment. No act or thing done by Landlord or its agents shall be deemed an acceptance of a surrender of the Premises, and no agreement to accept such surrender shall be valid unless in writing and signed by Landlord and by each Superior Lessor and Superior Mortgagee whose lease or mortgage provides that any such surrender may not be accepted without its consent.

             6.10 Holding  Over. If Tenant holds over without the consent of Landlord after expiration or termination of this Lease,  Tenant shall pay as holdover rental
 for each month of the holdover tenancy an amount equal to the product of (i) the Applicable Percentage and (ii) the Rent which Tenant was obligated to pay for the month immediately preceding the end of the Term. "Applicable Percentage" means (A) 150% for the 1st 60 days of such holdover tenancy and
 (B) 200% thereafter. Tenant shall also be liable to Landlord for and indemnify Landlord against (i) any payment or rent concession which Landlord may be required to make to any tenant obtained by Landlord for all or any part of the Premises (a "New Tenant") by reason of the late delivery of space to the New Tenant as a result of Tenant's holding over or in order to induce such New Tenant not to terminate its lease by reason of the holding over by Tenant, (ii) the loss of the benefit of the bargain if any New Tenant shall terminate its lease by reason of the holding over by Tenant and (iii) any claim for damages by any New Tenant. No holding over by Tenant after the Term shall operate to extend the Term. Notwithstanding the foregoing, the acceptance of any rent paid by Tenant pursuant to this Section 6.10 shall not preclude Landlord from commencing and prosecuting a holdover or summary eviction proceeding.
             6.11 Attornevs' Fees. If either party places the enforcement of this Lease or any part thereof, in the hands of an attorney, or files suit upon the same, or in the event any bankruptcy, insolvency or other similar proceeding is commenced involving the other party and such party is successful in such enforcement action, the unsuccessful party shall, upon demand, reimburse the successful party for its reasonable attorneys' fees and disbursements and court costs.
             6.12 Nonliabilitv and Indemnifications (a) Neither Landlord. any Superior Lessor or any Superior Mortgagee, nor any partner, director, officer, shareholder, principal, agent, servant or employee of Landlord, any Superior Lessor or any Superior Mortgagee (whether disclosed or undisclosed), shall be liable to Tenant for (i) any loss, injury or damage to Tenant or to any other person, or to its or their property irrespective of the cause of such injury, damage or loss, nor shall the aforesaid parties be liable for any loss of or damage to property of Tenant or of others entrusted to employees of Landlord; provided, that, except to the extent of the release of liability and waiver of subrogation provided in Section 7.03 hereof, the foregoing shall not be deemed to relieve Landlord of any liability to the extent resulting from the negligence of Landlord, its agents, servants or employees in the operation or maintenance of the Premises or the Building or the Project, (ii) any loss, injury or damage described in clause (i) above caused by other tenants or persons in, upon or about the Building, or caused by operations in construction of any private, public or quasi-public work, or (iii) even if negligent, consequential damages arising out of any loss of use of the Premises or any equipment, facilities or other Tenant's Property therein.

                   (b) Tenant shall  indemnify and hold harmless  Landlord,  all
 Superior Lessors and all Superior Mortgagees and each of their respective partners, directors, officers, shareholders, principals, agents and employees (each, an "Indemnified Party"), from and against any and all claims arising from or in connection with (i) the conduct or management of the Premises or of any business therein, or any work or thing done, or any condition created in the Premises, (ii) any act, omission or negligence of Tenant or any person claiming through or under Tenant or any of their respective partners, directors, officers, agents, employees or contractors, (iii) any accident, injury or damage occurring in, at or upon the Premises, (iv) any default by Tenant in the performance of Tenant's obligations under this Lease and (v) any brokerage commission or similar compensation claimed to be due by reason of any proposed subletting or assignment by Tenant (irrespective of the exercise by Landlord of any of the options in Section 5.02(b)); together with all costs, expenses and liabilities incurred in connection with each such claim or action or proceeding brought thereon, including, without limitation, all reasonable attorneys' fees and disbursements; Provided, that the foregoing indemnity shall not apply to the extent such claim results from the negligence (other than negligence to which the release of liability and waiver of subrogation provided in Section 7.03 below applies) or willful misconduct of the indemnified Party. If any action or proceeding is brought against any indemnified Party by reason of any such claim, Tenant. upon notice from such Indemnified Party shall resist and defend such action or proceeding by counsel reasonably satisfactory to such indemnified Party.
                                    ARTICLE 7
                        Insurance: Casualty; Condemnation
           7.01 Compliance with insurance Standards. (a) Tenant shalt not knowingly violate, or permit the violation of, any condition imposed by any insurance policy then issued in respect of the Project and shall not do, or permit anything to be done, or knowingly keep or permit anything to be kept in the Premises, which would subject Landlord, any Superior Lessor or any Superior Mortgagee to any liability or responsibility for personal injury or death or property damage, or which would increase any insurance rate in respect of the Project over the rate which would otherwise then be in effect or which would result in insurance companies of good standing refusing to insure the Project in amounts reasonably satisfactory to Landlord, or which would result in the cancellation of, or the assertion of any defense by the insurer in whole or in part to claims under, any policy of insurance in respect of the Project.
                   (b) if,  by reason of any  failure  of Tenant to comply  with this Lease, the premiums on Landlord's insurance on the Project shall be higher than they otherwise would be, Tenant shall reimburse Landlord, on demand, for that part of such premiums attributable to such failure on the part of Tenant. A schedule or "make up" of rates for the Project or the Premises, as the case may be, issued by the New York Fire Insurance Rating Organization or other similar body making rates for insurance for the Project or the Premises, as the case may be, shall be conclusive evidence of the facts therein stated and of the several items and charges in the insurance rate then applicable to the Project or the Premises, as the case may be.

             7.02 Tenant's insurance. Tenant shall maintain at all times during the Term (a) "all risk" property insurance covering all present and future Tenant's Property and Tenant's  improvements and Betterments to a limit of not less than the full replacement cost thereof, and (b) commercial general liability insurance, including a contractual liability endorsement, and personal injury liability coverage, in respect of the Premises and the conduct or operation of business therein, with Landlord and its managing agent, if any, and each Superior Lessor and Superior Mortgagee whose name and address shall have been furnished to Tenant, as additional insureds, limits of not less than $5,000,000 combined single limit for bodily injury and property damage liability in any one occurrence and (c) boiler and machinery insurance, if there is a boiler, supplementary air conditioner or pressure object or similar equipment in the Premises, with Landlord and its managing agent, if any, and each Superior Lessor and Superior Mortgagee whose name and address shall have been furnished to Tenant, as additional insureds, with limits of not less than $5,000,000 and
 (d) when Alterations are in process, the insurance specified in Section 4.02(f) hereof The limits of such insurance shall not limit the liability of Tenant. Tenant shall deliver to Landlord and any additional insureds, at least 10 days prior to the Commencement Date, such fully paid-for policies or certificates of insurance, in form reasonably satisfactory to Landlord issued by the insurance company or its authorized agent. Tenant shall procure and pay for renewals of such insurance from time to time before the expiration thereof, and Tenant shall deliver to Landlord and any additional insureds such renewal policy or a certificate thereof at least 30 days before the expiration of any existing policy. All such policies shall be issued by companies of recognized responsibility licensed to do business in New York State and rated by Best's insurance Reports or any successor publication of comparable standing as A-/VIII or better or the then equivalent of such rating, and all such policies shall contain a provision whereby the same cannot be canceled, allowed to lapse or modified unless Landlord and any additional insureds are given at least 30 days' prior written notice of such cancellation, lapse or modification. Tenant shall cooperate with Landlord in connection with the collection of any insurance monies that may be due in the event of loss and Tenant shall execute and deliver to Landlord such proofs of loss and other instruments which may be required to recover any such insurance monies. Landlord may from time to time require that the amount of the insurance to be maintained by Tenant under this
 Section 7.02 be increased, so that the amount thereof adequately protects Landlord's interest.
             7.03 Subrogation Waiver. Landlord and Tenant shall each include in each of its insurance policies (insuring the Building in case of Landlord, and insuring Tenant's Property and improvements and Betterments in the case of Tenant, against loss, damage or destruction by fire or other casualty) a waiver of the insurer's right of subrogation against the other party during the Term or, if such waiver should be unobtainable or unenforceable, (a) an express agreement that such policy shall not be invalidated if the assured waives the right of recovery against any party responsible for a casualty covered by the policy before the casualty or (b) any other form of permission for the release of the other party. Each party hereby releases the other party with respect to any claim (including a claim for negligence) which it might otherwise have against the other party for loss, damage or destruction with respect to its property occurring during the Term to the extent to which it is, or is required to be, insured under a policy or policies containing a waiver of subrogation or permission to release liability. Nothing contained in this Section 7.03 shall be deemed to relieve either party of any duty imposed elsewhere in this Lease to repair, restore or rebuild or to nullify any abatement of rents provided for elsewhere in this Lease.
             7.04 Condemnation. (a) if there shall be a total taking of the Building in condemnation proceedings or by any right of eminent domain, this Lease and the term and estate hereby granted shall terminate as of the date of taking of possession by the condemning authority and all Rent shall be prorated and paid as of such termination date. If there shall be a taking of any material (in Landlord's reasonable judgment) portion of the Land or the Building (whether or not the Premises are affected by such taking), then Landlord may terminate this Lease and the term and estate granted hereby by giving notice to Tenant within 60 days after the date of taking of possession by the condemning authority. If there shall be a taking of the Premises (including the parking spaces to which Tenant is entitled pursuant to Section
 8. 17) of such scope (but in no event less than 20% thereof that the untaken part of the Premises would in Tenant's reasonable judgment be uneconomic to operate, then Tenant may terminate this Lease and the term and estate granted hereby by giving notice to Landlord within 60 days after the date of taking of possession by the condemning authority. If either Landlord or Tenant shall give a termination notice as aforesaid, then this Lease and the term and estate granted hereby shall terminate as of the date of such notice and all Rent shall be prorated and paid as of such termination date. In the event of a taking of the Premises which does not result in the termination of this Lease (i) the term and estate hereby granted with respect to the taken part of the Premises shall terminate as of the date of taking of possession by the condemning authority and all Rent shall be appropriately abated for the period from such date to the Expiration Date and (ii) Landlord shall with reasonable diligence restore the remaining portion of the Premises (exclusive of Tenant's Property) as nearly as practicable to its condition prior to such taking.
                   (b) in the event of any taking of all or a part of the Building. Landlord shall be entitled to receive the entire award in the condemnation proceeding, including, without limitation, any award made for the value of the estate vested by this Lease in Tenant or any value attributable to the unexpired portion of the Term, and Tenant hereby assigns to Landlord any and all right, title and interest of Tenant now or hereafter arising in or to any such award or any part thereof, and Tenant shall be entitled to receive no part of such award; provided, that nothing shall preclude Tenant from intervening in any such condemnation proceeding to claim or receive from the condemning authority any compensation to which Tenant may otherwise lawfully be entitled in such case in respect of Tenant's Property or moving expenses, provided the same do not include any value of the estate vested by this Lease in Tenant or of the unexpired portion of the Term and do not reduce the amount available to Landlord or materially delay the payment thereof

                   (c) if all or any part of the Premises shall be taken for a limited period, Tenant shall be entitled, except as hereinafter set forth, to that portion of the award for such taking which represents compensation for the use and occupancy of the Premises, for the taking of Tenant's Property and for moving expenses, and Landlord shall be entitled to that portion which represents reimbursement for the cost of restoration of the Premises. This Lease shall remain unaffected by such taking and Tenant shall continue to be responsible for all of its obligations under this Lease to the extent such obligations are not affected by such taking and shall continue to pay in full all Rent when due. If the period of temporary use or occupancy shall extend beyond the Expiration Date, that part of the award which represents compensation for the use and occupancy of the Premises shall be apportioned between Landlord and Tenant as of the Expiration Date. Any award for temporary use and occupancy for a period beyond the date to which the Rent has been paid shall be paid to, held and applied by Landlord as a trust fund for payment of the Rent thereafter becoming due.
                   (d) in the event of any taking which does not result in termination of this Lease, (i) Landlord, whether or not any award shall be sufficient therefor, shall proceed with reasonable diligence to repair the remaining parts of the Project, the Building and the Premises (other than those parts of the Premises which constitute Tenant's Property) to substantially their former condition to the extent that the same may be feasible (subject to reasonable changes which Landlord deems desirable) and so as to constitute a complete and rentable Project, Building and Premises and (ii) Tenant, whether or not any award shall be sufficient therefor, shall proceed with reasonable diligence to repair the remaining parts of the Premises which constitute Tenant's Property, to substantially their former condition to the extent that the same may be feasible, subject to reasonable changes which shall be deemed Alterations.
             7.05 Casualty (a) if the Project, the Building or the Premises shall be partially or totally damaged or destroyed by fire or other casualty (each, a "Casualty") and if this Lease is not terminated as provided below, then (i) Landlord shall repair and restore the Project, the Building and the Premises (other than Tenant's improvements and Betterments and Tenant's Property) with reasonable dispatch (but Landlord shall not be required to perform the same on an overtime or premium pay basis) after the collection of the insurance proceeds attributable to such Casualty and (ii) Tenant shall repair and restore in accordance with Section 4.02 all Tenant's improvements and Betterments and all Tenant's Property with reasonable dispatch after the Casualty.

                   (b) if all or part of the Premises shall be rendered untenantable by reason of a Casualty, the Fixed Rent and the Additional Rent under Sections 2.04 and 2.05 shall be abated in the proportion that the untenantable area of the Premises bears to the total area of the Premises, for the period from the date of the Casualty to the earlier of (i) the date the Premises is made tenantable (provided, that if the Premises would have been tenantable at an earlier date but for Tenant having failed to cooperate with Landlord in effecting repairs or restoration or collecting insurance proceeds, then the Premises shall be deemed to have been made tenantable on such earlier date and the abatement shall cease) or (ii) the date Tenant or any subtenant reoccupies a portion of the Premises other than for repair or restoration purposes (in which case the Fixed Rent and the Additional

 Rent allocable to such reoccupied portion shall be payable by Tenant from the date of such occupancy). Landlord's determination of the date the Premises is tenantable shall be controlling unless Tenant disputes same by notice to Landlord within 10 days after such determination by Landlord, and pending resolution of such dispute, Tenant shall pay Rent in accordance with Landlord's determination. Notwithstanding the foregoing, if by reason of any act or omission by Tenant, any subtenant or any of their respective partners, directors, officers, servants, employees, agents or contractors which occurred after Tenant received a copy of a notice from Landlord's insurer advising Tenant of such act or omission, Landlord, any Superior Lessor or any Superior Mortgagee shall be unable to collect all of the insurance proceeds (including, without limitation, rent insurance proceeds) applicable to the Casualty, then, without prejudice to any other remedies which may be available against Tenant, there shall be no abatement of Rent. Nothing contained in this Section 7.05 shall relieve Tenant from any liability that may exist as a result of any Casualty. Landlord shall promptly deliver to Tenant a copy of any notice from Landlord's insurer requesting the performance of any matter by Tenant.
                   (c) if by reason of a Casualty (i) the Building shall be totally damaged or destroyed, (ii) the Building shall be so damaged or destroyed (whether or not the Premises are damaged or destroyed) that repair or restoration shall require more than 270 days or the expenditure of more than 20% percent of the full insurable value of the Building (which, for purposes of this Section 7.05(c), shall mean replacement cost less the cost of footings, foundations and other structures below the street and first floor of the Building) immediately prior to the Casualty or (iii) more than 30% of the Premises shall be damaged or destroyed (as estimated in any such case by a reputable contractor, architect or engineer designated by Landlord ("Landlord Consultant")), then in any such case Landlord may terminate this Lease by notice given to Tenant within 180 days after the Casualty. If a Casualty meeting the condition set forth in clause (iii) above shall occur during the last 2 years of the Term and the Landlord Consultant shall determine that the repair or restoration shall require more than 270 days, then in such case Tenant may terminate this Lease by giving notice to Landlord within 30 days after Tenant's receipt of such determination by Landlord's Consultant.
                   (d) Landlord shall not carry any insurance on Tenant's Property or on Tenant's improvements and Betterments and shall not be obligated to repair or replace Tenant's Property or Tenant's improvements and Betterments. Tenant shall look solely to its insurance for recovery of any damage to or loss of Tenant's Property or Tenant's improvements and
 Betterments. Tenant shall notify Landlord promptly of any Casualty in the Premises.

                   (e) This Section 7.05 shall be deemed an express agreement governing any damage or destruction of the Premises by fire or other casualty, and Section 227 of the New York Real Property Law providing for such a contingency in the absence of an express agreement, and any other law of like import now or hereafter in force, shall have no application.

                                    ARTICLE 8
                            Miscellaneous Provisions
             8.01 Notice. All notices, demands, consents, approvals, advices, waivers or other communications which may or are required to be given by either party to the other under this Lease shall be in writing and shall be deemed to have been given one Business Day after deposit in the United States mail, certified or registered, postage prepaid, return receipt requested, and addressed to the party to be notified as follows, or to such other place as the party to be notified may from time to time designate by at least 5 days' notice to the notifying party:
             If to Landlord:
             New York Life insurance  Company 51 Madison Avenue New York,
             New  York  10010  Attention:  Asset  Manager/150  Vanderbilt
             Motor Parkway. Hauppauge, New York
             with  a  copy to:

             C.B. Commercial/Hampshire, L.L.C. 400 Frank W. Burr Blvd. Atrium at Glenpointe Teaneck, New Jersey 07666 Attention:
             Kevin P. Welsh
             If to Tenant:

             Curative  Health   Services,   Inc.  14  Research  Way  East
             Setauket, New York 11733 Attention: Allan Keysor, Esq.

 prior to the commencement of the Term, and thereafter Tenant's address shall be that of the Building.

             Notices from Landlord may be given by Landlord's managing agent, if any, or by Landlord's attorney.

             8.02 Building Rules. Tenant shall comply with, and Tenant shall cause its licensees, employees, contractors, agents and invitees to comply with, the rules of the Building set forth in Exhibit C, as the same may be reasonably modified or supplemented by Landlord from time to time for the safety, care and cleanliness of the Premises and the

 Building and for preservation of good order therein. Landlord shall not be obligated to enforce the rules of the Building against Tenant or any other tenant of the Building or any other party, and Landlord shall have no liability to Tenant by reason of the violation by any tenant or other party of the rules of the Building; provided, that Landlord shall not enforce the rules of the Building in a manner which discriminates against Tenant. If any rule of the Building shall conflict with any provision of this Lease, such provision of this Lease shall govern.
             8.03 Severability. If any term or provision of this Lease, or the application thereof to any person or circumstances shall to any extent be invalid or unenforceable, the remainder of this Lease, or the application of such provision to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected, and each provision of this Lease shall be valid and shall be enforceable to the extent permitted by law.
             8.04 Certain Definitions. (a) "Landlord" means only the owner, at the time in question, of the Building or that portion of the Building of which the Premises are a part, or of a lease of the Building or that portion of the Building of which the Premises are a part, so that in the event of any transfer or transfers of title to the Building or of Landlord's interest in a lease of the Building or such portion of the Building, the transferor shall be and hereby is relieved and freed of all obligations of Landlord under this Lease accruing after such transfer, and it shall be deemed, without further agreement, that such transferee has assumed all obligations of Landlord during the period it is the holder of Landlord's interest under this Lease.
                   (b) "Landlord shall have no liability to Tenant" or words of similar import mean that Tenant is not entitled to terminate this Lease, or to claim actual or constructive eviction, partial, or total, or to receive any abatement or diminution of Rent, or to be relieved in any manner or any of its other obligations under this Lease, or to be compensated for loss or injury suffered or to enforce any other right or kind of liability whatsoever against Landlord under or with respect to this Lease or with respect to Tenant's use or occupancy of the Premises.
             8.05 Ouiet Enjovment. Tenant shall and may peaceably and quietly have, hold and enjoy the Premises, subject to the other terms of this Lease and to Superior Leases and Superior Mortgages, provided that Tenant pays the Fixed Rent and Additional Rent to be paid by Tenant and performs all of Tenant's covenants and agreements contained in this Lease.

             8.06 Limitation of Landlord's Personal Liability. Tenant shall look solely to Landlord's interest in the Project for the recovery of any judgment against Landlord, and no other property or assets of Landlord or Landlord's partners, officers, directors, shareholders or principals, direct or indirect, disclosed or undisclosed, shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to this Lease.

             8.07 Counterclaims. If Landlord commences any summary proceeding or action for nonpayment of Rent or to recover possession of the Premises, Tenant shall not interpose any counterclaim of any nature or description in any such proceeding or action, unless Tenant's failure to interpose such counterclaim in such proceeding or action would result in the waiver of Tenant's right to bring such claim in a separate proceeding under applicable law.
             8.08 Survival. All obligations and liabilities of Landlord or Tenant to the other which accrued before the expiration or other termination of this Lease and all such obligations and liabilities which by their nature or under the circumstances can only be, or by the provisions of this Lease may be, performed after such expiration or other termination, shall survive the expiration or other termination of this Lease. Without limiting the generality of the foregoing, the rights and obligations of the parties with respect to any indemnity under this Lease, and with respect to Tax Payments and any other amounts payable under this Lease, shall survive the expiration or other termination of this Lease.
             8.09 Certain Remedies. If Tenant requests Landlord's consent and Landlord fails or refuses to give such consent, Tenant shall not be entitled to any damages for any withholding by Landlord of its consent, it being intended that Tenant's sole remedy shall be an action for specific performance or injunction, and that such remedy shall be available only in those cases where this Lease provides that Landlord shall not unreasonably withhold its consent. No dispute relating to this Lease or the relationship of Landlord and Tenant under this Lease shall be resolved by arbitration unless this Lease expressly provides for such dispute to be resolved by arbitration.
             8.10 No Offer. The submission by Landlord of this Lease in draft form shall be solely for Tenant's consideration and not for acceptance and execution. Such submission shall have no binding force or effect and shall confer no rights nor impose any obligations, including brokerage obligations, on either party unless and until both Landlord and Tenant shall have executed a lease and duplicate originals thereof shall have been delivered to the respective parties.
             8.11 Captions; Construction. The table of contents, captions, headings and titles in this Lease are solely for convenience of reference and shall not affect its interpretation This Lease shall be construed without regard to any presumption or other rule requiring construction against the party causing this Lease to be drafted. Each covenant, agreement, obligation or other provision of this Lease on Tenant's part to be performed, shall be deemed and construed as a separate and independent covenant of Tenant, not dependent on any other provision of this Lease.
             8.12 Amendments. This Lease may not be altered, changed or amended, except by an instrument in writing signed by the party to be charged.

             8.13 Broker. Each party represents to the other that such party has dealt with no broker in connection with this Lease or the Building except for C.B.

 Commercial/Hampshire, L.L.C. and Cushman& Wakefield of Long island, Inc. (the "Broker"), and each party shall indemnify and hold the other harmless from and against all loss, cost, liability and expense (including, without limitation, reasonable attorneys' fees and disbursements) arising out of any claim for a commission or other compensation by any broker other than the Brokers who alleges that it has dealt with the indemnifying party in connection with this Lease or the Building. Landlord shall pay to each of the brokers constituting the Broker a commission in connection with this Lease, subject to and in accordance with the terms and conditions of separate agreements between Landlord and such brokers.
             8.14 Merger. Tenant acknowledges that Landlord has not made and is not making, and Tenant, in executing and delivering this Lease, is not relying upon, any warranties, representations, promises or statements, except to the extent that the same are expressly set forth in this Lease. This Lease embodies the entire understanding between the parties with respect to the subject matter hereof, and all prior agreements, understandings and statements, oral or written, with respect thereto are merged in this Lease.
             8.15 Successors. This Lease shall be binding upon and inure to the benefit of Landlord, its successors and assigns, and shall be binding upon and inure to the benefit of Tenant, its successors, and to the extent that an assignment may be approved by Landlord, Tenant's assigns.
             8.16 Applicable Law. This Lease shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to any principles of conflicts of laws.
             8.17 Parking (a) Landlord shall provide within the boundaries of the Land, such parking areas and driveways, and entrances thereto and exits therefrom, including landscaped and planted areas (collectively, the "Parking Areas"), as Landlord shall at any time and from time to time deem reasonably appropriate, for parking of vehicles by Tenant, subject to the further provisions of this Section 8.17. Landlord reserves the right to change the area, location and configuration of the Parking Areas. During the Term, Landlord shall make available to Tenant (i) 7 parking spaces in the Parking Areas on a reserved basis and (ii) 173 parking spaces in the Parking Areas on a non-reserved basis. ("Tenant's Parking Spaces

                   (b) Tenant's Parking Spaces shall be used exclusively for the parking of standard size (or smaller) passenger cars, belonging to or leased to or operated by Tenant, any of Tenant's permitted subtenants, and their respective employees and invitees, and for no other purpose. Tenant shall not allow any parking of any cars of Tenant or Tenant's permitted subtenants, or their employees or invitees in parking spaces within the Property designated for use by Landlord or other tenants or their respective employees or invitees, and Landlord may tow, at Tenant's expense, any cars so parked.

 Landlord may from time to time relocate any of Tenant's Parking Spaces which are reserved.
                   (c) Tenant's use of Tenant's Parking Spaces shall be subject to such reasonable rules and regulations as may from time to time be promulgated by Landlord in accordance with this Lease. Landlord may require Tenant to use reasonable visible identification (e.g. bumper decal, window sticker, or pass) to evidence authorized use of Tenant's Parking Spaces.
 Landlord may tow, at Tenant's expense, any cars not exhibiting such identification if required. Tenant shall from time to time furnish to Landlord a list of the persons that Tenant has permitted to use Tenant's Parking Spaces, together with such other corresponding identification (e.g., license plates, car models or addresses) as Landlord may require.
                   (d) Use of Tenant's Parking Spaces shall be at Tenant's risk Landlord shall have no obligation to police the Parking Areas. Landlord shall have no responsibility for loss, theft, collision, vandalism or other damage, howsoever caused, to person or property arising out of or attributable to Tenant's Parking Spaces.

             8.18 Graphics; Building Directorv; Card Key Access. (a) No signs, numerals, letters or other graphics shall be used or permitted on the exterior of, or which may be visible from outside, the Premises, unless approved by Landlord in advance of installation. Landlord shall provide Building standard signage at the entry door of the Premises. Landlord shall also permit Tenant to erect and install a sign (the "Monument Sign") on a portion of the Project facing Motor Parkway to be designated by Landlord, which sign will contain Tenant's name. The foregoing rights are subject to (i) compliance by Tenant with all applicable laws and requirements of governmental authorities having jurisdiction (including, without limitation, approval by the Town of Smithtown), (ii) the approval by Landlord of the contractor to be used by Tenant to perform such sign work, the specific location of the Monument Sign, as applicable, and the size, color and design of the Monument Sign, as applicable and (iv) the submission by Tenant to Landlord for its approval of plans and specifications for such sign work. The Monument Sign, and any other sign installed by Tenant in accordance with this Section 8.18, shall be kept by Tenant in good condition at all times, including, but not limited to repainting, replacing and/or refurbishing the same when necessary and replacing any lighting whenever necessary. Tenant agrees to indemnify and hold Landlord harmless from and against any and all losses, damages, claims, suits or actions resulting from Tenant's failure to comply with all local zoning and other laws and requirements with respect to the erection and maintenance of such signs, and any damage or injury to person or property caused by the erection and maintenance of such signs or parts thereof and Tenant shall provide for insurance coverage for such signs in the public liability insurance policy required under Article 7 of the Lease. In the event that Tenant shall not be permitted to erect and install the Monument Sign by reason of clause (i) above, Landlord shall place Tenant's name on the entrance monument in a location and manner to be agreed upon by Landlord and Tenant at Tenant's expense.
                         (i) Landlord hereby agrees that no tenant of the Building (now or hereafter) whose premises shall contain an amount of rentable square feet which is less than the amount of rentable square feet contained in the Premises (including any Offer Space) shall be entitled to erect any signage on the exterior of the Building.
                   (b) Landlord, at Tenant's request, shall provide Tenant with 7 lines on the Building's directory to list Tenant's name and the names of its officers and employees designated by Tenant. The reasonable charge of Landlord for any changes in such listing requested by Tenant shall be paid by Tenant to Landlord on demand.

                   (c) Landlord shall maintain a card key access system which shall restrict access to the Building at times other than Business Hours on Business Days. Tenant shall be entitled to an initial allocation of 2 card keys per each 1,000 rentable square feet included in the Premises. Any additional cards shall be provided by Landlord at Landlord's then standard charges therefor. Tenant shall provide to Landlord from time to time, as requested by Landlord, a list of the persons to whom card keys have been issued Tenant shall comply with such reasonable rules and regulations as Landlord may from time to time promulgate with respect to the use of card keys.
             8.19 Health Club. (a) Landlord hereby grants to Tenant a membership in the health club located on the basement level of the Building (the "Health Club"). Subject to the provisions of this Section 8.19, such Health Club membership shall entitle Tenant to grant to its full time employees who work at the Premises a non-exclusive right to use the Health Club facilities in common with others to whom such right may be granted by Landlord. Such use of the Health Club facilities shall be subject to the terms of this Lease and such rules, regulations and conditions as may be established or amended from time to time by Landlord.
                   (b) Tenant shall pay to Landlord an annual charge (which is currently equal to $25) for each employee of Tenant to whom Tenant grants the right to use the Health Club facilities. Landlord shall have the right, in its sole discretion, to reasonably increase the amount of such charge from year to year. Tenant shall pay the annual charge for each employee (i) initially, at the time that Tenant notifies Landlord that Tenant has granted such employee the right to use the Health Club facilities (appropriately prorated for any part of a year) and (ii) thereafter, in advance on January Ist of each year. All sums payable pursuant to this Section 8.19(b) shall be deemed Additional Rent.
                   (c) Anything in this Section 8.19 or elsewhere in this Lease to the contrary notwithstanding, Tenant shall not grant to any employee the right, and no employee of Tenant shall be permitted, to use the Health Club facilities unless and until Tenant (i) shall have notified Landlord that Tenant has granted such right to such employee and (ii) shall have caused such employee to complete and execute a waiver of liability in the form attached hereto as Exhibit G and delivered such executed document to Landlord. Tenant shall prohibit, and shall take all steps necessary to prevent, any employees of Tenant who have failed to execute a waiver of liability in the form attached hereto as Exhibit G from using the Health Club facilities.
                   (d) Tenant acknowledges that all users of the Health Club facilities do so at their own risk and agrees that it shall be solely Tenant's obligation fully to inform each of Tenant's employees to whom the right to use the Health Club facilities may be granted of such risk. Tenant acknowledges and agrees that Landlord shall have no liability to Tenant or any employee of Tenant or any person claiming through or under either of the foregoing arising from or in connection with the use of the Health Club facilities by any of Tenant's employees or Landlord's operation and/or maintenance of the Health Club facilities, including any such claim arising out of negligence; together with all costs, expenses and liabilities incurred in connection with each such claim or action or proceeding brought thereon, including, without limitation, all attorneys' fees and disbursements.

                   (e) Landlord reserves the right to discontinue providing the Health Club as an amenity to Tenant and its employees at any time if (i) Tenant or any of Tenant's employees violates any of the rules, regulations or conditions governing the use of the Health Club facilities, (ii) Landlord elects to discontinue offering the Health Club as an amenity to all tenants in the Building, or (iii) Landlord has any commercial reason, in Landlord's sole and absolute judgment, to discontinue providing the Health Club as an amenity to Tenant and its employees.
             8.20 Media Center. (a) So long as Landlord elects to offer to tenants in the Building the use of the conference facility located on the basement level of the Building (the "Media Center"), Tenant may reserve the use of the Media Center for meeting purposes, subject to the payment by Tenant of Landlord's then established charges therefor, including any overtime and special charges required to be paid for the use of the Media Center.
                   (b) Use of the Media Center shall be subject to the terms of this Lease and such rules, regulations and conditions as may be established or amended from time to time by Landlord. Tenant acknowledges that other tenants in the Building shall have the right to reserve the use of the Media Center and agrees that use of the Media Center shall be on a "first-come, first-served basis." Landlord reserves the right to discontinue providing the Media Center as an amenity to Tenant at any time if (i) Tenant or any of Tenant's employees, agents or invitees violates any of the rules, regulations or conditions governing use of the Media Center, (ii) Landlord elects to discontinue offering the Media Center as an amenity to all tenants in the Building, or (iii) Landlord has any commercial reason, in Landlord's sole and absolute judgment, to discontinue providing the Media Center as an amenity to Tenant.
                                    ARTICLE 9
                                  Renewal Right
             9.01 Renewal Right. (a) Provided that on the date Tenant exercises the Renewal Option and at the commencement of the Renewal Term (i) this Lease shall not have been terminated, (ii) Tenant shall not be in monetary default under this Lease or non-monetary default under this Lease beyond any applicable notice and grace period and (iii) Tenant shall occupy the entire Premises, Tenant shall have a I time option (the "Renewal Option") to extend the term of this Lease for an additional 5 year period (the "Renewal Term"), to commence at the expiration of the initial Term.

                   (b) The Renewal Option shall be exercised with respect to the entire Premises only and shall be exercisable by Tenant giving notice to Landlord (the "Renewal Notice") at least 9 months before the last day of the initial Term. Time is of the essence with respect to the giving of the Renewal Notice.

             9.02 Renewal Rent and Other Terms. (a) The Renewal Term shall be upon all of the terms and conditions set forth in this Lease, except that (i) the Fixed

 Rent shall be as determined pursuant to the further provisions of this Section 9.02; (ii) Tenant shall accept the Premises in its "as is" condition at the commencement of the Renewal Term, and Landlord shall not be required to perform Landlord's Work or any other work, pay any work allowance or any other amount or render any services to make the Premises ready for Tenant's use and occupancy or provide any abatement of Fixed Rent or Additional Rent, in each case with respect to the Renewal Term; (iii) Tenant shall have no option to renew this Lease beyond the expiration of the Renewal Term; and (iv) the Base Tax Amount shall be the Taxes for the Tax Year ending immediately before the commencement of the Renewal Term.
                   (b) The annual Fixed Rent for the Premises for the Renewal Term shall be the greater of (i) 95% of the Fair Market Rent or (ii) an amount (the "Annual Rent") equal to the aggregate of (A) the Fixed Rent payable by Tenant for the 12 month period ending on the last day of the initial Term and
 (B) the Tax Payment payable with respect to the Tax Year ending immediately before the commencement of the Renewal Term (the greater of Fair Market Rent and Annual Rent is called the "Rental Value"). "Fair Market Rent" means the fixed annual rent that a willing lessee would pay and a willing lessor would accept for the Premises during the Renewal Term, taking into account all relevant factors, provided, that for purposes of determining Fair Market Rent it shall be assumed (whether or not such be the case) that (x) Tenant is given the benefit of customary rent concessions and free rent periods then obtaining in the Building for leases of a similar size, (y) the Premises is to be built out by Landlord pursuant to the then Building standard workletter for space in the Building similar to the Premises, including all Building standard work and other work and concessions to be performed at Landlord's expense and that Landlord will pay to Tenant a work allowance in the amount then customarily paid by Landlord with respect to leases in the Building of similar size and (z) a full brokerage commission shall be payable by Landlord, on then market terms.
                   (c) if Tenant timely exercises the Renewal Option, Landlord shall notify Tenant (the "Rent Notice") at least 90 days before the last day of the initial Term of Landlord's determination of the Fair Market Rent ("Landlord's Determination"). If Landlord's Determination exceeds the Annual Rent, then Tenant shall notify Landlord ("Tenant's Notice"), within 20 days after Tenant's receipt of the Rent Notice, whether Tenant accepts or disputes Landlord's Determination, and if Tenant disputes Landlord's Determination, Tenant's Notice shall set forth Tenant's determination of the Fair Market Rent (which shall not be less than the Annual Rent). if Tenant fails to give Tenant's Notice within such 20 day period, Tenant shall be deemed to have accepted Landlord's Determination.

                   (d) if Tenant timely disputes Landlord's Determination and Landlord and Tenant fail to agree as to the Fair Market Rent within 20 days after the giving of Tenant's Notice, then the Fair Market Rent shall be determined as follows: Such dispute shall be resolved by arbitration conducted in accordance with the Real Estate Valuation Arbitration Rules (Expedited Procedures) of the American Arbitration Association (or any organization which is the successor thereto (the "AAA"), except that the provisions of this Section 9.02(d) shall supersede any conflicting or inconsistent provisions of said rules. The party requesting arbitration shall do so by giving notice to that effect to the other party, specifying in said notice the nature of the dispute, and that said dispute shall be determined in the City of New York, by a panel of 3 arbitrators in accordance with this
 Section 9.02(d). Landlord and Tenant shall each appoint their own arbitrator within 7 days after the giving of notice by either party. If either Landlord or Tenant shall fail timely to appoint an arbitrator, the appointed arbitrator shall select the second arbitrator, who shall be impartial, within 7 days after such party's failure to appoint. Such two arbitrators shall have 7 days to appoint a third arbitrator who shall be impartial. If such arbitrators fail to do so, then either Landlord or Tenant may request the AAA to appoint an arbitrator who shall be impartial within 14 days of such request and both parties shall be bound by any appointment so made within such 1 4-day period. If no such third arbitrator shall have been appointed within such 14 days, either Landlord or Tenant may apply to any court having jurisdiction to make such appointment. The third arbitrator only shall subscribe and swear to an oath fairly and impartially to determine such dispute. Within 14 days after the third arbitrator has been appointed, each of the first two arbitrators shall submit its determination of the Fair Market Rent to the third arbitrator, who shall select one or the other of such determinations (whichever the third arbitrator determines to be closest to the Fair Market Rent), and the selection so made shall be final and binding upon the parties. The fees and expenses of any arbitration pursuant to this Section 9 02(d) shall be borne by the parties equally, but each party shall bear the expense of its own arbitrator, attorneys and experts and the additional expenses of presenting its own proof The arbitrators shall not have the power to add to, modify or change any of the provisions of this Lease. Each arbitrator shall have at least 10 years' experience in leasing and valuation of properties which are similar in character to the Building. After a determination has been made of the Fair Market Rent, the parties shall execute and deliver an instrument setting forth the Fair Market Rent, but the failure to so execute and deliver any such instrument shall not effect the determination of Fair Market Rent.
                   (e) if Tenant disputes Landlord's Determination and if the final determination of Fair Market Rent shall not be made on or before the first day of the Renewal Term, then, pending such final determination. Tenant shall pay, as Fixed Rent for the Renewal Term, an amount equal to Landlord's Determination. If based upon the final determination of the Fair Market Rent, the Fixed Rent payments made by Tenant for such portion of the Renewal Term were (i) less than the Rental Value payable for the Renewal Term, Tenant shall pay to Landlord the amount of such deficiency within 10 days after demand therefor or (ii) greater than the Rental Value payable for the Renewal Term, Landlord shall credit the amount of such excess against future installments of Fixed Rent and/or Additional Rent payable by Tenant.

             IN WITNESS WHEREOF, Landlord and Tenant have executed this Lease as of the day and year first written above.
 Landlord:                       NEW YORK LIFE INSURANCE COMPANY
                                 By: /s/Michael W. Towne
                                 Name:  Michael W. Towne
                                 Title: Real Estate Vice President
 Tenant:                         CURATIVE HEALTH SERVICES, INC.
                                 By: /s/John Vakoutis
                                 Name:  John Vakoutis
                                 Title: President and CEO

                           AMENDMENT OF LEASE


         Agreement, dated as of November 13, 1997 between NEW YORK LIFE INSURANCE COMPANY, A New York corporation having an office at 51 Madison Avenue, New York, New York 10010 ("Landlord") and CURATIVE HEALTH SERVICES, INC., a Minnesota corporation having an office at 150 Motor Parkway, Hauppauge, New York. ("Tenant")

                                   WITNESSETH:

         WHEREAS, Landlord and Tenant entered into a Lease, dated as of June 30, 1997 (the "Lease"), pursuant to which Landlord is leasing to Tenant and Tenant is hiring from Landlord certain space (the "Original Space") on the 4th floor of the building located at 150 Motor Parkway, Hauppauge, New York (the "Building") and;

         WHEREAS, Landlord and Tenant desire to amend the Lease to (a) modify certain provisions set forth in the Lease and (b) provide that Landlord lease to Tenant and Tenant hire from Landlord certain additional space on the 4th floor of the Building and certain storage space on the concourse level.

         NOW, THEREFORE, Landlord and Tenant agree as follows:

         1. Defined Terms. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Lease.

          2. Lease of Additional Space. Landlord hereby leases to Tenant and Tenanthereby hires from Landlord, upon and subject to the terms, covenants, provisions and conditions of this Agreement, the portion of the 4th floor of the Building, substantially as shown on the floor plan attached hereto as Exhibit A and made a part hereof (the "Additional Space"), for a term commencing as of the Commencement Date and terminating on the Expiration Date or on such earlier date upon which the terms of this Lease shall expire or be cancelled or terminated pursuant to any of the conditions or covenants of the Lease or pursuant to law. The Additional Space shall be conclusively deemed to contain 5,968 rentable square feet. Effective as of the date hereof, the term "Premises" shall mean, collectively, the Original Space and the Additional Space.

          3. Terms Applicable to Additional Space. The lease of the Additional Space by Tenant shall be on all of the terms and conditions of the Lease, except that:

         (a) Except as expressly provided in Section 4.01 of the Lease, Landlord shall not be required to perform any work, install any fixtures or equipment or render any services to make the Building or the Additional Space ready or suitable for Tenant's use or occupancy, and Tenant shall accept the Additional Space in its "as is" condition on the Commencement Date; provided, that (i) Landlord's obligation, set forth in Section 4.01 of the Lease, to fund the Initial Improvements in the event the Initial Improvements exceed the Tenant Improvement Contribution, shall be increased from $22.50 per rentable square foot to $25 per rentable square foot, contained in the Premises, (ii) the Commencement Date shall be modified to be the later of March 1, 1998 and the day on which Landlord's Work is deemed to be substantially completed in accordance with Section 1.03(b), accordingly, Landlord shall use commercially reasonable efforts to deliver the Premises (including the Additional Space) on or before March 1, 1998, (iii) with respect to the bidding for Tenant's Initial Improvements, (A) Landlord shall inform Tenant of such bidding process, (B)
Tenant may be present at the auction or meeting relating to such bids. (C) Tenant may submit requests for clarification to the contractors submitting bids and Landlord shall use reasonable efforts to ask that such contractors promptly respond to Tenant's requests. Notwithstanding anything set forth in clause (iii) above, Landlord shall not be obligated to choose the contractor requested by Tenant to perform Tenant's initial Improvements and, if Landlord matches the lowest competitive bid submitted with respect to such Initial Improvements (the "Low Bid"), Landlord shall, at its option, have the right to perform the Initial Improvements on the terms and conditions set forth in the Low Bid.

                   (b) In the event the Commencement Date shall occur on or after July 1, 1998,
Landlord shall be liable to Tenant through the Commencement Date for two-thirds (2/3) of such amounts as Tenant's prior landlord claims and is due under Tenant's previous lease as hold-over rent; provided, however that in no event shall Landlord be liable to Tenant for any amount which exceeds $3,337.97 per diem. Further, Landlord shall have no liability for any period of time which delays the Commencement Date as a result of either a Tenant Delay or force majeure. Except as specifically provided above, Landlord shall have no liability whatsoever to Tenant for any delay in the Commencement Date. If the Commencement Date has not occurred by December 1, 1998 then Tenant shall have the option to terminate the Lease, at which time Landlord shall have no further obligation or liability to Tenant.

                   (c) In addition to the Fixed Rent payable under Article 2 of the Lease, Fixed
Rent with respect to the Additional Space shall be payable from and after the Rent Commencement Date to and including the Expiration Date in the following amounts:

                            (i)      for the period from the Rent Commencement
Date to and including the day before the 1st anniversary of the Commencement Date, at the annual rate of $22.98 per rentable square foot contained in the Premises;

                            (ii)     for the period from the 1st anniversary of
the Commencement Date to and including the day before the 2nd anniversary of the Commencement Date, at the annual rate of $23.31 per rentable square foot contained in the Premises;

                            (iii) for the period from the 2nd anniversary of the
Commencement Date to and including the day before the 3rd anniversary of the Commencement Date, at the annual rate of $23.64 per rentable square foot contained in the Premises;

                            (iv)     for the period from the 3rd anniversary of
the Commencement Date to and including the day before the 4th anniversary of the Commencement Date, at the annual rate of $23.97 per rentable square foot contained in the Premises;

                            (v)      for the period from the 4th anniversary of
the Commencement Date to and including the day before the 5th anniversary of the Commencement Date, at the annual rate of $24.31 per rentable square foot contained in the Premises;

                            (vi)     for the period from the 5th anniversary of
the Commencement Date to and including the 6th anniversary of the Commencement Date, at the annual rate of $24.66 per rentable square foot contained in the Premises;

                            (vii) for the period from the 6th anniversary of the
Commencement Date to and including the 7th anniversary of the Commencement Date, at the annual rate of $25.01 per rentable square foot contained in the Premises, and
                            (viii) for the period  from the 7th  anniversary  of
the Commencement date to and including the Expiration Date, at the annual rate of $25.37 per rentable square foot contained in the Premises.

                  d) From and after the Rent Commencement Date to and including the Expiration Date, Tenant shall pay to Landlord Tax Payments with respect to the Premises at the times and in the manner set forth in the Lease and the term "Tenant's Share" (with respect to the Premises) shall mean 16.44%.

                  (e) Tenant shall pay for electric energy supplied to the Additional Space from and after the Commencement Date and otherwise in the amounts and at the times set forth in Section 2.06 of the Lease.

                  (f)      Tenant's  termination  option as set forth in Section
1.03 of the Lease shall be null and void and of no further force or effect.

4. Storage Space (a) Landlord hereby leases to Tenant and Tenant hereby hires from Landlord, subject to the terms and conditions of this Lease, the space on the concourse level of the Building substantially as shown on Exhibit B (the "Storage Space") for the Term.

                           (b) The  leasing of the  Storage  Space  shall be on
the terms and  conditions  of this  Lease, subject to the following;

                                    (i)  the  Storage   Space  shall  be
delivered in its "as is" condition on the Commencement Date and Landlord shall not be obligated to perform any work or provide any contribution or allowance with respect thereto;

                                    (ii) Fixed Rent for the Storage  Space shall
be equal to $9.25 per rentable square foot per annum throughout the Term and shall be payable in equal monthly installments from and after Rent Commencement Date.

                                    (iv) the  Storage  Space  shall only be used
for storage purposes (which shall include the shipping and receiving of items stored in the Storage Space and personnel necessary to oversee such shipping and receiving) in connection with Tenant's operation of its business in the Premises;

                                    (v) Tenant, at Tenant's expense, shall cause
the Storage Space to be cleaned regularly in a manner reasonably satisfactory to Landlord and to be exterminated against by vermin, rodents or roaches and such cleaning and exterminating shall be performed at Tenant's expense by
Landlord's   employees  or  Landlord's contractor;

                                    (vi) the  Storage  Space  shall be deemed to
contain 1,112 rentable square feet for all purposes of this Lease; and

                                    (vii) except as expressly  provided  herein,
the Storage Space shall be deemed to be part of the Premises for all purposes of this Lease.

                  (c) If Landlord shall be unable to deliver possession of the Storage Space to Tenant on the Commencement Date as a result of a tenant's holdover in space which shall constitute a portion of the Storage Space, provided Landlord shall use reasonable efforts (including the prompt commencement and diligent prosecution of summary dispossess proceedings) to terminate such holdover tenancy. Landlord shall have no liability to Tenant therefor and the validity of this Lease shall not be impaired, nor shall the Term be extended, by reason thereof except that, until possession of the Storage Space shall be delivered to Tenant, Tenant shall not be charged Rent with respect to the Storage Space. This provision shall be deemed to be "an express provision to the contrary" for purposes of Section 223-a of the New York Real Property law or any successor Laws.

                  (d) Landlord shall have the right to relocate Storage Space at any time and from time to time to comparable space in the Building, upon nor less than 30 days prior notice to Tenant, provided that Landlord shall install at its expense (or, at its option, reimburse Tenant for the reasonable costs incurred by Tenant in installing) in the new Storage Space the fixtures existing in the prior Storage Space (or reasonable replacements thereof) and either move or, at Landlord's option, reimburse Tenant for the reasonable costs of moving from the prior Storage Space to the new Storage Space, Tenant's Property stored therein.

         5. Broker Each party hereto covenants, warrants and represents to the other party that it had no conversations or negotiation with any other broker other than CB Commercial Hampshire, L.L.C. and Cushman & Wakefield of Long Island, Inc. (collectively, the "Broker"), concerning the leasing of the Additional Space. Each party hereto shall indemnify and hold harmless the other party against and from any claims for any brokerage commissions and all costs, expenses and liabilities in connection therewith, including, without limitation, attorney's fees and expenses, arising out of any conversations or negotiations had by the indemnifying party with any broker (other than the Broker, in case of the indemnity by Tenant) concerning the leasing of the Additional Space. Landlord shall pay any brokerage commissions due to the Broker pursuant to a separate agreement between Landlord and the Broker.

          6. No Other Changes Except as expressly set forth in this Agreement, the Lease shall remain unmodified and in full force and effect, and the Lease as modified herein is ratified and confirmed. All references in the Lease to "this lease" shall hereafter be deemed to refer to the Lease as amended by this Agreement.

         IN WITNESS WHEREOF, Landlord and Tenant have duly executed this Agreement as of the day and year first above written.

                              NEW YORK INSURANCE COMPANY,
                              Landlord

                              By:     /s/Michael W. Towne
                              Name:   Michael W. Towne
                              Title:  Real Estate, Vice President


                              CURATIVE HEALTH SERVICES, Inc.
                              Tenant

                              By:     /s/Allan L. Keysor
                              Name:   Allan L. Keysor
                              Title:  Vice President & General Council

EMPLOYMENT AGREEMENT                                               Exhibit 10.20


     This Agreement, dated as of October 21, 1998 ("Effective Date"), is between Curative Health Services, Inc., a Minnesota Corporation ("Company") and Robert Heisler, an individual residing at 310 West 106th Street, Apartment 7D, New York, NY 10025, ("Executive").

                           WITNESSETH

     WHEREAS, Company wishes to retain Executive as a key employee; and

     WHEREAS, Company and Executive want the terms and conditions of Executive's employment to be governed by this Agreement;

     NOW, THEREFORE, in consideration of the promises and mutual covenants herein contained, intending to be legally bound, the parties hereto agree as follows:

      1.    Employment and Duties.

      (a) General. Executive has been serving and shall continue to serve as Regional Vice President of the Company. Executive shall perform all of the duties of the position as assigned to Executive by the Board of Directors of Company ("Board"). Executive shall report to the Chief Operating Officer ("COO").

      (b) Services. While employed by Company, Executive shall devote Executive's full business time to the performance of Executive's duties; faithfully serve Company; and comply with the lawful and good faith directions and instructions given to Executive by the COO, CEO, and the Board. Executive shall use best efforts to promote and serve the interests of Company.

      2. Term of Employment. The term of Executive's employment ("Term") shall commence on the Effective Date and continue until the one (1) year anniversary of the Effective Date. On the first anniversary of the Effective Date and on each subsequent anniversary date thereafter, the Term shall automatically renew for an additional year unless, within thirty (30) days prior to the applicable anniversary date, either party shall have given the other party written notice of its intention not to extend the Term or Executive's employment is terminated pursuant to the terms and conditions of this Agreement.

      3. Compensation and Benefits. Company shall pay or provide the following compensation or benefits to Executive during the Term as compensation for all services rendered:

      (a) Base Salary. Company shall initially pay Executive an annual base salary of One Hundred Twenty Six Thousand Dollars ($126,000.00). Salary shall be paid to Executive in accordance with normal payroll practices of Company for its other executives as they may be in effect from time to time. Executive shall be eligible for a salary review not less often than annually in accordance with Company's Compensation Plan as in effect from time to time.

      (b) Quarterly and Annual Bonus. During the Term, Executive shall be eligible for each calendar year of the Term to participate in the Company's Incentive Compensation Plan established by Company for executives as in effect from time to time ("Incentive Plan").

      (c) Stock Options. Executive shall be eligible to participate in the Company's Stock Option Plan ("Option Plan") and to receive grants of stock options from time to time under the same terms and conditions applicable to other executives of Company in accordance with the terms and conditions of the Option Plan as in effect from time to time and to such other terms and conditions as may be specified by Company in the form of a standard option agreement with Executive.

      (e) Expenses. Company shall pay or reimburse Executive for all reasonable expenses incurred by Executive in connection with Executive's employment by Company in accordance with Company's rules and practices applicable thereto as in effect from time to time. Expenses shall be reimbursed upon the periodic submission of expense reports reasonably promptly after the date of submission. No expense payment shall be "grossed up" or increased to take into account any tax liability incurred by Executive as a result of expense payments or reimbursements.

      (f) Pension,  Welfare,  and Fringe  Benefits.  During the Term,  Executive
shall be eligible to participate in Company's 401(k), medical, dental, disability, and other welfare plans made available to other executives of Company in accordance with the rules of the plans as in effect from time to time.

      (g) Vacation. During the Term, Executive shall be entitled to vacation in accordance with Company's policies and standard procedures governing vacation as in effect from time to time.

      4. Termination of Employment. Subject to the notice and other provisions of this Section 4, Company shall have the right to terminate Executive's employment and Executive shall have the right to resign at any time for any reason or for no stated reason.

      (a)   Termination for Cause; Resignation.

      (i) If, prior to the expiration of Term, Executive's employment is terminated by Company for Cause or if Executive resigns from Executive's employment, Executive shall be entitled to payment of the pro-rata portion of Executive's salary earned through and including the date of termination or resignation as well as any unreimbursed expenses. Except to the extent required by the terms of any grant to Executive in accordance with Section 3(c) above, by the terms of Section 3(f), or applicable law, Executive shall have no right under this Agreement or otherwise to receive any other compensation or to participate in any other plan, program, or arrangement after such termination or resignation of employment.

      (ii) Termination for "Cause" shall mean termination of Executive's employment with Company because of (A) Executive's refusal (other than by reason of incapacity because of physical or mental illness) to perform Executive's duties hereunder, (B) the commission by Executive of a felony or the perpetration by Executive of a dishonest act or fraud against Company or any affiliate of Company, (C) any act or omission by Executive which is the result of Executive's willful misconduct or gross negligence and which, in the good faith opinion of Company, is injurious in any material way to the financial condition, business, or reputation of Company or its affiliates, or (D) a material breach by Executive of this Agreement.

      (iii) Termination of Executive's employment for Cause shall be communicated by delivery by Company to Executive of a written notice stating that Executive has been terminated for Cause and specifying the particulars thereof and the effective date of the termination. The date of resignation by Executive shall be the date specified in a written notice of resignation from Executive to Company. Executive shall provide at least sixty (60) days prior written notice of resignation.

      (b)   Involuntary Termination.

      (i) If Company terminates or does not extend the term of Executive's employment for any reason other than for Disability or Cause ("Involuntary Termination"), Company shall pay to Executive Executive's salary as well as unreimbursed expenses which have been earned or incurred up to and including the date of Involuntary Termination. In addition, Company shall pay to Executive as severance Executive's salary prorated on a monthly basis, at the rate in effect on the date of Involuntary Termination ("Severance Payments") for the nine (9) month period beginning immediately following the date of Involuntary termination ("Severance Period"). Severance Payments shall be paid in payroll installments in accordance with the Company's payroll practices as in effect from time to time; provided, however, that Company, in its sole discretion, may at any time during the Severance Period pay to Executive the then remaining portion of Severance Payments due during the Severance Period in a cash lump sum.

      (ii) In the event of Involuntary Termination, Executive shall continue to participate on the same terms and conditions as are in effect immediately prior to the termination or in Company's health, medical, and dental plans as set forth in Section 3 until the last day Company is obligated to make Severance Payments in accordance with Section 4(b)(i) above. Upon request from Executive, Company shall also provide Executive an executive outplacement program with an outplacement firm mutually acceptable to Executive and Company, the cost of which may not exceed ten percent (10%) of Executive's base salary.

      (iii) In the event of Executive's death prior to the end of the Severance Period, Severance Payments shall cease.

      (iv) If, following Involuntary Termination, Executive materially breaches the provisions of Section 5 of this Agreement, Executive shall not be eligible, as of the date of the breach, for the payments and benefits described in Section 4 and any obligations of Company for such payments and benefits shall thereupon cease.

      (v) The date of Involuntary Termination shall be the date specified in the written notice of termination to Executive.

      (c) Termination because of Disability. In the event of Executive's Disability, Company shall be entitled to terminate Executive's employment. Should Company terminate Executive's employment because of Disability, Executive shall be entitled to payment of the pro-rata portion of Executive's salary and, subject to the terms of the Incentive Plan, bonuses earned through the date of termination as well as any unpaid expenses. Notwithstanding anything in this Agreement to the contrary, if Executive's employment is terminated because of Disability, Company shall continue to pay Executive Executive's annual salary until the earliest to occur of (i) the end of the six (6) month period following the date of termination, (ii) the date of Executive's death, or (iii) the first day on which Executive is entitled to benefits under Company's long term disability plan. As used in this Section 4(c), the term "Disability" shall mean a physical or mental incapacity that substantially prevents Executive from performing Executive's duties hereunder, has continued for at least one hundred eighty (180) days, and can reasonably be expected to continue indefinitely. Any dispute about whether or not Executive is disabled within the meaning of this Section shall be resolved by a physician reasonably acceptable to Executive and Company, and the determination of such physician shall be final and binding upon both Executive and Company.

      (d) Death.  Except as  provided  in  Sections  3(f),  4(b)(iii),  and this
Section 4(d), no salary or benefits shall be payable under this Agreement following the date of Executive's death. In the event of Executive's death, any salary and, subject to the terms of the Incentive Plan, bonuses earned by Executive up to the date of death, as well as any unreimbursed expenses shall be paid to Executive's beneficiary within thirty (30) days of death. Executive's Beneficiary shall also be entitled to any death benefits which are provided under the terms of any plan, program, or arrangement referred to in Section 3(f) applicable to Executive at time of death.

      (e) Beneficiary. For this Agreement, "Beneficiary" shall mean the person or persons designated in writing by Executive to receive benefits under a plan, program, or arrangement due in the event of Executive's death, or, if no such person or persons are designated by Executive, Executive's estate. No Beneficiary designation shall be effective unless it is in writing and received by Company prior to the date of Executive's death.

      5.    Protection of Company's Interests.

      (a) No Competing Employment. For so long as Executive is employed by Company and continuing for one (1) year after termination of employment or resignation ("Restricted Period"), Executive shall not, unless Executive receives prior written consent from Company, directly or indirectly own an interest in, manage, operate, join, control, lend money or render financial or other assistance to, or participate in or be connected with as an officer, employee, partner, stockholder, consultant or otherwise any individual, partnership, firm, corporation or other business organization or entity that competes with Company.

      (b) No Interference.  During the Restricted Period and for a period of one
(1) year thereafter, Executive shall not, whether for Executive's own account or for the account of any other individual, partnership, firm, corporation or other business organization (other than Company), intentionally solicit, endeavor to entice away from Company, or otherwise interfere with the relationship of Company with any person who is employed by or otherwise engaged to perform services for Company or any person or entity who is, or was, within the then most recent twelve-month period, a customer, client, or supplier of Company.

      (c) Secrecy. Executive recognizes that the services Executive will perform are special, unique, and extraordinary because as part of Executive's employment Executive may acquire confidential information and trade secrets about the operation of Company or its affiliates, the use or disclosure of which could cause Company substantial loss or damage which could not be readily calculated and for which no remedy at law would be adequate. Accordingly, Executive shall not at any time, except in performance of Executive's obligations to Company or with prior written consent of Company, directly or indirectly disclose to any person any secret or confidential information. "Confidential Information" means any information not previously disclosed to the public by Company's management about Company's products, facilities, business practices, trade secrets, intellectual property, systems, procedures, manuals, confidential reports, price lists, customer lists, financial information, and business plans, prospects, or opportunities.

      (d) Exclusive Property. All Confidential Information is and shall remain the exclusive property of Company. All business records, papers, and documents kept or made by Executive about the business of Company shall be and remain the property of Company. Upon termination of employment or upon request of Company at any time, Executive shall promptly deliver to Company and shall not, without consent of Company, retain copies of any written materials not previously made available to the public or records and documents made by Executive or coming into Executive's possession and relating to the business of Company; provided, however, that subsequent to any termination, Company shall provide Executive with copies of any documents which are requested by Executive and necessary for Executive to comply with any applicable law or the terms and conditions of the Agreement.

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

      6.    General Provisions.

      (a) Other Severance Benefits. Should Company adopt a Severance Plan ("Severance Plan") applicable to senior executives of Company, Executive shall be eligible for benefits under the Severance Plan but only to the extent that benefits thereunder are additional to or greater than the severance benefits provided herein. Should Executive's employment be terminated for any reason, except for the obligations of Company expressly provided for herein, Executive unconditionally releases Company and its directors, officers, employees, and stockholders, or any of them, from any and all claims, liabilities, or obligations for any other compensation or severance benefits in connection with Executive's employment or termination.

      (b)  Tax   Withholding.   Payments  to  Executive  for  all   compensation
contemplated   by  this  Agreement  shall  be  subject  to  all  applicable  tax withholding.

      (c) Notices. Notice by either party shall be given in writing by personal delivery or certified mail, return receipt requested, or if to Company by facsimile to the applicable address set forth below:

      (i)   To Company:     Carol Gleber
                            Chief Operating Officer
                            Curative Health Services
                            150 Motor Parkway
                            Hauppauge, NY 11733

      (ii)  To Executive:   Robert Heisler
                            310 West 106th Street
                            Apartment 7D
                            New York, NY 10025

or to such other persons or addresses either party may specify to the other in writing.
      (d) Representation by Executive. Executive represents and warrants that Executive's entering into and performance under this Agreement will not breach the provisions of any agreement to which the Executive is a party or any decree, judgment, or order to which Executive is subject and that this Agreement constitutes a valid and binding obligation of Executive. Breach of this representation will render all of the Company's obligations under this Agreement void ab initio.

      (e) Assignment. This Agreement shall not be assigned by Executive, and any attempted assignment or delegation in violation of this provision shall be void. Subject to the preceding sentence, this Agreement shall be binding upon the parties hereto and their respective heirs, successors, and assigns.

      (f) Amendment. This Agreement may not be amended, modified, or canceled except by written agreement between Executive and Company.

      (g) Severability. If any term or provision of this Agreement is determined to be invalid or unenforceable in a final court or arbitration proceeding, (i) the remaining terms and provisions shall be unimpaired and, (ii) the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and comes closest to expressing the intention of the invalid or unenforceable term or provision.

      (h) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without regard to any choice or conflicts of law provisions.

      (i) Entire Agreement. This Agreement sets forth the entire agreement and understanding of the parties with respect to the matters covered hereby and supersedes all prior agreements and understandings of the parties with respect to the subject matter hereof.

      (j) Headings. The headings and captions of this Agreement are included solely for convenience of reference and shall not control the meaning or interpretation of any term or provision of this Agreement.

      (k) Counterparts. This Agreement may be executed by the parties in counterparts, each of which shall be deemed an original; but both such counterparts shall together constitute one and the same document.

      IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the day and year first written above.


                           CURATIVE HEALTH SERVICES, INC.

                           By:/s/John Vakoutis
                           Name: John Vakoutis
                           Title:President and  Chief Executive Officer


                           EXECUTIVE

                           By:/s/Robert Heisler
                           Name: Robert Heisler
                           Title:Regional Vice President

                                                                   Exhibit 10.22




                      DEVELOPMENT AND LICENSE AGREEMENT

                                   between

                        CURATIVE HEALTH SERVICES, INC.

                                     and

                       ACCORDANT HEALTH SERVICES, INC.







                           Dated as of May 19, 1998

  TABLE OF CONTENTS

                                                                            Page
 1.   DEFINITIONS                                                              1


 2.   ACTIVITIES RELATING TO DEVELOPMENT OF THE PROGRAM DURING THE
      DEVELOPMENT TERM                                                         4

      2.1   Responsibilities of Parties                                        4

      2.2   Establishment of Project Committee                                 5

      2.3   Elements of the Project Plan                                       6


3.    MARKETING RIGHTS AND OBLIGATIONS; PAYMENT TO CHSI                        6

      3.1   Grant of Non-Exclusive Marketing Rights                            6

      3.2   Marketing Activities                                               6

      3.3   Payment to CHSI                                                    7

      3.4   Subcontract of Service                                             7

      3.5   Access to Accounting Books and Statements                          7


4.    REPRESENTATIONS AND WARRANTIES OF ACCORDANT AND CHSI                     8

      4.1   Mutual Representations and Warranties                              8

      4.2   Additional Representations                                         9

      4.3   Additional Representations, Warranties and Covenants of            9
            CHSI

      4.4   Continuing Nature of Representations and Warranties                9


5.    INSURANCE                                                               10

      5.1   Comprehensive General Liability and Other Insurance               10

      5.2   Certificates of Insurance                                         10

      6.    OWNERSHIP; GRANT OF LICENSE; PROTECTION OF INTELLECTUAL           10
            PROPERTY

      6.1   Ownership of Program                                              10

      6.2   License to Accordant                                              11

      6.3   Protection of Program                                             11

      6.4   Enforcement of Intellectual Property Rights                       11


7.    CONFIDENTIALITY; NON-COMPETITION COVENANT                               11

      7.1   Mutual Obligations of Confidentiality                             11

      7.2   Exceptions                                                        12

      7.3   Non-Competition Covenant of Accordant                             12

      7.4   Non-Competition Covenant of CHSI                                  13

      7.5   Non-Solicitation                                                  13

      7.6   Enforcement                                                       13

8.    TERM AND TERMINATION

      8.1   Term                                                              13

      8.2   Rights of Termination                                             13

      8.3   Termination by Either Party                                       14

      8.4   Termination by CHSI                                               15

      8.5   Termination by Accordant                                          15

      8.6   Adjusted Fair Market Value                                        16

      8.7   Survival                                                          17


9.    INDEMNIFICATION                                                         17

      9.1   Mutual Obligations to Indemnify                                   17

      9.2   Claims Procedure                                                  17

      9.3   Rights Cumulative                                                 18


10.   MISCELLANEOUS                                                           18

      10.1  Access to Operations                                              18

      10.2  Further Assurances                                                18

      10.3  Relationship                                                      18

      10.4  Entire Agreement                                                  18

      10.5  Assignability; Binding Nature                                     19

      10.6  Waiver                                                            19

      10.7  Severability                                                      19

      10.8  Governing Law                                                     19

      10.9  Enforceability                                                    19

      10.10 Headings                                                          19

      10.11 Notices                                                           19

      10.12 Force Majeure                                                     20

      10.13 Arbitration                                                       20

      10.14 Counterparts                                                      20

                      DEVELOPMENT AND LICENSE AGREEMENT

      THIS DEVELOPMENT AND LICENSE AGREEMENT dated as of the 19th. day of May, 1998, between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation ("CHSI"), having offices at 150 Motor Parkway, Hauppauge, New York 11788, and ACCORDANT HEALTH SERVICES, INC., a Delaware corporation ("Accordant"), having offices at 5509-A West Friendly Avenue, Suite 101, Greensboro, North Carolina 27410 (the "Agreement").

      WHEREAS, CHSI is engaged in the marketing and sale of an innovative, interdisciplinary program for the medically and cost effective diagnosis and treatment of chronic non-healing wounds; and

      WHEREAS, Accordant is engaged in the research, development, marketing and sale of programs relating to the monitoring, care and stabilization of the condition of individuals suffering from certain chronic illnesses; and

      WHEREAS, CHSI and Accordant desire to pursue the development of a comprehensive program for the monitoring, care and stabilization of the condition of individuals suffering from chronic non-healing wounds; and

      WHEREAS, following the successful development of such program, Accordant desires to obtain a license from CHSI to market such program for its own account, and CHSI is willing to grant Accordant a license to do so.

      NOW, THEREFORE, in consideration of the premises and the mutual covenants set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      1.    DEFINITIONS

            As used in this Agreement, the following terms shall be defined as set forth below:

            1.1 Accordant Know-How - shall mean all materials, methods or other technical information, including data, formulas, patterns, compilations, devices, techniques, processes and procedures, developed, owned and/or controlled by Accordant prior to the Effective Date and used in connection with the development of the Program.

            1.2 Adjusted Fair Market Value - shall have the meaning set forth in Section 8.6 hereof.

            1.3 Affiliate - shall mean a corporation or other entity controlled by, under common control with, or controlling a party, which control means either (i)the ownership either directly or indirectly of more than fifty percent (50%) of the voting power of the entity, or (ii) the right to elect the majority of directors of the entity, and in either case, where such control may be exercised without the consent of any third party.

            1.4 Change of Control - shall mean either (i) the merger or consolidation of Accordant with another entity in which the shareholders of Accordant immediately prior to such transaction own less than 50% of the voting power of the entity surviving such transaction, (ii) the sale of all of, or a controlling interest in, the capital stock of Accordant to a third party or group acting in concert, or (iii) the sale of a substantial portion of Accordant's assets to a third party or group acting in concert.

            1.5 CHSI Know-How - shall mean all materials, methods or other technical information, including data, formulas, patterns, compilations, devices, techniques, processes and procedures, now or hereafter developed, owned and/or controlled by CHSI and provided by CHSI to Accordant in connection with the development of the Program or otherwise obtained by Accordant in connection with development of the Program (whether or not it is used for such development), including improvements to the foregoing made by CHSI during the term of this Agreement.

            1.6 Customers - shall mean health maintenance organizations, insurance companies, preferred provider organizations and other purchasers of the goods and services offered by Accordant and other business organizations providing disease management services to payors of the costs of medical services. The term "Customers" shall not include any providers of medical services which are not also payors of the costs of medical services.

            1.7 Development Cost - shall mean the sum of the (i) Direct Labor, (ii) Direct Materials and Costs, and (iii) Accordant overhead (which is deemed to be equal to ten percent (10%) of the sum of (i) and (ii)) incurred by Accordant in the development of the Program during the Development Term, as certified to CHSI by Accordant. No element of overhead shall be included in Direct Labor.

            1.8 Development Term - shall mean the period from the Effective Date to the date twelve calendar months after adoption of the Project Plan pursuant to Section 2.2.

            1.9 Direct Labor - shall mean all costs of employment, including, without limitation, employee benefits and taxes paid by the employer, for those employees whose services are directly related to the development and marketing of the Program and/or the performance of the Program for the benefit of Accordant's Customers or CHSI's customers, as the context may require.

            1.10 Direct Materials and Costs - shall mean out-of-pocket expenses for materials and third party services actually incurred by Accordant or CHSI, as the context may require, which are identifiable and directly related to the development and marketing of the Program and/or the performance of the Program for the benefit of CHSI's Customers (and other third parties) or Accordant's Customers, as the context may require, including, but not limited to, travel expenses, shipping and postage charges, mailing inserts and direct medical advisor expenses.

            1.11  Effective Date - shall mean the date of this Agreement.

            1.12 Indemnifying Party - shall mean, for purposes of Article 9 hereof, either CHSI or Accordant, as the context may require.

            1.13  Indemnified Persons - shall have the meaning set forth in
Section 9.1 hereof.

            1.14 Information - shall mean documents, materials, knowledge or other confidential or proprietary business or technical information, including, without limitation, information relating to markets, customers, products, patent rights, inventions, trade secrets, procedures, methods, designs, strategies, plans, assets, liabilities, costs, revenues, profits, organization, employees, agents, distributors or business in general.

            1.15 Initial Term - shall mean the initial term of this Agreement, i.e., the five (5) year period from and after the Effective Date.

            1.16 Losses - shall mean losses, claims, damages, liabilities and expenses (including reasonable fees and disbursements of counsel) incurred by Indemnified Persons.

            1.17 Marketing Plan - shall mean the plan for the implementation, marketing and operation of the Program prepared by Accordant in accordance with Section 2.1(b)(x).

            1.18 Net Profits - shall mean, for any period, the positive difference, if any, between (a) Net Sales of the Program, less (b) the sum of
(i) Direct Labor, (ii)Direct Materials and Costs and (iii) Accordant overhead (which is deemed to be equal to ten percent (10%) of the sum of (i) and (ii)) incurred by Accordant in connection with such Net Sales. No element of overhead shall be included in Direct Labor.

            1.19 Net Sales - shall mean gross receipts from sales by Accordant for performing the Program for the benefit of its Customers, less adjustments or credits made by Accordant in the ordinary course of its business consistent with past practices.

            1.20 Program - shall mean the comprehensive program for case management of individuals suffering from chronic non-healing wounds, which will contain, at a minimum, the following elements in accordance with the Specifications provided by CHSI under Section 2.1(a) of this Agreement:
(a) comprehensive disease profile; (b) normative cost model; (c) intervention model; (d) impact model; (e) data templates; (f) assessment tools;
(g) intervention and education (payor/provider); (h) care management plan;
(i) outcomes reports; and (j) outcomes management.

            1.21 Program Completion - shall mean the completion of the development of the Program and its certification as "completed" by the Project Committee, provided that the Project Committee's certification shall be deemed provided unless the Project Committee provides a detailed description of any changes to the Program required for it to conform to the Specifications within fifteen (15) days of Accordant's submission of the Program to the Project Committee; and provided further that the Project Committee will not unreasonably withhold its consent to such certification.

            1.22 Project Committee - shall mean the joint project committee established by CHSI and Accordant in accordance with Section 2.2 hereof.

            1.23 Project Plan - shall mean the project plan for the development of the Program prepared by the Project Committee in accordance with Section 2.2 hereof.

            1.24 Specifications - shall mean the specifications for the Program which have been provided to Accordant from time-to-time by CHSI, and accepted by Accordant, such acceptance not to be unreasonably withheld.

      2. ACTIVITIES RELATING TO DEVELOPMENT OF THE PROGRAM DURING THE DEVELOPMENT TERM

Subject to the terms and conditions set forth herein, the parties shall have the responsibilities set forth in this Article 2 for developing the Program.

                  (a) Responsibilities of CHSI. CHSI shall be responsible for: (i)providing Accordant with Specifications for the Program no later than the dates determined, from time to time, by the Project Committee;
(ii)providing Accordant with all necessary CHSI Know-How, as reasonably requested by Accordant, no later than the date(s) as set forth, from time to time, by the Project Committee; and (iii)selection of a beta site for the beta testing of the Program.

                  (b)   Responsibilities of Accordant.   Accordant shall
(i)be ultimately responsible for the development of the Program for use in the United States and elsewhere; (ii)develop the Program materially in accordance with the Specifications supplied by CHSI, as may be modified from time-to-time by CHSI after consultation with Accordant and accepted by Accordant, such acceptance not to be unreasonably withheld; (iii)in consultation with CHSI, appoint an Accordant employee as project manager who shall be dedicated to (A) the timely development of the Program and (B)the marketing of the Program to its Customers following Program Completion;
(iv)present the Project Plan to CHSI no later than one (1) month after Accordant's acceptance of the Specifications; (v)complete a first draft of the Program no later than six (6) months after the adoption of the Project Plan by the Project Committee; (vi) complete development of the Program no later than the end of the Development Term; (vii)appoint, or cause to be elected, for the term of this Agreement (including any renewals) John Vakoutis, or his replacement as directed by CHSI's Board of Directors, as a Director on the Board of Accordant; (viii)fund the Development Cost of the Program; (ix) arrange for Beta testing of the Program immediately following Program Completion; (x)deliver to CHSI, no later than six (6) months following the Effective Date, a detailed Marketing Plan for the implementation, marketing and operation of the Program for approval by CHSI;
(xi)in accordance with the Marketing Plan, incorporate the Program into its offering of services to its Customers no later than nine (9) months after the adoption of the Project Plan by the Project Committee; (xii)assure that no later than sixty (60) days after the end of the Development Term at least one
(1) Customer shall have entered a binding contract with Accordant for the Program; and (xiii) deliver one current copy of the Program and other materials used by Accordant in the course of its performance under this Agreement as provided in Section 8.3(d) below.

     2.2  Establish the Project Committee.

   Promptly following the Effective Date, CHSI and Accordant shall establish the Project Committee. The Project Committee will be responsible for the oversight of all activities related to development of the Program during the Development Term. The Project Committee shall use its best efforts to expedite the development process to ensure that the Program is available to be performed for the benefit of Customers at the earliest practicable date, but in no event later than nine (9) months following adoption of the Project Plan, and shall be responsible for the following: (i)adopting the Project Plan for the development of the Program; (ii)assisting Accordant with the formulation of the Marketing Plan for the implementation, marketing and operation of the Program; (iii) monitoring Accordant's progress under the Project Plan and the Marketing Plan; and (iv) modifying and/or otherwise revising the Project Plan as and when deemed necessary.

     2.3  Elements of the Project Plan and Marketing Plan.

   The Project Plan and Marketing Plan shall each be in writing and shall include, without limitation, the following elements:

                  (a)   the Specifications;

                  (b) a statement of the extent to which testing of the Program will be conducted by CHSI and/or Accordant;

                  (c) establishment of the various milestones and deadlines (other than those set forth in this Agreement), as they may be changed from time to time by the Project Committee, to be achieved; and

                  (d) such other matters pertaining to the cooperative efforts of CHSI and Accordant in connection with the development, marketing and promotion of the Program, and performance of the Program for the benefit of Customers as the Project Committee shall deem necessary or appropriate.

     3.    MARKETING RIGHTS AND OBLIGATIONS; PAYMENT TO CHSI

           3.1   Grant of Non-Exclusive Marketing Rights

   Subject to the ownership of the Program by CHSI as provided in Section 6.1 of this Agreement and the terms and conditions set forth in this Article 3, CHSI hereby grants Accordant, during the term of this Agreement and thereafter (but only to the extent provided in Sections 3.4 and 8.3), the non-exclusive right to market and promote the Program and perform the Program for the benefit of its Customers in the United States and outside. Accordant hereby accepts such grant and agrees to market and promote the Program and perform the Program for the benefit of its Customers on the terms and subject to the conditions set forth herein.

            3.2   Marketing Activities

                  (a) Accordant, for the term of this Agreement, shall have full responsibility and authority for the promotion and marketing of the Program and the performance of the Program for the benefit of its Customers, as provided in the Marketing Plan, subject to CHSI's rights as owner of the Program and the right of CHSI to, from time to time, review and in consultation with Accordant amend the Marketing Plan. Accordant shall price the Program separately from the other case management programs for other disease states offered by Accordant to its Customers and shall establish the price for the Program on a non-discriminatory basis consistent with the prices established for such other programs. Accordant shall assume all administrative and other responsibilities necessary to perform the Program for the benefit of its Customers and shall be solely responsible for all direct and indirect costs and expenses associated with the marketing, promotion and performance of the Program to and for the benefit of its Customers. Without CHSI's prior written consent (except as provided in the Marketing Plan), Accordant shall not promote, market or exploit the Program.

                  (b) CHSI hereby agrees that prior to entering negotiations with any business organization offering disease management services to payors of the costs of medical services (a "Prospective Licensee") for the grant of a license to market and perform the Program for the benefit of any Customers, CHSI shall negotiate in good faith on an exclusive basis with Accordant for a period of sixty (60) days as to the terms and conditions of a possible agreement pursuant to which Accordant would market and promote the Program to, and perform the Program for the benefit of, the number and type of Customers to and for whom CHSI reasonably anticipates the Prospective Licensee would promote, market and perform the Program. It is understood and agreed that if no agreement is reached between CHSI and Accordant during such sixty (60) day period, CHSI shall thereafter be free to enter negotiations with and grant a license to the Prospective Licensee to promote, market and perform the Program.

          3.3   Payment to CHSI

   As consideration for the rights granted under this Agreement, Accordant shall remit to CHSI within thirty (30) days after the end of each calendar quarter during the Initial Term of this Agreement or any renewal thereof an amount equal to the thirty percent (30%) of the Net Profits earned in such calendar quarter, together with a written statement certified by the Chief Financial Officer of Accordant detailing the calculation of Net Profits in the preceding calendar quarter and in the year-to-date.

          3.4   Subcontract of Service

  At the request of CHSI from time to time during the term of this Agreement and thereafter as contemplated by Section 8.3(b), Accordant, as a subcontractor to CHSI, shall provide all case management, administrative and other services necessary to enable CHSI to perform the Program for the benefit of its Customers, hospital partners and other third parties. At such time(s) as CHSI requests Accordant to act as subcontractor to CHSI under this
Section 3.4, CHSI shall allow Accordant such period of time as may be reasonably necessary under the circumstances to hire additional staff and/or take such other steps as may be reasonably necessary under the circumstances to accommodate CHSI's request. In consideration thereof, CHSI shall pay to Accordant on a calendar quarterly basis an amount equal to the sum of the (i) Direct Labor, (ii) Direct Materials and Costs and (iii) Accordant overhead (which is deemed to be equal to 10% of the sum of (i) and (ii)) incurred by Accordant in providing such services to or for the benefit of CHSI. No element of overhead shall be included in Direct Labor.

          3.5   Access to Accounting Books and Statements.

   All calculations of Net Profits, and any and all other calculations affecting any amounts due to or from CHSI hereunder, shall be final only upon the review, verification and approval of such calculations (and the underlying financials of Accordant) by CHSI, or upon CHSI's failure to notify Accordant of any objection thereto (other than an objection based on fraud) within one (1) year after receipt of any report covering such calculations. For this purpose, CHSI shall have reasonable access to all quarterly and annual financial reports and any other financial information that CHSI may reasonably request to review.

          4.    REPRESENTATIONS AND WARRANTIES OF ACCORDANT AND CHSI

          4.1    Mutual Rerpresentations and Warranties.

  Each of CHSI and Accordant represents and warrants to the other that:

                  (a) it is a corporation duly organized, validly existing and in good standing under the laws of the State of its incorporation, with all requisite corporate power and authority to consummate the transactions contemplated hereunder;

                  (b) the execution, delivery and performance of this Agreement have been duly authorized by all necessary corporate action;

                  (c) this Agreement has been duly executed and delivered and constitutes a valid and legally binding agreement and obligation of such party, enforceable against it in accordance with the terms hereof;

                  (d) the execution and delivery of this Agreement and the consummation of the transactions contemplated hereunder do not and will not conflict with or violate any provisions of law or the Certificate of Incorporation or By-laws of such party, and do not and will not conflict with or result in the breach of any condition or provision of, or constitute a default under, or result in the creation or imposition of any lien upon any of the property or assets of either party by reason of the terms of any contract, mortgage, lien, lease, agreement, indenture, instrument or judgment to which it is a party, or which is, or purports to be, binding upon it, or which affects, or purports to affect, any of its properties or assets, and no action by any governmental department, commission, board, bureau or instrumentality is necessary to make this Agreement valid and binding upon either of the parties hereto in accordance with its terms; and

                  (e) it possesses all permits, licenses and other governmental approvals necessary to perform its obligations hereunder and will comply fully with the terms and conditions of all such permits, licenses and other approvals and with all federal, state and local statutes and regulations applicable to its facilities and the performance of its obligations hereunder.

          4.3 Additional Representations, Warranties and Covenants of Accordant.


 Accordant further represents, warrants and covenants to CHSI that:


                  (a) the Program shall be developed in accordance in all material respects with the Specifications, as they may change from time to time (subject to Accordant's acceptance of such changes, such acceptance not to be unreasonably withheld), and all applicable federal, state and local laws, codes, ordinances, rules and regulations;

                  (b) Accordant shall not use any third party in connection with the development of the Program unless Accordant has entered into a written agreement with such third party reasonably acceptable to CHSI by which all of the intellectual property rights, including, without limitation, all copyrights, patent rights, trademark rights, trade secret rights, and know-how have been assigned to Accordant;

                  (c) Accordant shall be the owner of all intellectual property rights, including, without limitation, all copyrights, patent rights, trademark rights, trade secret rights, and know-how in any information, material, know-how, data or other contributions that Accordant makes to the Program and Accordant has the right to make the assignment and grant of rights to CHSI pursuant to Article 6 below; and

                  (d) no royalty or other fees shall be due to any third parties in order for CHSI to own the Program as provided herein.


          4.3   Additional Representations, Warranties and Covenants of CHSI.

 CHSI further represents, warrants and covenants to Accordant that:s of CHSI

                  (a) CHSI has the right to license Accordant to use the CHSI Know-How in connection with the development and marketing of the Program as provided herein; and

                  (b) Accordant's use of the CHSI Know-How will not violate any copyrights, patent rights, trademark rights, trade secret rights or know-how of any third party.

          4.4  Continuing Nature of Representations and Warranties.

The representations and warranties contained herein shall be true and correct as of the Effective Date and at all times during the term of this Agreement or any extensions or renewals thereof as though continuously made.

    5.    INSURANCE

          5.1 Comprehensive General Liability and Other Insurance.

 Accordant shall maintain, at its own cost and expense, for the entire term of this Agreement, and for three (3) years thereafter, (i) comprehensive general liability insurance coverage for property damage, bodily injury or death arising from the performance of its obligations and activities under this Agreement and in providing the Program to its Customers, with a single limit of $1,000,000 per occurrence, and (ii) coverage for errors and omissions, with a single limit of $5,000,000 per occurence. Accordant shall at least annually during the term of this Agreement review the types and limits of its insurance coverages and obtain such additional or increased coverages as may be prudent and necessary to protect against liability from the performance of its obligations and activities under this Agreement.

          5.2   Certificates of Insurance

 The policies of insurance required under this Article 5 shall be valid and enforceable policies issued by insurers of recognized responsibility. Accordant shall deliver to CHSI evidence of the insurance required by this
Article 5.

     6.    OWNERSHIP; GRANT OF LICENSE; PROTECTION OF INTELLECTUAL PROPERTY

          6.1   Ownership of Program

  The Program, at each stage of its development, and upon Program
Completion, including any and all CHSI Know-How, as well as any and all other technology, know-how, materials, processes or other technical information that shall be developed by Accordant during the term of this Agreement and that shall be used in connection with the development of the Program or that shall be part of the Program ("Accordant Contributions") shall be owned by CHSI, which shall have all rights pertaining thereto; provided that any and all Accordant Know-How or Information owned by Accordant and incorporated into the Program, or developed or used in the development of, or provided by Accordant as part of, the Program that are not specific to the Program (the "Accordant Background Technology") shall remain the sole and exclusive property and confidential information of Accordant; provided further that CHSI shall have a perpetual, fully paid, transferable, non-exclusive license, with right to sublicense, to reproduce, distribute, display, perform and modify, and create derivative works in connection with, the Accordant Background Technology to the extent that such Accordant Background Technology is included as part of, or is otherwise necessary to use, the Program, in any media now or hereafter created; and provided further, that no license shall be provided by Accordant for any off-the-shelf third party software applications or tools used in connection with the Program which are readily available to CHSI, with or without charge, upon termination of this Agreement. Accordant hereby acknowledges and agrees that all Accordant Contributions other than Accordant Background Technology shall be "works made for hire" within the meaning of the Copyright Act of 1976, as amended, and shall be the exclusive property of CHSI. To the extent that any Accordant Contributions other than Accordant Background Technology do not vest in CHSI as "works made for hire" or otherwise, Accordant hereby assigns and transfers in whole to CHSI all right, title and interest in and to such Accordant Contributions, including all copyrights, patent rights, trademark rights, trade secret rights, know-how and any other intellectual property rights therein.

          6.2   License to Accordant

 CHSI shall and does hereby grant to Accordant during the term of this Agreement (i) the non-exclusive license to reproduce the CHSI Know-How in connection with the development of the Program, and (ii) the non-exclusive right to promote and market the Program and perform the Program for the benefit of its Customers. Accordant shall have no rights to sublicense the Program.

          6.3   Protection of Program

 CHSI shall have the sole right (but not the obligation) to apply for and to register the intellectual property rights in the Program, if any. Accordant agrees to take all reasonable steps, at no cost to Accordant, to assist CHSI in connection with such applications and registrations.

          6.4   Enforcement of Intellectual Property Rights

 Each party shall give the other party prompt notice of any infringement or threatened infringement of the Program or any intellectual property rights therein that may come to its attention. CHSI shall have the sole right (but not the obligation), at its own expense and sole discretion, to bring any legal action against persons infringing or violating any rights in the Program, and Accordant shall, at CHSI's request cooperate and join as a party in any such action; provided, however, CHSI shall have full and complete control over the filing, prosecution and settlement of such action. Any recovery from a proceeding attributable to infringement or violation by a third party, whether by judgment or settlement, shall be the sole property of CHSI.

      7.    CONFIDENTIALITY; NON-COMPETITION COVENANT

          7.1   Mutual Obligations of Confidentiality

  Accordant and CHSI each hereby agrees to keep strictly confidential any and all Information disclosed to or developed by the other in connection with the transactions contemplated by this Agreement, including, without limitation, any and all Information relating to the Program, CHSI Know-How, Accordant Know-How and all such other information as the provider may designate as confidential and/or proprietary. Each of Accordant and CHSI agrees that all Information shall remain the sole and absolute property of the party disclosing the same, subject to the provisions in Article 6 of this Agreement and consistent with CHSI's ownership of the Program and Accordant's ownership of the Accordant Background Technology. During the Initial Term, or any extensions or renewals thereof, the parties shall not use, disclose, disseminate, publish, reproduce or otherwise make available any Information to any person, firm, corporation or other entity, except for the purposes contemplated hereby. Following expiration or termination of this Agreement, neither party shall use, disclose, disseminate, publish, reproduce or otherwise make available any Information to any person, firm, corporation or other entity, subject to the provisions in Article 6 of this Agreement and consistent with CHSI's ownership of the Program and Accordant's ownership of the Accordant Background Technology. Upon expiration or termination of this Agreement, each of Accordant and CHSI shall, subject to the provisions in
Article 6 of this Agreement and consistent with CHSI's ownership of the Program and Accordant's ownership of the Accordant Background Technology, return to the other all records and any compositions, articles, devices, equipment and other items which disclose or embody any Information, including all copies or specimens thereof, in such party's possession, whether prepared by such party or by others, except for such records and other items which CHSI or Accordant, as the case may be, is required to retain in accordance with applicable law. CHSI and Accordant each further agrees to cause its respective Affiliates to comply with these provisions in the same manner as if each of them were a party hereto.

          7.2   Exceptions

 The covenant of confidentiality set forth in Section 7.1 shall not apply to: (i) any Information in the public domain prior to the Effective Date;
(ii) any Information that may fall into the public domain subsequent to the Effective Date through no fault of the recipient thereof; (iii) any Information that was in the possession of the recipient prior to the disclosure by the other party hereto; (iv) any Information that is obtained from a third person not a party to this Agreement and who has a right to disclose the same; (v) any Information required by law to be disclosed; or
(vi) any Information the recipient is otherwise permitted to disclose under the terms of this Agreement.

          7.3   Non-Competition Covenant of Accordant

  Accordant covenants, agrees and warrants that, in consideration of the agreements set forth herein, except for the extent necessary to perform its obligations under Section 3.4, for a period beginning on the Effective Date and expiring on the date which is two (2) years after the date of termination, expiration or non-renewal of this Agreement, Accordant shall not, directly or indirectly, in any area where the Program is promoted, marketed or sold by or on behalf of CHSI or any of its designees (including Accordant) engage in the promotion, marketing or sale of any product or program that shall compete directly with the Program. Further, Accordant shall not, directly or indirectly, during the term of this Agreement, or for two (2) years thereafter, develop or assist in the development of any program of treatment and management of chronic non-healing wounds. Accordant further agrees to use its best efforts to cause its Affiliates to comply with these provisions in the same manner as if each of them were a party hereto.

          7.4   Non-Competition Covenant of CHSI

  CHSI covenants, agrees and warrants that, in consideration of the agreements set forth herein, for a period beginning on the Effective Date and expiring on the date which is two (2) years after the date of termination, expiration or non-renewal of this Agreement, CHSI shall not, directly or indirectly, offer or sell to Customers any other comprehensive case management programs for the disease states listed on Schedule 1 attached hereto.

          7.5   Non-Solicitation

  Each of Accordant and CHSI covenants, agrees and warrants that, in consideration of the agreements set forth herein, for a period beginning on the Effective Date and expiring on the date which is two (2) years after the termination, expiration or non-renewal of this Agreement, except as contemplated by Section 8.3 hereof, neither party shall, directly or indirectly, solicit or induce any present or future employee of the other party to leave the employment of such other party for any reason or hire any such employee.

          7.6   Enforcement

  CHSI and Accordant each agrees that the provisions of this Article 7 are necessary and reasonable to protect the other (or any other entity which succeeds, in whole or in part, to such other party), in the conduct of its business. Each party acknowledges that the damages at law may be an inadequate remedy for the breach of any of the covenants contained in this
Article 7 and, accordingly, in addition to any other remedies to which such party would be otherwise entitled, such party shall be entitled to injunctive relief for breach by the other party of any of the provisions contained herein. If any provision of the time period or geographic area of the non-competition restriction contained herein shall be deemed to exceed the maximum time period or geographic area which a court of competent jurisdiction would deem permissible, then the time period or geographic area, as the case may be, shall for the purposes of this Agreement be deemed to be the maximum time period or geographic area which a court of competent jurisdiction would deem valid and enforceable.

    8.    TERM AND TERMINATION

          8.1   Term

  The term of this Agreement shall commence on the Effective Date and shall continue through the Initial Term. Thereafter, this Agreement shall be automatically renewed for additional terms of one (1) year each, unless either CHSI or Accordant shall notify the other party, not less than six (6) months prior to the next renewal date of this Agreement, of its intention not to renew it.


          8.2   Rights of Termination

 This Agreement may not be terminated by either party during the Initial
Term or renewal thereof except as follows:   (a) either party may terminate
the Agreement immediately, at any time during the Initial Term or thereafter, in the event of a material breach of this Agreement and such breach shall continue for a period of at least thirty (30) days following written notice thereof; (b) CHSI may terminate this Agreement immediately, at any time during the Initial Term or thereafter, in the event of a Change of Control of Accordant; and (c) CHSI may terminate this Agreement upon not less than six (6) months prior written notice given at any time on or after the second anniversary of the Effective Date.

          8.3   Termination by Either Party

 In the event of any termination or non-renewal of this Agreement:

                  (a) at the request of CHSI, Accordant shall make available for hire by CHSI all case managers employed by Accordant whose primary responsibilities are chronic non-healing wound care. In addition, for a period of six (6) months after the termination or non-renewal of this Agreement, at CHSI's request, Accordant shall make available its project manager for the Program as a leased employee to CHSI in consideration for which CHSI shall reimburse Accordant for all salary and out-of-pocket benefit costs for such project manager during such period;

                  (b) at the request of CHSI, Accordant shall assign to CHSI, and CHSI shall assume and perform, Accordant's rights and obligations under its contracts with its Customers for the Program applicable to the period commencing on the effective date of such termination or non-renewal, unless Accordant and such Customers have agreed to terminate such contracts; provided, however, Accordant shall take no action to terminate any such contracts without first obtaining CHSI's prior written approval which may be withheld by CHSI in its sole and absolute discretion. CHSI shall have the right to subcontract with Accordant pursuant to Section 3.4 for the remaining term of such Customer contracts. Accordant shall and does hereby indemnify and hold harmless CHSI against Losses arising from or relating to Accordant's performance of such Customer contracts during the period prior to the date of such termination or non-renewal;

                  (c) except as otherwise required for Accordant to fulfill its obligations under Section 3.4, Accordant shall immediately discontinue all promotion, marketing and performance of the Program and shall return all CHSI Know-How to CHSI; and

                  (d) within fifteen (15) days following the termination of this Agreement, Accordant shall deliver to CHSI one complete copy of the current Program (including source code, executables and all files necessary to generate executables from source code) on appropriate computer-readable media along with any other documentation, reports, databases, tables, and any other materials included as part of, or as are otherwise necessary for CHSI to use, the Program without further expense after termination of this Agreement in the same manner as Accordant used the Program during the term of this Agreement; provided that Accordant shall not have an obligation to provide CHSI with off-the-shelf third party software or tools used in connection with the Program which are readily available to CHSI, with or without charge, upon termination of this Agreement.

          8.4   Termination by CHSI

 (a) In the event of any termination or non-renewal of this Agreement by CHSI, other than pursuant to Section 8.2(a):

            (i) CHSI shall pay to Accordant promptly following the effective date of such termination or non-renewal an amount equal to the sum of (X) the positive difference, if any, between the Development Cost, less the aggregate Net Profits earned and retained by Accordant during the term of this Agreement (i.e., Net Profits less all payments made to CHSI pursuant to Section 3.3 hereof), plus (Y) an amount equal to the Adjusted Fair Market Value of the Program determined in accordance with Section 8.6. For purposes of calculating Net Profits earned by Accordant under clause (X) of this
Section 8.4(a)(i), no deduction from Net Sales shall be made for all or any part of the Development Cost; and

            (ii) at such time as CHSI has the operational capability to perform the Program for the benefit of its Customers (CHSI being under no obligation to do so), CHSI and Accordant shall negotiate in good faith the terms and conditions of a possible agreement pursuant to which (X) Accordant would be granted the license to market the Program to its Customers, (Y) CHSI would act as subcontractor for Accordant in performing the Program for the benefit of such Customers, and (Z) Accordant would pay to CHSI a fair royalty for the rights contemplated in clause (X) and compensation computed in the manner described in Section 3.4 for CHSI's services contemplated in clause
(Y).

                  (b) In the event of any termination of this Agreement by CHSI pursuant to Section 8.2(a) due to the failure of Accordant to meet the requirements of clause (xii) of Section 2.1(b), CHSI shall pay to Accordant promptly following the effective date of such termination an amount equal to one-half of the Development Cost. In the event of any termination by CHSI pursuant to Section 8.2(a) for any other reason, CHSI shall have no further liability or obligation to Accordant hereunder.

          8.5   Termination by Accordant

 In the event of termination of this Agreement by Accordant pursuant to
Section 8.2(a), CHSI shall pay to Accordant promptly following the effective date of such termination the amount calculated in the manner specified in
Section 8.4(a)(i).

          8.6   Adjusted Fair Market Value

                  (a) Adjusted Fair Market Value shall be the fair market value of the Program determined in accordance with this Section 8.6 as of the date of either party's notice of termination or non-renewal which triggers a payment obligation under Section 8.4(a)(i) or Section 8.5. In connection with such notice of termination or non-renewal, CHSI shall give notice to Accordant of the amount which it in good faith believes to be the Adjusted Fair Market Value of the Program ("Proposed Adjusted Fair Market Value").

                  (b) Accordant shall have thirty (30) days after receiving such notice within which to accept or reject such Proposed Adjusted Fair Market Value as the Adjusted Fair Market Value. If Accordant shall fail to give such notice timely, then Accordant shall be deemed to have accepted such Proposed Adjusted Fair Market Value as conclusively determining the Adjusted Fair Market Value.

                  (c) If Accordant shall reject such Proposed Adjusted Fair Market Value, then such rejection shall be accompanied by a Proposed Adjusted Fair Market Value proposed by Accordant and by the names of at least three nationally recognized investment banking firms having substantial expertise in the health case industry, reasonably acceptable to CHSI, any of which Accordant is prepared to have determine the Adjusted Fair Market Value of the Program. Within thirty (30) days thereafter CHSI shall either accept the Proposed Adjusted Fair Market Value proposed by Accordant or select one of the investment banking firms proposed by Accordant (the "Investment Banking Firm") and shall retain the same to determine the Adjusted Fair Market Value of the Program.

                  (d) In determining the Adjusted Fair Market Value, the Investment Banking Firm shall value the Program as a separate element of Accordant's business based on the price a willing buyer would pay Accordant on an arms length basis to acquire from Accordant the rights in the Program granted to Accordant on the terms and subject to the conditions set forth in this Agreement, but assuming that Accordant's rights under this Agreement could not be terminated by CHSI pursuant to Sections 8.1, 8.2(b) or 8.2(c). In the event the Adjusted Fair Market Value is determined as a result of a Change of Control of Accordant pursuant to Section 8.2(b), the Investment Banking Firm shall not take into account any effect that the Change of Control transaction might have on Adjusted Fair Market Value. Except for the foregoing, the Investment Banking Firm may base its determination on any and all facts and factors which in good faith it deems appropriate.

                  (e) Accordant shall render all reasonable cooperation to the Investment Banking Firm upon its request and shall provide it with all books, records, documents and other information reasonably available and which it reasonably requests.

                  (f) The parties will jointly instruct the Investment Banking Firm to make its determination of Adjusted Fair Market Value within thirty (30) days following the request. Such determination or any earlier determination pursuant to Section 8.6(b) hereof (the earlier of which is the "Determination") shall be final and binding upon all parties hereto.
                  (g) The Investment Banking Firm shall not be liable for any action taken or omitted in connection with such determination except those taken or omitted in bad faith, recklessly or in a grossly negligent manner.

                  (h) If the Investment Banking Firm's Determination shall be less than, or not more than 110% of, the Proposed Adjusted Fair Market Value proposed by CHSI, then the fees and expenses of the Investment Banking Firm in making the Determination shall be paid by Accordant, otherwise they shall be paid by CHSI. All amounts needed to be advanced in connection with and prior to the Determination shall be advanced by CHSI, subject to reimbursement from Accordant as provided above.

          8.7   Survival

 In the event of termination, expiration or non-renewal of this Agreement, all of the terms and conditions set forth in Section 3.4 and Articles 4, 6, 7, 8, 9 and 10 of this Agreement shall survive.

    9.    INDEMNIFICATION

          9.1   Mutual Obligations to Indemnify

  Accordant and CHSI each agrees to indemnify, defend and hold harmless the other party and its Affiliates, the respective directors, officers, partners, agents and employees of such other party and its affiliates and each other person, if any, controlling such other party or any of its affiliates (collectively, the "Indemnified Persons"), to the full extent lawful, (i) from and against all Losses which are caused by actions taken or omitted to be taken (including any untrue statements made or any statements omitted to be made) by the Indemnifying Party or its agents and employees pursuant to this Agreement; (ii) a breach of any representations, warranties or covenants of such party contained in this Agreement; and (iii) any failure of such party to fulfill its obligations under this Agreement. The Indemnifying Party will not be responsible, however, to indemnify for any Losses pursuant to the preceding sentence which result from the bad faith or negligence of the person or entity seeking indemnification hereunder.

          9.2   Claims Procedure

 Each person or entity seeking indemnification hereunder shall promptly notify the Indemnifying Party of any Loss for which the Indemnifying Party may become liable hereunder and shall permit the Indemnifying Party a reasonable opportunity to cure any underlying problem, to mitigate actual or potential damages, and to participate in, or assume the defense of, any third party claim or action. In the event that the Indemnifying Party chooses to assume the defense of any third party claim or action, the Indemnifying Party shall provide the Indemnified Persons with notice of the progress of such defense. The Indemnifying Party further agrees that it will not, without the prior written consent of the Indemnified Persons, which consent shall not be unreasonably withheld or delayed, settle or compromise or consent to the entry of any judgment or award in any pending or threatened claim, action, suit or proceeding in respect of which indemnification may be sought hereunder.

          9.3   Rights Cumulative

 The rights hereunder shall be in addition to any rights that Accordant, CHSI or any other indemnified person may have at common law or otherwise, including, but not limited to, any right to contribution.

   10.    MISCELLANEOUS

          10.1  Access to Operations

 CHSI and Accordant each agrees to provide authorized officers, employees, agents and representatives of the other with reasonable access to information and records relating to the development and marketing of the Program. Accordant shall permit CHSI to perform (not more frequently than once per year, unless otherwise required by law) reasonable reviews and audits of the development process for the Program, and Accordant shall permit authorized persons from CHSI to participate in studies and research and development in respect of the Program as reasonably requested by CHSI. Nothing herein shall require either party to disclose information or provide access to its operations for purposes reasonably deemed by such party to be unrelated to this Agreement.

          10.2  Further Assurances

 Each of the parties hereto agrees to execute such instruments and take such further action, if any, as may be reasonably requested by the other party in order to assure such requesting party of the rights and benefits intended by this Agreement, it being understood that the expense of any such action shall be borne by the party requesting the same.

          10.3  Relationship

 The relationship between the parties established by this Agreement is solely that of independent contractors. Neither party is in any way the legal representative, partner or agent of the other, nor is either party authorized or empowered to create or assume any obligation of any kind, implied or expressed, on behalf of the other party, without the express prior written consent of the other.

          10.4  Entire Agreement

 This Agreement constitutes the entire agreement between the parties hereto relating to the subject matter hereof, there being no prior written or oral promises or representations not incorporated herein. No amendments or modifications of the terms of this Agreement shall be binding upon either party unless in writing signed by both parties.

          10.5  Assignability; Binding Nature

 The rights and obligations of each party hereunder may not be assigned without the written consent of the other party; provided, however, that either party may assign this Agreement to a parent, wholly-owned subsidiary or other affiliated company or purchaser of all or substantially all of the assets or capital stock of such party without the written consent of the other, subject to CHSI's rights of termination under Section 8.2(b). In the event of any permitted assignment hereunder, the assignor shall not be released from its liabilities and obligations under this Agreement, unless otherwise agreed by the non-assigning party. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

          10.6  Waiver

 Neither the waiver by either party hereto of any breach of or default under any of the provisions of this Agreement, nor the failure of either of the parties to enforce any of the provisions of this Agreement or to exercise any right hereunder, shall be construed as a waiver of any subsequent breach or defaults or as a waiver of any such rights or provisions hereunder.

          10.7  Severability

 If any part of this Agreement shall be held to be invalid or unenforceable under applicable law, such part shall be ineffective to the extent of such invalidity or unenforceable only, without in any way affecting the remaining parts of this Agreement.

          10.8  Governing Law

  This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to conflicts of laws principles.

          10.9  Enforceability

  It is the explicit intent of the parties hereto that no person or entity other than the parties hereto is or shall be entitled to bring any action to enforce any provision of this Agreement against either of the parties hereto.

          10.10 Headings

 The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

          10.11 Notices

  Any notices or other communications required or permitted hereunder will be deemed given if sent by certified mail, return receipt requested, facsimile with confirmation by certified mail, return receipt requested, postage paid, or if personally delivered addressed as follows, or to such other address as any party shall designate by notice duly given hereunder:

      If to Accordant to:           Accordant Health Services, Inc.
                                    5509-A West Friendly Avenue, Suite 101
                                    Greensboro, North Carolina 27410
                                    Attn:  Steve Schelhammer, President
                                    Facsimile No.:  (336) 852-7413

      With a copy to:               Wyrick Robbins Yates & Ponton LLP
                                    4101 Lake Boone Trail, Suite 300
                                    Raleigh, North Carolina 27609
                                    Attn:  J. Christopher Lynch, Esq.
                                    Facsimile No.:  (919) 781-4865

      If to CHSI to:                Curative Health Services, Inc.
                                    150 Motor Parkway
                                    Hauppauge, New York 11788
                                    Attn: John Vakoutis, President
                                    Facsimile No.: (516) 233-8102

      With a copy to:               Dorsey & Whitney LLP
                                    250 Park Avenue
                                    New York, New York 10177
                                    Attn: Robert J. Dwyer, Jr., Esq.
                                    Facsimile No.:   (212) 953-7201

          10.12 Force Majeure

  Any prevention of or delay in either party's performance hereunder due to labor disputes, acts of God, governmental restrictions, enemy or hostile governmental action, fire or other casualty or other causes beyond such party's control shall excuse such party's performance of its obligations hereunder for a period equal the duration of any such prevention or delay; provided, however, that CHSI shall have the absolute right to contract with a third party for the development of the Program if any such event causes an interruption in Accordant's ability to perform hereunder for a period in excess of sixty (60) days.

          10.13 Arbitration

 Any controversy or claim arising out of or relating to this Agreement or the transactions contemplated hereby, or the breach hereof or thereof, shall be finally settled by arbitration in Wilmington, Delaware, in accordance with the Rules of the American Arbitration Association by an arbitrator appointed in accordance with such Rules. The arbitrator shall follow the law governing this Agreement. Judgment upon the award may be entered in any court having jurisdiction.

          10.14 Counterparts

 This Agreement may be executed in one or more counterparts, each of which will be considered one and the same agreement.

      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                                       CURATIVE HEALTH SERVICES, INC.


                                    By:/s/John Vakoutis
                                       -------------------
                                          John Vakoutis
                                    Its:  President & CEO


                                       ACCORDANT HEALTH SERVICES, INC.

                                    By:/s/Steven K. Schelhammer
                                       -------------------------
                                          Steven K. Schelhammer
                                    Its:  President & CEO

                                Schedule 1
                      Disease States For Which Accordant
                     Provides Disease Management Services


Gauchers Diseases
Cystic Fibrosis
Sickle Cell Anemia
Hemophilia
Parkinson's Disease
ALS
Multiple Sclerosis
Myasthenia Gravis
Systemic Lupus Erythematosus
Systemic Sclerosis
Dermatamyositis
Polymyositis
Rheumatoid Arthritis

                                                                   Exhibit 10.23
ACCORDANT HEALTH SERVICES, INC.


-------------------------------------------


SERIES C PREFERRED STOCK PURCHASE AGREEMENT
-------------------------------------------



May 19, 1998




ACCORDANT HEALTH SERVICES, INC.
-------------------------------------------


SERIES C PREFERRED STOCK PURCHASE AGREEMENT
-------------------------------------------

Table of Contents


Page
       1.Authorization and Sale of Series C Preferred Stock.

      1.1   Authorization
      1.2   Sale
      1.3   Additional Sales

   2. Closing; Delivery.

      2.1   Closings
      2.2   Delivery

   3. Representations and Warranties of the Company

      3.1         Organization and Standing
      3.2         Capitalization
      3.3         Subsidiaries
      3.4         Corporate Power; Authorization
      3.5         Validity of the Shares
      3.6         Financial Statements; Business Plan
      3.7         Changes
      3.8         Material Agreements
      3.9         Title to Properties and Assets
      3.10        Insurance
      3.11        Related Party Transactions
      3.12        Employees
      3.13        Compliance with Law and Other Instruments
      3.14        Litigation
      3.15        Patents and Trademarks
      3.16        Taxes
      3.17        Registration Rights
      3.18        Voting Agreements
      3.19        Governmental Consents
      3.20        Offering
      3.21        Finders' Fees
      3.22        Qualified Small Business
      3.23        Minute Books
      3.24        Real Property Holding Corporation
      3.25        Disclosure
      3.26        Licenses: Permits
      3.27        Liabilities

   4. Representations and Warranties of the Purchasers

      4.1         Power and Authority
      4.2         Due Execution
      4.3         Investment Representations
      4.4         No Public Market
      4.5         Government Consents
      4.6         Finders' Fees

   5. Conditions to Purchasers' Obligations at Closing

      5.1         Representations and Warranties
      5.2         Performance
      5.3         Qualifications
      5.4         Certificate
      5.5         Opinion of the Company's Counsel
      5.6         Proceedings and Documents
      5.7         Investor Rights Agreement
      5.8         Board of Directors
      5.9         Compliance Certificate
      5.10        Minimum Purchase
      5.11  Secretary's Certificate
      5.12  Certificate of Good Standing
      5.13  Stock Sale Agreement
      6.    Conditions to the Company's Obligations at Closing
      6.1   Representations and Warranties
      6.2   Performance
      6.3   Qualifications
      6.4   Certificate
      6.5   Investor Rights Agreement
      6.6   Minimum Purchase
      6.7   Stock Sale Agreement
      7     Covenants of the Company.
      7.1   Use of Proceeds.
      7.2   Meetings of Board of Directors.
      7.3   Indemnification.
      8.    Miscellaneous
      8.1   Entire Agreement
      8.2   Governing Law
      8.3   Counterparts
      8.4   Headings
      8.5   Notices.
      8.6   Survival
      8.7   Severability
      8.8   Delays or Omissions
      8.9   California Corporate Securities Laws
      8.10  Amendments and Waivers
      8.11  Expenses

      EXHIBITS:
      A     SCHEDULE OF PURCHASERS
      B     CERTIFICATE OF INCORPORATION
      C     SCHEDULE OF EXCEPTIONS
      D     INVESTOR RIGHTS AGREEMENT
      E     FORM OF OPINION OF COUNSEL FOR THE COMPANY
      F     FORM OF EMPLOYEE NONDISCLOSURE AND DEVELOPMENTS AGREEMENT
      G     FORM OF STOCK SALE AGREEMENT
      H     LIST OF STOCKHOLDERS

ACCORDANT HEALTH SERVICES, INC.
-------------------------------------------

SERIES C PREFERRED STOCK PURCHASE AGREEMENT
-------------------------------------------


This Series C Preferred Stock Purchase Agreement (the "Agreement") is entered into as of the 19th day of May 1998 by and among Accordant Health Services, Inc., a Delaware corporation (the "Company"), and each of the persons and entities listed on the Schedule of Purchasers attached hereto as Exhibit A and incorporated herein by reference (hereinafter collectively referred to as the "Original Purchasers" and each individually as an "Original Purchaser"), and any additional investor named in any amendment to Exhibit A that becomes a signatory hereto on or before July 31, 1998 (the "Final Closing Date") (hereinafter collectively referred to as the "Additional Purchasers" and each individually as an "Additional Purchaser"). The Original Purchasers and Additional Purchasers are hereinafter collectively referred to as the "Purchasers" and each individually as a "Purchaser."

NOW, THEREFORE, in consideration of the mutual promises, representations, warranties, covenants and conditions set forth in this Agreement, the parties to this Agreement mutually agree as follows:

   1.        Authorization and Sale of Series C Preferred Stock.


           1.1 Authorization. The Company has authorized the issuance and sale of up to an aggregate of 1,400,000 shares of its Series C Preferred Stock, $.001 par value (the "Shares"), having the rights, preferences, privileges and restrictions set forth in the Company's Amended and Restated Certificate of Incorporation, a copy of which is attached hereto as Exhibit B (the "Certificate").

           1.2 Sale. Subject to the terms and conditions of this Agreement, the Purchasers agree to purchase from the Company, and the Company agrees to sell and issue to each Purchaser, the number of Shares specified opposite such Purchaser's name on the Schedule of Purchasers at the purchase price of $5.00 per Share. The sale of the Shares to each Purchaser will constitute a separate sale hereunder.

           1.3 Additional Sales. At any Subsequent Closing (as defined below), the Company may sell the Shares not sold in previous Closings (as defined below) to any Additional Purchaser, at a price of $5.00 per Share; provided (i) that such Additional Purchaser executes and delivers signature pages to this Agreement, the Investor Rights Agreement in substantially the form attached hereto as Exhibit D (the "Rights Agreement") and the Stock Sale Agreement in substantially the form attached hereto as Exhibit G (the "Stock Sale Agreement") not later than the Final Closing Date and (ii) that the total number of shares of Series C Preferred Stock sold at all Closings hereunder shall not exceed an aggregate of 1,400,000.

        2.  Closing; Delivery

          2.1 Closings. The initial closing of the purchase and sale of Shares under this Agreement to the Original Purchasers (the "Initial Closing") shall take place at 1:00 p.m. (EDT) on May __, 1998 at the offices of
      Wyrick Robbins Yates & Ponton LLP, 4101 Lake Boone Trail, Suite 300, Raleigh, North Carolina 27607, or at such other time and place as the Company and the Original Purchasers may agree. The closing or closings of the purchase and sale of Shares under this Agreement to the Additional Purchasers (the "Subsequent Closings") shall take place at any time on or before the Final Closing Date. Notwithstanding the foregoing, the Company shall reserve a total of 400,000 Shares not sold in the Initial Closing (the "CHSI Additional Shares") for sale to Curative Health Services, Inc. (CHSI"), and CHSI shall purchase such CHSI Additional Shares, as follows: the Company shall issue and sell, and CHSI shall purchase from the Company, 200,000
      Shares on each of November 1, 1998, and May 1, 1999, or at such earlier times as the Company and CHSI shall agree (each, a "CHSI Additional Closing"). For purpose of this Agreement, the term "Closing" includes the Initial Closing and the Subsequent Closing(s), and the CHSI Additional Closing as appropriate.

      2.2 Delivery. At the Closing, subject to the terms and conditions hereof, the Company will deliver to the Purchasers certificates, in such denominations and registered in such name or names as the Purchasers may designate by notice to the Company, representing the Shares to be purchased by the Purchasers from the Company, dated the date of the Closing, against payment of the purchase price therefor by wire transfer, a check or checks made payable to the order of the Company, or any combination of the above or by such other means as shall be mutually agreeable to a majority-in-interest of the Purchasers and the Company.

   3. Representations and Warranties of the Company. Subject to and except as disclosed by the Company in the Schedule of Exceptions attached hereto as Exhibit C and incorporated herein by reference (the "Schedule of Exceptions"), the Company represents and warrants to each Purchaser as follows.

           3.1 Organization and Standing. The Company is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, has all requisite corporate power and authority to own and operate its properties and assets and to carry on its business as now conducted and as currently proposed to be conducted. The Company is duly qualified and authorized to do business, and is in good standing as a foreign corporation, in the State of North Carolina and each other jurisdiction where the failure to be so qualified would have a material adverse effect on its business, properties, prospects, or financial condition.

           3.2 Capitalization. The authorized capital stock of the Company, immediately prior to the first Closing, will consist of:

                    (a) Preferred Stock: 6,650,000 shares of Preferred Stock, $.001 par value, 1,818,332 shares of which have been designated Series A Preferred Stock (the "Series A Stock"), all of which are issued and outstanding and owned by the stockholders set forth on Exhibit H attached hereto; 2,170,000 of which have been designated Series B Preferred Stock (the "Series B Stock"), of which 1,700,000 shares are issued and outstanding and 470,000 shares are reserved for issuance upon exercise of outstanding warrants; and 1,650,000 shares of which have been designated Series C Preferred Stock (the "Series C Stock"), none of which are issued and outstanding and 1,400,000 shares of which are reserved for issuance pursuant to this Agreement; and
                    (b) Common Stock: 10,000,000 shares of Common Stock, $.001 par value, of which 1,024,854 shares are issued and outstanding and owned by the stockholders set forth on Exhibit H attached hereto.

All of the outstanding shares of Common Stock and Preferred Stock have been duly authorized and validly issued, are fully paid and nonassessable and were issued in compliance with all applicable federal and state securities laws. The Company has duly and validly reserved (i) 6,650,000 shares of Common Stock for issuance upon conversion of Preferred Stock, (ii) 25,000 shares of Common Stock for issuance upon exercise of outstanding warrants, and (iii) 850,000 shares of Common Stock for issuance under the Company's 1995 Stock Plan, under which 89,354 shares have been issued, options to purchase 473,583 shares of Common Stock are outstanding and 287,063 shares of Common Stock are available for future issuance. Except for the foregoing rights, the conversion rights associated with the Preferred Stock and the rights created under this Agreement and the Rights Agreement, there are no outstanding rights of first refusal, preemptive rights or other rights, options, warrants, conversion rights or other agreements, either directly or indirectly, for the purchase or acquisition from the Company of any shares of its capital stock.


          3.3 Subsidiaries. The Company does not currently own or control, directly or indirectly, any other corporation, association, or other business entity. The Company is not, directly or indirectly, a participant in any joint venture or partnership.

          3.4 Corporate Power; Authorization. The Company will have at the Closing all requisite legal and corporate power to execute and deliver this Agreement, the Rights Agreement and the Stock Sale Agreement, to sell and issue the Shares hereunder, to issue the Common Stock issuable upon conversion of the Shares (the "Underlying Common Stock") and to carry out and perform its obligations hereunder and thereunder. All corporate action on the part of the Company and its officers, directors and stockholders necessary for the authorization, execution and delivery of this Agreement, the Rights Agreement and the Stock Sale Agreement, the performance of all the Company's obligations hereunder and thereunder at the Closing, and the authorization, issuance, sale and delivery of the Shares and the Underlying Common Stock has been taken or will be taken prior to the Closing. This Agreement, the Rights Agreement and the Stock Sale Agreement, when executed and delivered by the Company and the parties hereto and thereto, shall constitute valid and legally binding obligations of the Company enforceable in accordance with their terms, subject to (i) laws of general application relating to bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting enforcement of credits' rights generally, (ii) rules and laws governing specific performance, injunctive relief and other equitable remedies and,
      (iii) with respect to the indemnification agreements set forth in the Rights Agreement, applicable state and federal securities laws and principles of public policy.

      3.5 Validity of the Shares. The sale of the Shares and the subsequent conversion of the Shares into the Underlying Common Stock are not and will not be subject to any preemptive rights, rights of first refusal or other preferential rights that have not been waived, and the Shares, when issued, sold and delivered in accordance with the terms of this Agreement, and the Underlying Common Stock, when issued upon conversion of the Shares in accordance with the Certificate, will be validly issued, fully paid and nonassessable and will be free of any liens or encumbrances; provided, however, that the Shares and the Underlying Common Stock may be subject to restrictions on transfer under state and/or federal securities laws or as set forth herein or in the Stock Sale Agreement and the Rights Agreement.

       3.6 Financial Statements; Business Plan. The Company has delivered to each Purchaser its audited financial statements at December 31, 1997 and for the fiscal year then ended and its unaudited financial statements at and for the three-month period ended March 31, 1998 (collectively, the "Financial Statements"). The Financial Statements are true, complete and correct in all material respects, subject (in the case of the unaudited statements) to normal year-end adjustments, and have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated and are consistent with each other. The Financial Statements accurately set out, describe and fairly present the financial condition and operating results of the Company as of the dates, and for the periods, indicated therein, subject (in the case of the unaudited statements) to normal year-end audit adjustments. Except as set forth in the Financial Statements, the Company has no liabilities, contingent or otherwise, other than (i) liabilities incurred in the ordinary course of business subsequent to March 31, 1998, and (ii) obligations under contracts and commitments incurred in the ordinary course of business and not required under generally accepted accounting principles to be reflected in the Financial Statements, which, individually or in the aggregate, are not material to the financial condition or operating results of the Company. The Company maintains and will continue to maintain a system of accounting established and administered in accordance with generally accepted accounting principles.

      The Company has previously delivered to the Purchasers a copy of the Company's Business Plan (the "Business Plan"). As of the date hereof, except as otherwise set forth in the Schedule of Exceptions, the description in the business Plan of the Company's business and its business plan, taken as a whole, is true and correct in all material respects. All material assumptions and adjustments made in the preparation of the financial projections contained in the Business Plan (the
      "Projections") were prepared in good faith based on reasonable assumptions, and represent the Company's reasonable estimate of future results of the Company's operations, taken as a whole, based on information available as of the date of the Business Plan; it being recognized, however, that such Projections do not constitute any warranty as to the Company's future performance and that actual results may vary from projected results. Except as set forth in Schedule of Exceptions, the Projections continue to represent the Company's reasonable estimate of future results of the Company's operations, taken as a whole, based on information currently available. Except as otherwise set forth herein or in the Schedule of Exceptions, the Company has no reason to believe, and does not believe on the date hereof, that the assumptions of fact and statements of opinion contained in the Business Plan, taken as a whole, are unreasonable, untrue or false, or omits to state any material fact or assumption necessary to make the same not misleading.

          3.7 Changes. To the Company's knowledge, since March 31, 1998, there has not been:

         (a) any change in the assets, liabilities, financial condition or operating results of the Company from that reflected in the Financial Statements, except changes, including operating losses, in the ordinary course of business that have not been, in the aggregate, materially adverse; (b) any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the business, properties or financial condition of the Company (as such business is presently conducted and as it is proposed to be conducted); (c) any waiver or compromise by the Company of a valuable right of a material debt owed to it; (d) any satisfaction or discharge of any lien, claim, or encumbrance or payment of any obligation by the Company, except in the ordinary course of business and that which is not material to the business, properties or financial condition of the Company (as such business is presently conducted and as it is proposed to be conducted);
         (e) any material change to a material contract or arrangement by which the Company or any of its assets is bound or subject; (f) any material change in any compensation arrangement or agreement with any key employee, officer, director or stockholder;
         (g) any sale, assignment, or transfer of any patents, trademarks, copyrights, trade secrets, or other material intangible assets; (h) any resignation or termination of employment of any key officer of the Company;
            (i) receipt of notice that there has been a loss of, or material order cancellation by, any major customer of the Company; (j) any mortgage, pledge, transfer of a security interest in, or lien created by, the Company with respect to any of its material properties or assets, except liens for taxes not yet due or payable or liens incurred in the ordinary course of business; (k) any loans or guarantees made by the Company to or for the benefit of its employees, officers, or directors, or any members of their immediate families, other than travel advances and other advances made in the ordinary course of its business; (l) any declaration, setting aside, or payment or other distribution in respect of any of the Company's capital stock, or any direct or indirect redemption, purchase, or other acquisition of any of such stock by the Company (other than repurchases of stock of employees and consultants upon the termination of their employment or consulting relationship with the Company); or

         (m) to the Company's knowledge, any other event or condition of any character that has materially and adversely affected the business, properties or financial condition of the Company.

      3.8 Material Agreements. The Schedule of Exceptions contains a complete list of all of the following material agreements to which the Company is a party: (a) all contracts, agreements and instruments that involve a commitment by the Company in excess of $5,000; (b) all stock purchase agreements; (C) all loan, lease or debt agreements in excess of $5,000;
      (d) all employment agreements with employees (exclusive of the Employee Nondisclosure and Developments Agreements that have been executed by each employee of the Company); and (e) all licenses of any patent, trade secret or other proprietary right to or from the Company (collectively, the "Material Agreements"). All the Material Agreements are valid and binding obligations of the Company, in full force and effect in all material respects. The Company is not in material default and not aware of any material default by another party, either pending or threatened, with respect to the Material Agreements. The Company is not a party to and is not bound by any contract, agreement, instrument or understanding, or subject to any restriction under its Certificate or Bylaws, that adversely affects its business as presently conducted or as currently proposed to be conducted, its properties or its financial condition, or that otherwise limit, restrict or adversely affect the ability of the Company to develop, market or sell its proposed products and services.

      3.9 Title to Properties and Assets. The Company has good and marketable title to its properties and assets held at the date of Closing (except any properties and assets held under capitalized leases) and has good title to all its leasehold interests, in each case subject to no mortgage, pledge, lien, lease, encumbrance or charge, other than (a) the lien of current taxes not yet due and payable, and (b) possible minor liens and encumbrances that do not in any case, either individually or in the aggregate, materially detract from the value of the property subject thereto or materially impair the operations of the Company. The tangible property and assets held under any material lease by the Company are held by it under leases that remain in force, and there exists no default or other occurrence or condition that could result in a material default or termination thereunder.

      3.10 Insurance. The Company has in full force and effect the insurance policies described in the Schedule of Exceptions, which the Company believes are sufficient in amount (subject to reasonable deductibles) to allow it to replace any of its properties that might be damaged or destroyed through fire, theft or casualty.

       3.11 Related Party Transactions. Set forth on the Schedule of Exceptions is a schedule of (a) all of the material obligations of the Company to all officers, directors, stockholders and employees of the Company, including any member of their immediate families (other than normal accrued wages and benefits) and (b) all of the obligations of the Company's officers, directors, stockholders and employees, including any member of their immediate families (other than expense advances made in the ordinary course of the Company's business) to the Company, which schedule is complete and correct in all material respects as of the date of this Agreement. To the best knowledge of the Company, none of such persons has any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation that competes with the Company, except that employees, officers, consultants or directors of the Company and members of their immediate families may own stock in publicly traded companies that may compete with the Company. Except as set forth on Exhibit C, no member of the immediate family of any officer or director of the Company is directly or indirectly interested in any material contract with the Company.

      3.12 Employees. To the best of the Company's knowledge, no employee of the Company is obligated under any contract (including licenses, covenants or commitments of any nature) or other agreement, or subject to any judgment, decree or order of any court or administrative agency that would conflict with such employee's obligation to use his or her best efforts to promote the interests of the Company or that would conflict with the Company's business as conducted or as proposed to be conducted. Neither the execution nor delivery of this Agreement, nor the carrying on of the Company's business by the employees of the Company, nor the conduct of the Company's business as currently proposed, will, to the best of the Company's knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any contract, covenant or instrument under which any of such employees is now obligated. To the best of the Company's knowledge, no employee or consultant of the Company is in violation of any term of any employment contract, proprietary information and inventions agreement, noncompetition agreement or any other contract or agreement relating to the relationship of any such employee or consultant with the Company or any previous employer; provided that the Company has not undertaken any independent investigation of any consultants' relationships with other employers. To the best of the Company's knowledge, no officer of the Company, nor any employee (as hereinafter defined), has any present intention of terminating his or her employment with the Company. The Company has no collective bargaining agreements with any of its employees and to the best of the Company's knowledge there is no labor-union-organizing activity pending or threatened with respect to the Company. The Company does not have any employment contracts, deferred compensation agreements or bonus, incentive or profit-sharing plans, severance agreements, retirement plans or other employee compensation arrangements either currently in effect or proposed. To the best of the Company's knowledge, the Company has complied in all material respects with all applicable state and federal equal opportunity and other laws related to employment. Each employee of the Company has executed, or prior to the Closing will execute, an Employee Nondisclosure and Developments Agreement in substantially the form attached hereto as Exhibit F, and no exceptions have been taken by any such employee to the terms of such agreement. Each consultant of the Company has executed, or prior to the Closing will execute, a consulting agreement substantially in the form or forms which have been made available to the Purchasers and/or their legal counsel and which contain provisions regarding confidentiality and assignment of developments, and no exceptions have been taken by any such consultant to the terms of such agreement. The Company, after reasonable investigation, is not aware that any of its employees or consultants are in violation thereof, and the Company will use its commercially reasonable efforts to prevent such violation.

      3.13 Compliance with Law and Other InstrumentsCompliance with Law and Other Instruments. The Company has complied in all material respects with all laws, rules, regulations and orders applicable to its business, operations, properties, assets, products and services, the Company has all material permits, licenses and other authorizations required to conduct its business as conducted and as presently proposed to be conducted, and the Company has been operating its business pursuant to and in material compliance with the terms of all such permits, licenses and other authorizations. There is no existing law, rule, regulation or order known to the Company, and the Company after due inquiry is not aware of any proposed law, rule, regulation or order, whether federal, state, county or local, that would prohibit or restrict the Company from, or otherwise materially adversely affect the Company in, conducting its business in any jurisdiction in which it is now conducting its business or in which it presently proposes to conduct its business. The Company is not in violation of any provisions of the Certificate or its Bylaws in effect on and as of the Closing, or of any provision of any material instrument or contract to which it is a party or any judgment, decree or order by which it is bound or any statute, rule or regulation applicable to the Company. The execution, delivery and performance of this Agreement, the Stock Sale Agreement and the Rights Agreement, and the issuance and sale of the Shares pursuant hereto and the Underlying Common Stock pursuant to the Certificate, will not result in any such violation or be in material conflict with or constitute, with or without passage of time or giving of notice, a material default under any such provisions or result in the creation of any material mortgage, pledge, lien, encumbrance or charge upon any of the properties or assets of the Company.

       3.14 Litigation. There is no action, proceeding or investigation pending or, to the best of the Company's knowledge after reasonable investigation, currently threatened against the Company or any of its properties before any court or governmental agency (or any basis therefor known to the Company). The foregoing includes, without limiting its generality, actions pending or threatened (or any basis therefor known to the Company) involving the prior employment of any of the Company's employees or existing or prior relationships of any consultant or their use in connection with the Company's business of any information or techniques allegedly proprietary to any of their former employers or under prior or existing consulting agreements. The Company is not a party to or subject to any order, writ, injunction, judgment or decree of any court or governmental agency or instrumentality. There is no action, proceeding or investigation by the Company currently pending or that the Company intends to initiate.

       3.15 Patents and Trademarks. The Company has sufficient title and ownership of or is licensed under all patents, trademarks, service marks, trade names, copyrights, and all registrations and applications for registration of any of the foregoing, and all trade secrets, information, inventions, computer programs owned or licensed by the Company, documentation, proprietary rights and processes (collectively, "Intellectual Property") necessary for its business as now conducted and as currently proposed to be conducted without any conflict with or without infringement of the rights of others. Set forth on the Schedule of Exceptions is a true, correct and complete list of all patents and pending patent applications, all registered copyrights and copyright applications, all registered trademarks and trademark applications, and all material unregistered copyrights and trademarks held by the Company. There are no outstanding options, licenses or agreements relating to the foregoing nor is the Company bound by or a party to any options, licenses or agreements with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information, proprietary rights and processes of any other person or entity. The Company has not received any communications alleging that the Company has violated or, by conducting its business as currently proposed, would violate any of the patents, trademarks, service marks, trade names, copyrights or trade secrets or other proprietary rights of any other person or entity. The Company does not believe it is or will be necessary to utilize any inventions of any of its employees (or people it currently intends to hire) made prior to their employment by the Company.

       3.16 Taxes. The Company has accurately prepared and timely filed all United States income tax returns and all state and municipal tax returns that are required to be filed by it and has paid or made provision for the payment of all taxes that have become due pursuant to such returns. The Company believes such returns are true and correct in all material respects. No deficiency assessment or proposed adjustment of the Company's United States income tax or state or municipal taxes is pending and the Company has no knowledge of any liability or basis for liability as of the date hereof for any tax.

       3.17 Registration Rights. Except as provided in the Rights Agreement, the Company is not under any obligation to register (as defined in the Rights Agreement) any of its presently outstanding securities or any of its securities that may hereafter be issued.

      3.18 Voting Agreements. Except as provided in the Certificate and the Rights Agreement, the Company has no agreement, obligation or commitment with respect to the election of any individual or individuals to the Board of Directors, and to the best of the Company's knowledge, except for the Stockholders Voting Agreement of even date herewith, there is no voting agreement or other arrangement among its stockholders with respect to the election of any individual or individuals to the Board of Directors or for any other purpose.

      3.19 Governmental Consents. All consents, approvals, orders or authorization of, or registrations, qualifications, designations, declarations or filings with, any federal or state governmental authority on the part of the Company required in connection with the valid execution and delivery of this Agreement, the Stock Sale Agreement and the Rights Agreement, the offer, sale or issuance of the Shares and the Underlying Common Stock, or the consummation of any other transaction contemplated hereby or thereby have been obtained, or will be obtained prior to the Closing, except for notices required to be filed with certain state and federal securities commissions after the Closing, which notices will be filed on a timely basis.

       3.20 Offering. Assuming the accuracy of the representations and warranties of the Purchasers contained in Section 4 hereof, the offer, issuance and sale of the Shares are and will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the "1933 Act"), and have been registered or qualified (or are exempt from registration and qualification) under the registration, permit or qualification requirements of all applicable state securities laws.

       3.21 Finders' Fees. The Company (i) represents and warrants that it has retained no finder or broker in connection with the transactions contemplated by this Agreement and (ii) hereby agrees to indemnify and to hold each Purchaser harmless of and from any liability for any commission or compensation in the nature of a finder's fee to any broker or other person or firm (and the costs and expenses of defending against such liability or asserted liability) for which the Company or any of its employees or representatives is responsible.

      3.22 Qualified Small Business. The Company represents and warrants to the Purchasers that, at the Closing, the Shares qualify as "Qualified Small Business Stock" as defined in Section 1202(C) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will use its reasonable efforts to comply with the reporting and recordkeeping requirements of
      Section 1202 of the Code and any regulations promulgated thereunder, and agrees not to repurchase any stock of the Company if such repurchase would cause such Shares not to so qualify as "Qualified Small Business Stock."

      3.23 Minute Books. The minute books of the Company and its subsidiaries made available to the Purchasers or their attorneys or agents, upon their request, contain a complete summary of all meetings of directors and stockholders since the time of their respective incorporations.

      3.24 Real Property Holding Corporation. The Company is not a real property holding corporation within the meaning of Section 897(C)(2) of the Code and the regulations promulgated thereunder.

      3.25 Disclosure. The Company has provided each Purchaser all information which the Company believes is reasonably necessary to enable the Purchaser to decide whether to purchase the Shares. This Agreement, the Rights Agreement, the Stock Sale Agreement, and , the material documents and other agreements, statements, schedules or certificates made or delivered in connection herewith or therewith do not, when taken as a whole, contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements contained herein or therein, in light of the circumstances in which they were made, not misleading. There is no fact within the knowledge of the Company which is reasonably likely to affect the business, properties or financial condition of the Company materially and adversely which has not been disclosed herein or in writing to each Purchaser.

      3.26 Licenses; Permits. The Company has obtained all licenses, permits and franchises and any similar authority necessary for the conduct of its business as now being conducted by it (including without limitation, licenses from the applicable health care regulatory authorities), the lack of which could affect the business, properties or financial condition of the Company materially and adversely. The Company believes it can obtain, without undue burden or expense, any similar authority for the conduct of its business as planned to be conducted. The Company is not in default under any of such licenses, permits, franchises or other similar authority which default could affect the business, properties or financial condition of the Company materially and adversely. All employees of the Company required to be licensed by the applicable health care regulatory authorities have obtained the required licenses and all such licenses are in full force and effect and have not been suspended or revoked.

      3.27 Liabilities. A schedule of liabilities for borrowed money, guaranties with respect thereto and the present value of all payments due under all capitalized leases as of the Closing is included as part of Exhibit C. Except as set forth in such schedule, the Company has no material liabilities of any kind, either direct or indirect, matured or unmatured, absolute or contingent, or otherwise, except specifically disclosed in any Exhibit or otherwise. For purposes of this Section 3.27 the term "liabilities" shall include, without limitation, any direct or indirect indebtedness, guaranty, endorsement, claim, loss, damage deficiency, cost, expense, obligation and responsibility of the Company, whether fixed, unfixed, secured or unsecured.

   4. Representations   and  Warranties  of  the  Purchasers.   Each  Purchaser,
      severally, but not jointly, hereby represents and warrants to the Company as follows.

          4.1 Power and Authority. It has the requisite power and authority to enter into this Agreement, to purchase the Shares subject to all of the terms of the Certificate and hereunder, and to carry out and perform its obligations under the terms of this Agreement.

      4.2 Due Execution. This Agreement, the Stock Sale Agreement and the Rights Agreement have been duly authorized, executed and delivered by it, and, upon due execution and delivery by the Company, this Agreement, the Stock Sale Agreement and the Rights Agreement will be a valid and binding agreement of it, subject to (i) laws of general application relating to bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting enforcement of credits' rights generally, (ii) rules and laws governing specific performance, injunctive relief and other equitable remedies and, (iii) with respect to the indemnification agreements set forth in the Rights Agreement, applicable state and federal securities laws and principles of public policy.

          4.3 Investment Representations.

            (a) This Agreement is made with the Purchaser in reliance upon the Purchaser's representation to the Company, which by its acceptance hereof the Purchaser hereby confirms, that the Shares to be received by it will be acquired for investment for its own account, not as a nominee or agent, and not with a view to the sale or distribution of any part thereof, and that it has no present intention of selling, granting participation in, or otherwise distributing the same, but subject nevertheless to any requirement of law that the disposition of its property shall at all times be within its control. By executing this Agreement, the Purchaser further represents that except as may be provided in the Stock Sale Agreement, it does not have any contract, undertaking, agreement, or arrangement with any person to sell, transfer or grant participations to such person, or to any third person, with respect to any of the Shares or any Underlying Common Stock.

                    (b) The Purchaser understands that the Shares and the Underlying Common Stock have not been registered under the 1933 Act on the grounds that the sale provided for in this Agreement and the issuance of securities hereunder is exempt from registration under the 1933 Act, and that the Company's reliance on such exemption is predicated in part on the Purchaser's representations set forth herein. The Purchaser realizes that the basis for the exemption may not be present if, notwithstanding such representations, the Purchaser has in mind merely acquiring the Shares for a fixed or determined period in the future, or for a market rise, or for sale if the market does not rise. The Purchaser does not have any such intention.

                      (C) The Purchaser represents that it is experienced in evaluating emerging growth companies such as the Company, is able to fend for itself in the transactions contemplated by this Agreement, has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of its investment, and has the ability to bear the economic risks of its investment. The Purchaser further represents that it has had access, during the course of the transactions and prior to its purchase of Shares, to all such information as it deemed necessary or appropriate and that it has had, during the course of the transactions and prior to its purchase of Shares, the opportunity to ask questions of, and receive answers from, the Company concerning the terms and conditions of the offering and to obtain additional information necessary to verify the accuracy of any information furnished to it or to which it had access.

            (d) The Purchaser understands that the Shares and the Underlying Common Stock may not be sold, transferred or otherwise disposed of without registration under the 1933 Act or an exemption therefrom, and that in the absence of an effective registration statement covering the Shares (or the Underlying Common Stock) or an available exemption from registration under the 1933 Act, the Shares (and the Underlying Common Stock) must be held indefinitely. In particular, the Purchaser is aware that the Shares (and the Underlying Common Stock) may not be sold pursuant to Rule 144 promulgated under the 1933 Act unless all of the conditions of that Rule are met. Among the conditions for use of Rule 144 is the availability of current information to the public about the Company. Such information is not now available and the Company has no present plans to make such information available. The Purchaser represents that, in the absence of an effective registration statement covering the Shares (or the Underlying Common Stock), it will sell, transfer, or otherwise dispose of the Shares (or the Underlying Common Stock) only in a manner consistent with its representations set forth herein and then only in accordance with the provisions of Section 4.3(e) hereof and the provisions of the Rights Agreement.


            (e) Purchaser understands that each certificate representing the Shares and the Underlying Common Stock will be endorsed with a legend substantially as follows.

      "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS. THESE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND MAY NOT BE SOLD, MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY APPLICABLE STATE SECURITIES LAWS, OR THE
      AVAILABILITY OF AN EXEMPTION FROM THE REGISTRATION PROVISIONS OF THE SECURITIES ACT OF 1933, AS AMENDED, AND APPLICABLE STATE SECURITIES LAWS. COPIES OF THE AGREEMENTS PROVIDING FOR RESTRICTIONS ON TRANSFER OF THESE SECURITIES MAY BE OBTAINED UPON WRITTEN REQUEST BY THE HOLDER OF RECORD OF THIS CERTIFICATE TO THE SECRETARY OF THE CORPORATION AT THE PRINCIPAL EXECUTIVE OFFICES OF THE CORPORATION."

                    (f) Purchaser represents that it is an "Accredited Investor" as such term is defined in Rule 501 of Regulation D promulgated under the 1933 Act.

          4.4 No Public Market. The Purchaser understands that no public market now exists for any of the securities issued by the Company and that there is no assurance that a public market will ever exist for the Shares (or the Underlying Common Stock).

      4.5 Government Consents. No consent, approval or authorization of or designation, declaration or filing with any state, federal, or foreign governmental authority on the part of the Purchaser because of any special characteristic of such Purchaser is required in connection with the valid execution and delivery of this Agreement, the Stock Sale Agreement or the Rights Agreement by the Purchaser, and the consummation by the Purchaser of the transactions contemplated hereby and thereby.


       4.6 Finders' Fees. The Purchaser (i) represents and warrants that it has retained no finder or broker in connection with the transactions contemplated by this Agreement, and (ii) hereby agrees to indemnify and to hold the Company and the other Purchasers harmless of and from any liability for any commission or compensation in the nature of a finder's fee to any broker or other person or firm (and the costs and expenses of defending against such liability or asserted liability) for which such Purchaser or any of its employees or representatives are responsible.

   5. Conditions to Purchasers' Obligations at Closing. The obligations of the Purchasers to purchase the Shares at the Closing are subject to the fulfillment on or before the Closing of each of the following conditions.

          5.1 Representations and Warranties. For each Closing other than a CHSI Additional Closing, the representations and warranties of the Company contained in Section 3 shall be true on and as of the Closing with the same force and effect as if they had been made at the Closing.

          5.2 Performance. The Company shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by it on or before the Closing.

          5.3 Qualifications. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state that are required prior to and in connection with the lawful issuance and sale of the Shares pursuant to this Agreement shall have been duly obtained and shall be effective on and as of the Closing.



       5.4 Certificate. The Company shall have duly filed the Certificate with the Secretary of State of the State of Delaware, which Certificate shall be in full force and effect at the Closing.

           5.5 Opinion of the Company's Counsel. The Purchasers shall have received from counsel to the Company an opinion letter substantially in the form attached hereto as Exhibit E, addressed to them, dated the date of the Closing.

      5.6 Proceedings and Documents. For each Closing, all corporate and other proceedings in connection with the transactions contemplated at the Closing hereby and all documents and instruments incident to such transactions shall be reasonably satisfactory in substance and form to the Purchasers and their counsel, and/or the Purchasers and their counsel shall have received all such counterpart originals or certified or other copies of such documents as they may reasonably request.

      5.7 Investor Rights Agreement. The Company shall have executed and delivered a Rights Agreement.

      5.8 Board of Directors.  The Company's Board of Directors shall consist of
      Rick  Barrett,  Don  Lothrop,  Rick  Hassett,   Terrance  McGuire,  Steven
      Schelhammer, James Strand, Bill McIvor and John Vakoutis.

       5.9 Compliance Certificate. There shall have been delivered to the Purchasers a certificate, dated as of the Closing, signed by the Company's President certifying that the conditions specified in Sections 5.1, 5.2,
      5.3 and 5.4 have been fulfilled; provided that the Company need not certify that the conditions specified in Section 5.1 have been fulfilled for any CHSI Additional Closing.

      5.10 Minimum Purchase. The Company shall have sold at least 1,000,000 Shares at the Initial Closing.

      5.11 Secretary's Certificate. There shall have been delivered to the Purchasers a certificate, dated as of the Closing, signed by the Company's Secretary or an Assistant Secretary and in form and substance satisfactory to Purchasers, that shall certify (i) the names of its officers authorized to sign this Agreement, the certificates for purchased Shares and the other documents, instruments or certificates to be delivered pursuant to this Agreement by the Company or any of its officers, together with true signatures of such officers; (ii) that the copy of the Certificate attached thereto is true, correct and complete; (iii) that the copy of the Bylaws attached thereto is true, correct and complete; and (iv) that the copy of Board of Directors' resolutions attached thereto evidencing the approval of this Agreement, the issuance of the purchased Shares and the other matters contemplated hereby was duly adopted and is in full force and effect.

      5.12 Certificate of Good Standing. There shall have been delivered to the Purchasers a Certificate of Good Standing for the Company from the Secretary of State of the State of Delaware and certificates of authority of the Secretary of State of each state where the Company is qualified to do business, dated within 10 days of the Closing.

      5.13 Stock Sale Agreement. The Company, Steve Schelhammer, the Purchasers and the other stockholders named therein shall have executed and delivered a Stock Sale Agreement substantially in the form attached hereto as Exhibit G.

   6. Conditions to the Company's Obligations at Closing.. The obligations of the Company to issue and sell the Shares at the Closing are subject to the fulfillment on or before the Closing of each of the following conditions.

          6.1 Representations and Warranties. The representations and warranties made by each Purchaser in Section 4 shall be true on and as of the Closing with the same force and effect as if they had been made at the Closing.

      6.2 Performance. The Purchasers shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by them on or before the Closing.

      6.3 Qualifications. All authorizations, approvals or permits, if any, to be obtained from any governmental authority or regulatory body of the United States or of any state that are required prior to and in connection with the lawful issuance and sale of the Shares pursuant to this Agreement shall have been duly obtained and shall be effective on and as of the Closing.

       6.4 Certificate. The Secretary of State of the State of Delaware shall have accepted the Certificate for filing, and the Certificate shall be in full force and effect at the Closing.

      6.5 Investor Rights Agreement. Each of the Purchasers shall have executed and delivered a Rights Agreement.

      6.6 Minimum Purchase. The Company shall have sold at least 1,000,000 Shares at the Initial Closing.

      6.7 Stock Sale Agreement. The Company, Steve Schelhammer, the Purchasers and the other stockholders named therein shall have executed and delivered a Stock Sale Agreement substantially in the form attached hereto as Exhibit G.

       7. Covenants of the Company.

      7.1 Use of Proceeds. The Company shall use the proceeds from the sale of the Series C Preferred Stock for product development and other working capital purposes consistent with financial budgets approved by the Company's Board of Directors from time to time.

      7.2 Meetings of Board of Directors. The Company shall use its reasonable efforts to ensure that meetings of its Board of Directors are held not less than once every calendar quarter. The Company shall reimburse each director for all direct out-of-pocket expenses reasonably incurred by such director in attending meeting of the Board of Directors.

      7.3 Indemnification. The Company agrees to indemnify and save harmless each Purchaser and each of its officers, directors, employees and agents from and against any and all actions, causes of action or suits initiated against such Purchasers by third parties, and reasonable expenses (including, without limitation, reasonable attorneys fees and disbursements) in connection therewith (herein called the "Indemnified Liabilities") incurred by such Purchaser or any of its officers, directors, employees or agents as a result of, or arising out of any of the transactions contemplated hereby, except for any Indemnified
      Liabilities arising on account of the gross negligence or willful misconduct of the Purchaser or any of its officers, directors, employees or agents, provided that, if and to the extent such agreement to indemnify may be unenforceable for any reason, the Company shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which shall be permissible under applicable law.

       8.   Miscellaneous

      8.1 Entire Agreement. This Agreement and the documents referred to herein constitute the entire agreement among the parties, and no party shall be liable or bound to any other party in any manner by any warranties, representations or covenants except as specifically set forth herein or therein. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the successors and assigns of the parties. Nothing in this Agreement, express or implied, is intended to confer upon any third party any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

          8.2 Governing Law. This Agreement shall be governed by and construed under the laws of the State of Delaware as applied to agreements among Delaware residents, made and to be performed entirely within the State of Delaware.

          8.3 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          8.4  Headings.  The  headings  used in this  Agreement  are  used  for
      convenience   only  and  are  not  to  be   considered  in  construing  or
      interpreting this Agreement.

      8.5 Notices.Any notice required or permitted under this Agreement shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit with the United States

      Post Office, by registered or certified mail, postage prepaid, or sent by confirmed telecopy, addressed (a) if to the Company, at:

      Accordant Health Services, Inc.
      509-A W. Friendly Avenue
      Greensboro, NC 27410
      Attention:  President



      With a copy to:

      J. Christopher Lynch, Esquire
      Wyrick Robbins Yates & Ponton LLP
      4101 Lake Boone Trail, Suite 300
      Raleigh, NC 27607

      or at such other address as the Company shall have furnished to the Purchasers in writing, and (b) if to a Purchaser, at such Purchaser's address as is set forth on Exhibit A, or at such other address as such Purchaser shall have furnished to the Company in writing.

      8.6 Survival. The representations, warranties, covenants and agreements made herein shall survive any investigation made by any Purchaser and the Closing. All statements as to factual matters contained in any certificate or other instrument delivered by or on behalf of the Company pursuant hereto or in connection with the transactions contemplated hereby shall be deemed to be representations and warranties made by the Company hereunder as of the date of such certificate or instrument.

      8.7 Severability. Any invalidity, illegality or limitation of the enforceability with respect to any Purchaser of any one or more of the provisions of this Agreement, or any part thereof, whether arising by reason of the law of any such Purchaser's domicile or otherwise, shall in no way affect or impair the validity, legality or enforceability of this Agreement with respect to other Purchasers. In case any provision of this Agreement shall be invalid, illegal or unenforceable, it shall to the extent practicable, be modified so as to make it valid, legal and enforceable and to retain as nearly as practicable the intent of the parties, and the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

      8.8 Delays or Omissions. No delay or omission to exercise any right, power or remedy accruing to the Company or any Purchaser or any subsequent holder of any Shares upon any breach, default or noncompliance of any Purchaser, any subsequent holder of any Shares or the Company under this Agreement or under the Certificate, shall impair any such right, power or remedy, nor shall it be construed to be a waiver of any such breach, default or noncompliance, or any acquiescence therein, or of any similar breach, default or noncompliance thereafter occurring. It is further agreed that any waiver, permit, consent or approval of any kind or character on the part of the Company or the Purchasers of any breach, default or noncompliance under this Agreement or under the Certificate or any waiver on the Company's or the Purchasers' part of any provisions or conditions of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing and that all remedies, either under this Agreement or the Certificate, by law, or otherwise afforded to the Company and the Purchasers, shall be cumulative and not alternative.

      8.9 California Corporate Securities Laws. THE SALE OF THE SECURITIES WHICH ARE THE SUBJECT OF THIS AGREEMENT HAS NOT BEEN QUALIFIED WITH THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA AND THE ISSUANCE OF SUCH SECURITIES OR THE PAYMENT OR RECEIPT OF ANY PART OF THE CONSIDERATION THEREFOR PRIOR TO SUCH QUALIFICATION IS UNLAWFUL, UNLESS THE SALE OF SECURITIES IS EXEMPT FROM QUALIFICATION BY SECTION 25100, 25102
      OR 25105 OF THE CALIFORNIA CORPORATIONS CODE.  THE RIGHTS OF
      ALL PARTIES TO THIS AGREEMENT ARE EXPRESSLY CONDITIONED UPON SUCH QUALIFICATION BEING OBTAINED, UNLESS THE SALE IS SO EXEMPT.

      8.10 Amendments and Waivers. Except as otherwise expressly provided herein, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance,either retroactively or prospectively and either for a specified period of time or indefinitely) with the written consent of the Company and Purchasers (or their transferees) holding at least 66 2-3% of Underlying Common Stock issued or issuable upon conversion of the Shares (excluding shares previously sold to the public), voting together as a single group; provided, however, that no such amendment or waiver shall reduce the aforesaid percentage of Underlying Common Stock, the holders of which are required to consent to any waiver or supplemental agreement, without the consent of the holders of all of such Shares and Underlying Common Stock. Any amendment or waiver effected in accordance with this
      Section 7.10 shall be binding upon each Purchaser and each transferee of the Shares and Underlying Common Stock. Upon the effectuation of each such amendment or waiver, the Company shall promptly give written notice thereof to the Purchasers (or their transferees) who have not previously consented thereto in writing. 8.11 Expenses. The Company and each Purchaser shall bear its own expenses incurred on its behalf with respect to this Agreement and the transactions contemplated hereby; provided, that the Company shall pay the reasonable fees and expenses of Dorsey & Whitney, LLP, counsel to CHSI. Each Purchaser, other than CHSI, hereby expressly acknowledges and agrees that Dorsey & Whitney LLP have acted solely as counsel to CHSI and not such Purchaser.

      [The next page is the signature page]

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



      ACCORDANT HEALTH SERVICES, INC.

      /s/ Steven K. Schelhammer
          ---------------------
          Steven K. Schelhammer, President



      PURCHASERS:

      /s/Rick Barrett
         ------------
         Rick Barrett


      CURATIVE HEALTH SERVICES, INC.

      By:/s/ John Vakoutis
             -------------
             John Vakoutis
             Title:President, Chief Executive Officer


      Delphi Ventures III, L.P.

      By:   Delphi Management Partners III, L.L.C.
            General Partner
      By:/s/Don Lothrop

      Delphi BioInvestments III, L.P.

      By:   Delphi Management Partners III, L.L.C.
            General Partner
      By:/s/Don Lothrop


      INSTITUTIONAL VENTURE MANAGEMENT VI

      By:/s/James Strand
      Title:General Partner

      INSTITUTIONAL VENTURE PARTNERS VI
      By Its General Partner,
      Institutional Venture Management VI

      By:/s/James Strand
      Title:General Partner

      IVP Founders Fund I
      By Its General Partner,
      Institutional Venture Management VI

      By:/s/James Strand
      Title:General Partner


      INTERSOUTH PARTNERS III, L.P.
      By:   INTERSOUTH ASSOCIATES III,
            General Partner

      By:/s/Mitch Mumma
      Title:General Partner


      POLARIS VENTURE PARTNERS, L.P.
      By:  Polaris Venture Management Co., LLC
           its General Partner

      By:/s/Terry McGuire
      Member

      POLARIS VENTURE PARTNERS FOUNDERS'
      FUND, L.P.
      By:   Polaris Venture Management Co., LLC
            its General Partner

      By:/s/Terry McGuire
      Member

                                                                   Exhibit 10.24

SUBSIDIARIES OF THE REGISTRANT

The following is a list of all of the subsidiaries of the registrant:
1. Wound Care Centers(R) of America Incorporated, organized under the laws of Delaware.
2.   CHS Services, Inc., organized under the laws of Delaware.

                                                                    Exhibit10.25
                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-54880) pertaining to the Curative Health Services, Inc. and subsidiaries 1991 Stock Option Plan, as amended, in the Registration Statement (Form S-8 No. 33-19370) pertaining to the Curative Health Services, Inc. and subsidiaries Director Share Purchase Program and in the Registration Statement (Form S-8 No. 33-85188) pertaining to the Curative Health Services, Inc. and subsidiaries Employee 401(k) Savings Plan of our report dated February 16, 1999, expcept for Note M as to which the date is March 15, 1999, with respect to the consolidated financial statements and schedule of Curative Health Services, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1998.

                                                          /s/  Ernst & Young LLP

Melville, New York
March 30, 1999