Form 10-Q
period 1999-03-31
CURATIVE HEALTH SERVICES INC
filed 1999-05-17
CIK 874212

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              -----------------
                                   FORM 10Q
                              -----------------
(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

                                      OR

             Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number:  000-19370

                        Curative Health Services, Inc.
            (Exact name of registrant as specified in its charter)

                 MINNESOTA                                41-1503914
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)

                              150 Motor Parkway
                           Hauppauge, NY 11788-5108
                   (Address of principal executive offices)
                       Telephone Number (516) 232-7000
                    -------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes     X                                No  ______

As of May 1, 1999 there were 10,088,510 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                 Curative Health Services, Inc. and Subsidiaries

                                      INDEX

Part I      Financial Information                                       Page No.
--------------------------------------------------------------------------------
Item 1      Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three Months ended March 31, 1999 and 1998                   3

            Condensed Consolidated Balance Sheets
                  March 31, 1999 and December 31, 1998                         4

            Condensed Consolidated Statements of Cash Flows
                  Three Months ended March 31, 1999 and 1998                   5


            Notes to Condensed Consolidated Financial Statements               6


Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

Item 3      Quantitative and Qualitative Disclosures About Market Risk        12




Part II     Other Information                                           Page No.
--------------------------------------------------------------------------------

Item 1      Legal Proceedings                                                 14

Item 6      Exhibits and Reports on Form 8-K                                  15

            Signatures                                                        16

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                           1999           1998
                                                           ----           ----

Revenues                                                  $25,243        $24,513

Cost and Expenses:

      Cost of product sales and services                   14,074         13,245
      Selling, general and administrative                   5,714          5,671
                                                            -----          -----
            Total costs and operating expenses             19,788         18,916

Income from operations                                      5,455          5,597

Interest income                                               645            599

Income before income taxes                                  6,100          6,196

Income taxes                                                2,288          2,319

Net income                                                $ 3,812        $ 3,877
                                                            =====          =====

Net income per common share, basic                        $   .32        $   .31
                                                              ===            ===
Net income per common share, diluted                      $   .31        $   .29
                                                              ===            ===

Weighted average common shares, basic                      11,873         12,601
                                                           ======         ======

Weighted average common shares, diluted                    12,133         13,152
                                                           ======         ======


                                       3
                            (See accompanying notes)

                 Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                              March 31, 1999   December 31, 1998
                                              (Unaudited)
ASSETS

Cash and cash equivalents                          $  6,596         $  24,222
Marketable securities held-to-maturity               33,383            45,830
Accounts receivable, net                             19,195            19,871
Deferred tax assets                                   1,042             1,042
Prepaids and other current assets                     1,044             1,179
                                                      -----             -----
      Total current assets                           61,260            92,144

Property and equipment, net                          13,460            13,366
Other assets                                          3,568             3,611
                                                      -----             -----
     Total assets                                 $  78,288         $ 109,121
                                                     ======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                  $  12,459         $  13,497
Accrued liabilities                                     912             2,221
Current lease obligations                                 -                 7
                                                     ------            ------
      Total current liabilities                      13,371            15,725

Stockholders' equity

      Common stock                                      100               127
      Additional paid in capital                     46,734            79,000
      Retained earnings                              18,083            14,269
                                                     ------            ------
            Total stockholders' equity               64,917            93,396
                                                     ------            ------

     Total liabilities and stockholders' equity   $  78,288         $ 109,121
                                                     ======           =======


                                       4
                            (See accompanying notes)

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                            1999            1998
                                                            ----            ----
OPERATING ACTIVITIES:

Net income                                              $  3,812       $  3,877
Adjustments to reconcile net income to net cash provided by operating activities:

      Equity in operations of investee                        85              -
      Depreciation and amortization                        1,004            700
      Changes in operating assets and liabilities         (1,590)        (1,875)
                                                         -------         ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  3,311          2,702

INVESTING ACTIVITIES:

Purchase of property and equipment                        (1,085)        (1,781)
Sales (Purchases) of marketable securities                12,446        (15,981)
                                                          ------        -------

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES        11,361        (17,762)

FINANCING ACTIVITIES:

Stock repurchases                                        (32,320)             -
Proceeds from exercise of stock options                       29          1,051
Principal payments on loans and capital lease obligations     (7)           (10)


NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES       (32,298)         1,041

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (17,626)       (14,019)
Cash and cash equivalents at beginning of period          24,222         39,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   6,596      $  25,727
                                                           =====         ======

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                          $      0       $       2
                                                            ===             ===

                                       5
                            (See accompanying notes)

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.


Note 2.  Net Income per Common Share

   Net income per common share, basic is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of basic and diluted earnings per share:

                                                      1999        1998
                                                      ------------------
            Weighted average shares, basic            11,873      12,601
            Effect of diluted stock options              260         551
                                                         ---         ---
            Weighted average shares, diluted          12,133      13,152
                                                      ======      ======

Note 3. Legal Proceedings

   On April 7, 1999 the Company announced that it had received a document subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services, Region II (New York, NY). The subpoena directs the Company to produce a broad range of documents from January 1, 1993 to the present relating to various areas including, among others, the Wound Care Centers, wound care treatment programs and general business practices. The subpoena states that it has been delivered in connection with a "Health Care Investigation".

   On April 12, 1999 the Company announced that a press release from the United States Department of Justice was released on Friday, April 9, 1999, alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals. The Company has obtained a copy of the complaint filed by a "whistlerblower" relator under the Federal civil False Claims Act. The case has been filed as United States ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc., and has been assigned civil case number 98-1260-civ-T-23F, in the Federal District Court for the Middle District of Florida, Tampa Division.

   The "whistleblower's" complaint alleges that: the Company's charges were excessive; the Company shifted costs from non-allowable services to allowable services; included charges for advertising costs that were not allowable to the hospital claiming reimbursement from the Medicare program; and violated the "anti-kickback" statue because a portion of the Company's fee was based on the number of new patients seen in the wound care centers managed by the Company. The Company disagrees with these characterizations of its contractual arrangements, its services, and the fees it charges for those services.

   The Company does not believe that it "refers, recommends or arranges" for a hospital's services in exchange for kickbacks. The Company also believes that its charges are fair market value for the services that it furnishes, as supported by the fact that more than 170 hospitals have entered into contracts with the Company for its services in managing wound care centers. The Company's charges cover not only direct costs for management services but also the Company's intellectual property, which includes a unique data base and clinical pathways that have proven effective in healing intractable wounds in more than 80 percent of the patients that have completed treatment. These are patients who otherwise would likely have had to have amputations or other invasive, expensive, and possibly disabling or disfiguring services. The Company has expended millions of dollars in developing and maintaining its clinical pathways, and also in training physicians and other clinicians in its clinical pathways.

   The Company notes that the contracts challenged in the whistleblower's civil suit are contracts that its hospital customers have been required to furnish to Medicare auditors each year as part of annual cost report filings. In hundreds of instances, the Company's fees to its hospital customers have been allowed in full, sometimes after a detailed audit. The Company, itself, is neither a provider nor a supplier participating in the Medicare program and does not receive payments from the Medicare program.

   The Company has a formal compliance program and management believes that the Company is in material compliance with applicable laws and ethical business practices. In the conduct of its business, the Company has relied on the advice and guidance of nationally recognized law firms in structuring its business relationships with its hospitals. In this pending litigation, the Company intends to defend itself vigorously.

   Subsequent to the disclosure of the Justice Department action, the Company and, in some cases, certain of its officers were named in four shareholder lawsuits, namely:

      Ernest Hack versus Curative Health Services, Inc et al.

      Scott Thompson versus Curative Health Services, Inc et al.

      Tirdad V. Zarookian versus Curative Health Services, Inc et al.

      William Nolan versus Curative Health Services, Inc et al.

   All suits were filed in the United States District Court for the Eastern District of New York. The lawsuits allege generally that the Company and its officers violated federal securities laws by disseminating materially false and misleading statements and failing to disclose material information relating to the contractual relationships with Columbia/HCA Healthcare Corporation and other hospitals. The suits seek to recover unspecified damages from defendants. The Company denies the allegations and intends to vigorously defend the suits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the first quarter of fiscal year 1999 increased 3 percent to $25,243,000 compared to $24,513,000 for the first quarter of the prior fiscal year. The revenue increase is attributable to the operation of 160 wound care centers at the end of the first quarter of 1999 compared to 135 at the end of the first quarter of 1998 and a 2 percent increase in revenues at existing centers related to higher patient volumes. The Company's revenue growth declined to 3% in the first quarter of 1999 compared to 25% for the same quarter in 1998. The decline is primarily attributable to the closing of 17 Wound Care Centers and the modification of contractual terms of certain renewed contracts. At any time during the year, 10 percent to 15 percent of contracts are being re-negotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals currently face financially challenging times. Program terminations by client hospitals have been effected for such reasons as financial restructuring, layoffs, bankruptcies or even hospital closings. The termination or non-renewal of a material number of management contracts could result in a continued decline in the Company's revenue growth. As the result of the recent legal action against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development may be slower than normal given the legal uncertainties facing the Company. Any inability of the Company to develop new Wound Care Centers could further deteriorate revenue growth. The Company has a number of initiatives to counter the decline of growth in revenue, although there can be no assurance that the initiatives will be successful. Total new patients increased 10 percent from 13,519 in the first quarter of 1998 to 14,905 for the same period in 1999. The total number of new patients receiving Procuren(R) therapy decreased from 2,081 in the first quarter of 1998 to 1,670 in the first quarter of 1999. The percentage of patients receiving Procuren(R) therapy decreased during the first quarter of 1999 to 11 percent from 15 percent for the same period in 1998. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center(R) occurs as the local medical community becomes familiar with the services offered by the Wound Care Center(R) and refers a broader range of chronic wound patients to the Wound Care Center(R) for treatment. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the first quarter increased from $13,245,000 in 1998 to $14,074,000 in 1999, an increase of 6 percent. The increase is attributable to additional staffing and operating expenses of approximately $1,137,000 associated with the operation of 25 additional wound care centers at the end of the first quarter of 1999, as well as increased volume at existing wound care facilities. Additionally, these 25 centers included 17 additional under-arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. As compared with the first quarter of 1998, the higher services components at these centers accounted for an additional $762,000 of the increase in product costs and services for the first quarter of 1999. As a percentage of revenues, costs of product sales and services for the first quarter of 1999 was 56 percent compared to 54 percent for the same period in 1998. The two percent increase is attributed to the slowing of revenue and existing same store sales growth which decreased margins and the Company's ability to leverage expenses over a broader revenue base.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter increased from $5,671,000 in 1998 to $5,714,000 in 1999 an increase of 1 percent. The increase is attributable to the staffing and operating expenses associated with the growth in the wound care business particularly related to field support departments including clinical operations and management information systems. As a percentage of revenues, selling, general and administrative expenses were 23 percent in the first quarter of 1998 and 1999.

Net Income. Net income was $3,877,000 or $0.29 per share in the first quarter of 1998 compared to $3,812,000 or $0.31 per share in the first quarter of 1999. The decrease in earnings of $65,000 for the three months ended March 31, 1999 as compared to March 31, 1998 is attributable to the declining revenue growth which impacted wound care center margins.

Liquidity and Capital Resources.

Working capital was $47.9 million at March 31, 1999 compared to $76.4 million at December 31, 1998. Total cash, cash equivalents and marketable securities held-to-maturity as of March 31, 1999 was $40 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The Company's cash and cash equivalents declined from $70 million at December 31, 1998 to $40 million at March 31, 1999. The decline is primarily attributable to the use of $32 million for the repurchase of 2.7 million shares of the Company's common stock during the first quarter of 1999. The ratio of current assets to current liabilities was 5.9:1 at December 31, 1998 and 4.6:1 at March 31, 1999. The Company's decrease in working capital and current ratio is primarily attributable to the stock repurchase.

Cash flows provided by operations for the first three months of 1999 totaled $3,311,000 primarily attributable to the net income for the period. Cash flows used in investing activities totaled $11,361,000 primarily attributable to sales of marketable securities to fund the stock repurchase. Cash flows used in financing activities totaled $32,298,000 primarily attributable to the repurchase of shares.

For the first three months of 1999, the Company experienced a $676,000 net decrease in accounts receivable and an increase in the average number of days receivables outstanding to 68 days as of March 31, 1999 compared to 66 as of December 31, 1998. Further, the Company's accounts payable and accrued expenses decreased $2,347,000 as of March 31, 1999 compared to December 31, 1998.

The Company's longer term cash requirements include working capital for the expansion of its wound care business. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's upgrade of management information systems, and the repurchase of Company stock. Additionally the Company expects to incur significant legal costs related to the Department of Justice action and shareholder class action lawsuits filed against the Company during April 1999 (See Legal Proceedings, Part II Item 1). The Company expects that based on its current business plan, its existing cash, cash equivalents and marketable securities will be sufficient to satisfy its current working capital needs. The effects of inflation and foreign currency translation risks are considered immaterial.

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

      The amount of remediation work required to address Year 2000 problems is not expected to be extensive. During 1997 and 1998 the Company was implementing a management information technology plan which included developing and acquiring new software as well as acquiring and replacing hardware. The cost of this management information technology plan was approximately $7 million. Since the Company has replaced a significant portion of its financial and operational systems in the last few years, management believes that the new equipment and software substantially addresses Year 2000 issues. However, the Company will be required to modify some of its existing hardware and software in order for its computer systems to function properly in the Year 2000 and thereafter. The Company estimates that it will complete its Year 2000 compliance program for all of its significant internal systems no later than the third quarter of fiscal year 1999.

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

Cautionary Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, changes in the Company's level of business with Columbia/HCA Healthcare Corporation, terminations or non-renewal of a material number of contracts or inability to obtain new contracts, changes in the government regulations relating to the Company's wound care operations or Procuren(R), uncertainties relating to health care reform initiatives, changes in the availability of third party reimbursements for the Company's product and services, and the other risks and uncertainties detailed throughout this report and from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company does not have operations subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolios. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The Company does not expect any material loss with respect to its investment portfolio or exposure to market risks associated with interest rates.

               Curative Health Services, Inc. and Subsidiaries


Part II.  Other Information

Item 1. Legal Proceedings

On April 7, 1999 the Company announced that it had received a document subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services, Region II (New York, NY). The subpoena directs the Company to produce a broad range of documents from January 1, 1993 to the present relating to various areas including, among others, the Wound Care Centers, wound care treatment programs and general business practices. The subpoena states that it has been delivered in connection with a "Health Care Investigation".

On April 12, 1999 the Company announced that a press release from the United States Department of Justice was released on Friday, April 9, 1999, alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals. The Company has obtained a copy of the complaint filed by a "whistlerblower" relator under the Federal civil False Claims Act. The case has been filed as United States ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc., and has been assigned civil case number 98-1260-civ-T-23F, in the Federal District Court for the Middle District of Florida, Tampa Division.

The "whistleblower's" complaint alleges that: the Company's charges were excessive; the Company shifted costs from non-allowable services to allowable services; included charges for advertising costs that were not allowable to the hospital claiming reimbursement from the Medicare program; and violated the "anti-kickback" statue because a portion of the Company's fee was based on the number of new patients seen in the wound care centers managed by the Company. The Company disagrees with these characterizations of its contractual arrangements, its services, and the fees it charges for those services.

The Company does not believe that it "refers, recommends or arranges" for a hospital's services in exchange for kickbacks. The Company also believes that its charges are fair market value for the services that it furnishes, as supported by the fact that more than 170 hospitals have entered into contracts with the Company for its services in managing wound care centers. The Company's charges cover not only direct costs for management services but also the Company's intellectual property, which includes a unique data base and clinical pathways that have proven effective in healing intractable wounds in more than 80 percent of the patients that have completed treatment. These are patients who otherwise would likely have had to have amputations or other invasive, expensive, and possibly disabling or disfiguring services. The Company has expended millions of dollars in developing and maintaining its clinical pathways, and also in training physicians and other clinicians in its clinical pathways.

The Company notes that the contracts challenged in the whistleblower's civil suit are contracts that its hospital customers have been required to furnish to Medicare auditors each year as part of annual cost report filings. In hundreds of instances, the Company's fees to its hospital customers have been allowed in full, sometimes after a detailed audit. The Company, itself, is neither a provider nor a supplier participating in the Medicare program and does not receive payments from the Medicare program.

The Company has a formal compliance program and management believes that the Company is in material compliance with applicable laws and ethical business practices. In the conduct of its business, the Company has relied on the advice and guidance of nationally recognized law firms in structuring its business relationships with its hospitals. In this pending litigation, the Company intends to defend itself vigorously.

Subsequent to the disclosure of the Justice Department action, the Company and, in some cases, certain of its officers were named in four shareholder lawsuits, namely:

      Ernest Hack versus Curative Health Services, Inc et al.

      Scott Thompson versus Curative Health Services, Inc et al.

      Tirdad V. Zarookian versus Curative Health Services, Inc et al.

      William Nolan versus Curative Health Services, Inc et al.


All suits were filed in the United States District Court for the Eastern District of New York. The lawsuits allege generally that the Company and its officers violated federal securities laws by disseminating materially false and misleading statements and failing to disclose material information relating to the contractual relationships with Columbia/HCA Healthcare Corporation and other hospitals. The suits seek to recover unspecified damages from the defendants. The Company denies the allegations and intends to vigorously defend the suits.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      27 Financial Data Schedule.

(b)   Forms 8-K

      Form 8-K dated February 18, 1999, reporting under Item 5 on management's quarterly telephone conference with analysts and investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 17, 1999

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