Form 10-Q
period 1999-06-30
CURATIVE HEALTH SERVICES INC
filed 1999-08-16
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10Q
                                -----------------

(Mark One)

     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----------Exchange Act of 1934


For the quarterly period ended June 30, 1999

                                             OR

             Transition report pursuant to Section 13 or 15 (d) of the -------------Securities Exchange Act of 1934


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

            Yes     X                                No  ______

As of August 1, 1999 there were 10,090,110 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                 Curative Health Services, Inc. and Subsidiaries

                                      INDEX


Part I            Financial Information                                 Page No.
--------------------------------------------------------------------------------
Item 1            Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three and Six Months ended June 30, 1999 and 1998            3

            Condensed Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998                          4

            Condensed Consolidated Statements of Cash Flows
                  Six Months ended June 30, 1999 and 1998                      5

            Notes to Condensed Consolidated Financial Statements               6

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    8

Item 3            Quantitative and Qualitative Disclosures About Market Risk  12



Part II           Other Information                                     Page No.
--------------------------------------------------------------------------------
Item 1            Legal Proceedings                                           13

Item 4            Submission of Matters to a Vote of Security Holders         13

Item 5            Exhibits and Reports on Form 8-K                            13

                  Signatures                                                  14

Part I.  Financial Information
------------------------------
Item 1.  Condensed Consolidated Financial Statements

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                             1999     1998      1999      1998
                                           -------------------------------------

Revenues                                    $25,620  $26,036   $50,863   $50,549

Costs and operating expenses:

    Cost of sales and services               15,489   14,077    29,563    27,322
    Selling, general and administrative       6,788    5,915    12,502    11,586
                                              -----    -----    ------    ------

    Total costs and operating expenses       22,277   19,992    42,065    38,908
                                             ------   ------    ------    ------

Income from operations                        3,343    6,044     8,798    11,641

Interest income                                 390      665     1,035     1,264
                                                ---      ---     -----     -----

Income before taxes                           3,733    6,709     9,833    12,905

Income taxes                                  1,414    2,513     3,702     4,832
                                              -----    -----     -----     -----

Net income                                   $2,319   $4,196    $6,131    $8,073
                                             ======   ======    ======    ======

Net income per common share, basic             $.23     $.33      $.56      $.64
                                               ====     ====      ====      ====

Net income per common share, diluted           $.23     $.32      $.55      $.61
                                               ====     ====      ====      ====

Weighted average common shares, basic        10,089   12,713    10,979    12,658
                                             ======   ======    ======    ======

Weighted average common shares, diluted      10,130   13,078    11,220    13,128
                                             ======   ======    ======    ======


                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                               June 30, 1999   December 31, 1998
                                                  (Unaudited)
ASSETS

Cash and cash equivalents                           $ 10,228            $ 24,222
Marketable securities held-to-maturity                28,651              45,830
Accounts receivable, net                              19,682              19,871
Deferred tax assets                                    1,042               1,042
Prepaids and other current assets                      1,309               1,179
                                                      ------              ------

            Total current assets                      60,912              92,144

Property and equipment, net                           13,128              13,366
Other assets                                           4,456               3,611
                                                      ------              ------

            Total assets                            $ 78,496            $109,121
                                                     =======            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $ 9,596            $ 13,497
Accrued liabilities                                    1,660               2,221
Current portion capital lease obligations                  -                   7
                                                     -------            --------

            Total current liabilities                 11,256              15,725


Stockholders' equity

        Common stock                                     100                 127
        Additional paid in capital                    46,740              79,000
        Retained earnings                             20,400              14,269
                                                     -------             -------

            Total stockholders' equity                67,240              93,396
                                                     -------             -------


Total liabilities and stockholder's equity          $ 78,496            $109,121
                                                    ========            ========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                            1999            1998
                                                            ----            ----
OPERATING ACTIVITIES:

Net income                                              $  6,131        $ 8,073
Adjustments to reconcile net income to net cash provided by operating activities:

      Equity in operations of investee                       178              -
      Depreciation and amortization                        2,052          1,491
      Changes in operating assets and liabilities         (4,451)            26
                                                           -----          -----

NET CASH PROVIDED BY OPERATING ACTIVITIES                  3,910          9,590

INVESTING ACTIVITIES:
Investment in Accordant Health Services, Inc.             (1,000)        (2,000)
Purchase of property and equipment                        (1,788)        (4,595)
Sales (Purchases) of marketable securities                17,178        (15,747)
                                                          ------         ------

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES        14,390        (22,342)

FINANCING ACTIVITIES:

Stock repurchases                                        (32,320)             -
Proceeds from exercise of stock options                       33          1,632
Principal payments on loans and capital lease obligations     (7)           (19)
                                                          ------         ------

NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES       (32,294)         1,613

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (13,994)       (11,139)

Cash and cash equivalents at beginning of period          24,222         39,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 10,228       $ 28,607
                                                          ======         ======

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                           $      0       $      3
                                                               =              =
                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.


Note 2.  Net Income per Common Share

   Net income per common share, basic is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of basic and diluted earnings per share:


                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,

                                                 1999     1998     1999    1998
                                                 ----     ----     ----    ----
            Weighted average shares, basic     10,089   12,713   10,979  12,658

            Effect of diluted stock options        41      365      241     470
                                                  ---      ---      ---     ---
            Weighted average shares, diluted   10,130   13,078   11,220  13,128
                                               ======   ======   ======  ======



Note 3. Legal Proceedings

   On April 7, 1999 the Company announced that it had received a document subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services, Region II (New York, NY). The subpoena directs the Company to produce a broad range of documents from January 1, 1993 to the present relating to various areas including, among others, the Wound Care Centers, wound care treatment programs and general business practices. The subpoena states that it has been delivered in connection with a "Health Care Investigation". The Company is complying with the subpoena and is furnishing the requested documents.

   On April 12, 1999 the Company announced that a press release from the United States Department of Justice was released on Friday, April 9, 1999, alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals. The Company has obtained a copy of the complaint filed by a "whistleblower" relator under the Federal civil False Claims Act. The case has been filed as United States ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc., and has been assigned civil case number 98-1260-civ-T-23F, in the Federal District Court for the Middle District of Florida, Tampa Division. The Company originally anticipated that the Department of Justice would file an amended complaint by August 6, 1999. Recently, the Department of Justice contacted the Company, through its outside legal counsel, seeking an extension beyond August 6, 1999. The Company has agreed to an extension and anticipates receiving an amended complaint within the next few months.

   The "whistleblower's" complaint alleges that: the Company's charges were excessive; the Company shifted costs from non-allowable services to allowable services; included charges for advertising costs that were not allowable to the hospital claiming reimbursement from the Medicare program; and violated the "anti-kickback" statute because a portion of the Company's fee was based on the number of new patients seen in the Wound Care Centers managed by the Company. The Company disagrees with these characterizations of its contractual arrangements, its services, and the fees it charges for those services.

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

   The Company notes that the contracts challenged in the "whistleblower's" civil suit are contracts that its hospital customers have generally been required to furnish to Medicare auditors as part of annual cost report filings. In hundreds of instances, the Company's fees to its hospital customers have been allowed in full, sometimes after a detailed audit. The Company, itself, is neither a provider nor a supplier participating in the Medicare program and does not receive payments from the Medicare program.

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

   Subsequent to the disclosure of the Justice Department action, the Company and, in some cases, certain of its officers and directors were named in four shareholder lawsuits filed in the United States District Court for the Eastern District of New York. The lawsuits allege generally that the Company and its officers violated federal securities laws by disseminating materially false and misleading statements and failing to disclose material information relating to the contractual relationships with Columbia/HCA Healthcare Corporation and other hospitals, and certain purported misrepresentations in connection therewith. The suits seek to recover unspecified damages from defendants. The Company denies the allegations and intends to vigorously defend the suits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the second quarter of fiscal year 1999 decreased 1.6 percent to $25,620,000 compared to $26,036,000 for the second quarter of the prior fiscal year. During the second quarter of 1999 the Company opened 10 new Wound Care Centers and had contract terminations at 10 existing Wound Care Centers. The 10 contract terminations included 6 Columbia/HCA Healthcare Corporation Wound Care Centers. Additionally, one contract terminated prior to opening. The Company signed contracts for 3 new Wound Care Centers and ended the second quarter 1999 with 5 Wound Care Centers contracted to open. The Company operated 160 hospital based Wound Care Centers at the end of the second quarter 1999 compared to 144 at the end of the second quarter 1998. The revenue decrease for the second quarter 1999 is attributable to the renegotiation of several existing contracts which resulted in reduced revenues to the Company, including 24 with Columbia/HCA Healthcare Corporation, contract terminations, and a reduction in Procuren revenues as the result of a decline in Procuren patients. At any time during the year, 10 percent to 15 percent of the Company's contracts are being re-negotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payors. Program terminations by client hospitals have been effected for such reasons as financial restructuring, layoffs, bankruptcies or even hospital closings. The termination or non-renewal of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the recent legal action against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development has been slower than normal given the legal uncertainties facing the Company. Any inability of the Company to develop new Wound Care Centers could further the revenue decline. The Company has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. Total new patients increased 4 percent from 14,996 in the second quarter of 1998 to 15,576 for the same period in 1999. The total number of new patients receiving Procuren(R) therapy decreased from 2,170 in the second quarter of 1998 to 1,636 in the second quarter of 1999. The percentage of patients receiving Procuren(R) therapy decreased during the second quarter of 1999 to 10.5 percent from 14.5 percent for the same period in 1998. For the first six months of 1999 revenues totalled $50,863,000 compared to $50,549,000 for the same period in 1998 representing flat year over year growth. The lack of growth in revenues for the six months ended June 30, 1999 is attributable to the renegotiations of contracts, contract terminations and a reduction in Procuren revenues as the result of a decline in Procuren patients. During the six months ended June 30, 1999 the Company opened 20 new Wound Care Centers and had contract terminations at 14 existing Wound Care Centers. The 14 contract terminations included 8 Columbia/HCA Wound Care Centers. Additionally one contract terminated prior to opening. The Company signed contracts for 8 new Wound Care Centers for the six months ended June 30, 1999. Total new patients to the wound care facilities for the first six months of 1999, were 30,481 compared to 28,515 for the same period in 1998, an increase of 6.9 percent. The total number of new patients receiving Procuren therapy decreased 22 percent to 3,306 in the first six months of 1999 from 4,251 in the first six months of 1998. The Company believes that this decrease is attributable to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), a lack of available reimbursement for Medicare patients, the inability of hospitals to assume collection risks due to financial constraints and increased competition from other wound healing products. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the second quarter increased from $14,077,000 in 1998 to $15,489,000 in 1999, an increase of 10 percent and for the first six months of 1999 totalled $29,563,000 compared to $27,322,000 for the same period in 1998. For the second quarter 1999 the increase is attributable to additional staffing and operating expenses of approximately $1,116,000 associated with the operation of 16 additional Wound Care Centers at the end of the quarter, offset by $843,000 associated with closed centers. Additionally, these 16 Wound Care Centers include 15 under-arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. As compared with the second quarter of 1998, the higher services components at these centers along with existing under arrangement centers accounted for $1,007,000 of the increase in product costs and services for the first quarter of 1999. As a percentage of revenues, costs of product sales and services for the second quarter of 1999 was 60 percent compared to 54 percent for the same period in 1998. The six percent increase is attributed to the lower revenue and negative same store sales growth which decreased margins and created an inability to leverage expenses over a broader revenue base. For the first six months of 1999, cost of product sales and services increased 8 percent. The increase is attributable to additional staffing and operating expenses of approximately $2,253,000 associated with the operation of 16 additional Wound Care Centers at the end of the second quarter 1999, offset by $1,684,000 associated with closed centers. Additionally, these 16 Wound Care Centers include 15 under arrangement Wound Care Centers at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. As compared with the first six months of 1998, the higher services components at these centers along with existing under arrangement centers accounted for $1,881,000 of the increase in product costs and services for the first six months of 1999.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter increased from $5,915,000 in 1998 to $6,788,000 in 1999, an increase of 15 percent and for the first six months of 1999 increased 8 percent to $12,502,000 compared to $11,586,000 for the same period in 1998. The increases for both the second quarter and six months are attributable to legal and other costs of approximately $750,000 related to the Department of Justice action, the Office of Inspector General's document subpoena and shareholder class action lawsuits. The Company expects to continue to incur significant legal and other related costs until the aforementioned actions are resolved. As a percentage of revenues, selling, general and administrative expenses were 26 percent in the second quarter of 1999 compared to 23 percent in the second quarter of 1998 and for the six months were 25 percent compared to 23 percent for the same period in 1998.

Net Income. Net income was $2,319,000 or $0.23 per share in the second quarter of 1999 compared to $4,196,000 or $0.32 per share in the second quarter of 1998, and for the first six months of 1999 net income was $.55 per share compared to $.61 per share for the same period in 1998. The decrease in earnings for the second quarter and first six months of 1999 is attributable to a reduced revenue base which impacted wound care center margins and the additional unanticipated legal and other costs.

Liquidity and Capital Resources.

Working capital was $49.7 million at June 30, 1999 compared to $76.4 million at December 31, 1998. Total cash, cash equivalents and marketable securities held-to-maturity as of June 30, 1999 was $39 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The Company's cash and cash equivalents declined from $70 million at December 31, 1998 to $39 million at June 30, 1999. The decline is primarily attributable to the use of $32 million for the repurchase of 2.7 million shares of the Company's common stock during the first quarter of 1999. The ratio of current assets to current liabilities was 5.9:1 at December 31, 1998 and 5.4:1 at June 30, 1999. The Company's decrease in working capital and current ratio is primarily attributable to the stock repurchase.

Cash flows provided by operations for the first six months of 1999 totaled $3,910,000 primarily attributable to the net income for the period. Cash flows provided by investing activities totaled $14,390,000 primarily attributable to sales of marketable securities to fund the stock repurchase. Cash flows used in financing activities totaled $32,294,000 primarily attributable to the repurchase of shares.

For the first six months of 1999, the Company experienced a $189,000 net decrease in accounts receivable and an increase in the average number of days receivables outstanding to 68 days as of June 30, 1999 compared to 66 as of December 31, 1998, due to financial and cash flow constraints being experienced at some hospitals. Further, the Company's accounts payable and accrued expenses decreased $4,462,000 as of June 30, 1999 compared to December 31, 1998.

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

The Company has formed a project team (consisting of representatives from its information technology, finance, manufacturing, sales, marketing and legal departments) to address other internal and external Year 2000 issues. The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). The Company's Year 2000 compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. For its significant IT and non IT systems the Company is currently in the remediation phase of this program.

The amount of remediation work required to address Year 2000 problems is not expected to be extensive. During 1997 and 1998 the Company was implementing a management information technology plan which included developing and acquiring new software as well as acquiring and replacing hardware. The cost of this management information technology plan was approximately $7 million. Since the Company has replaced a significant portion of its financial and operational systems in the last few years, management believes that the new equipment and software substantially addresses Year 2000 issues. However, the Company will be required to modify some of its existing hardware and software in order for its computer systems to function properly in the Year 2000 and thereafter. The Company estimates that it will complete its Year 2000 compliance program for all of its significant internal systems no later than the end of the third quarter of fiscal year 1999.

In addition, the Company is requesting assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the year 2000. The Company has made inquiry and continues to follow up with its hospital customers to assess Year 2000 compliance. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

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

The Company has completed a review of its material computer applications and believes it has identified and scheduled necessary corrections for its computer applications. Corrections are currently being made and are expected to be substantially implemented by the end of the third quarter of the fiscal year 1999. The Company expects that the total cost associated with these revisions will not be material. These costs will be primarily incurred during the fiscal year 1999 and be charged to expense as incurred. The Company believes that by completing its planned corrections to its computer applications, the Year 2000 issue with respect to the Company's systems can be mitigated. However, if such corrections cannot be completed on a timely basis, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

Cautionary Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, changes in the Company's level of business with Columbia/HCA Healthcare Corporation, terminations or non-renewal of a material number of contracts or inability to obtain new contracts, changes in the government regulations relating to the Company's wound care operations or Procuren(R), uncertainties relating to health care reform initiatives, changes in the availability of third party reimbursements for the Company's product and services, uncertainties relating to the U. S. Department of Justice action and related shareholder class action lawsuits filed in April 1999 and the other risks and uncertainties detailed throughout this report and from time to time in the Company's filings with the Securities and Exchange Commission.

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

                 Curative Health Services, Inc. and Subsidiaries


Part II.  Other Information
---------------------------
Item 1. Legal Proceedings

     In Item 1 of Part II of its Form 10-Q for the quarter ended March 31, 1999, the Company announced that a press release from the United States Department of Justice was released alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals and the filing of a complaint against the Company entitled United States ex rel. Joseph "Mickey" Parslow v.Columbia/HCA Healthcare Corporation and Curative Health Services, Inc. The Company originally anticipated that the Department of Justice would file an amended complaint by August 6, 1999. Recently, the Department of Justice contacted the Company, through its outside legal counsel,seeking an extension beyond August 6, 1999. The Company has agreed to an extension and anticipates receiving an amended complaint within the next few months.

     Subsequent to the disclosure of the Justice Department action, the Company and, in some cases, certain officers and directors were named in four class action shareholder lawsuits alleging violation of the Company's disclosure obligations based on the failure to disclose certain "facts" underlying the allegations in the Parslow complaint, and certain purported misrepresentations in connection therewith. The four lawsuits will be consolidated into one complaint. There have been no further material developments on these matters. For further information, see the Company's Form 10-Q for the quarter ended March 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its 1999 annual meeting of stockholders on May 26, 1999. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the Annual Meeting in person or by proxy the holders of 9,053,163 votes. At the meeting the stockholders elected all seven members of the Company's Board of Directors to serve for an additional term of one year.

Elected member of Board of Directors: (Shares voted affirmative in parenthesis)

    Gerardo Canet   (8,956,516)          Gerard Moufflet      (8,598,029)

    Lawrence Hoff   (8,957,729)          Lawrence J. Stuesser (8,957,729)

    Timothy Maudlin (8,958,229)          John Vakoutis        (8,957,976)

                                         Daniel Gregorie      (8,957,529)



Item 5.  Exhibits and Reports on Form 8-K

(a)   Exhibit 27 Financial Data Schedule
(b)   Reports on Form 8-K filed during the quarter ended June 30, 1999

        (i) Form 8-K

            Form 8-K dated April 29, 1999, reporting under Item 5 that the Company and certain of its officers have been named in class actions lawsuits alleging securities fraud claims under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 16, 1999

                               Curative Health Services, Inc.
                               (Registrant)



                               /s/  John Vakoutis
                               ------------------------------------------------
                                    John Vakoutis
                                    President and Chief Executive Officer




                              /s/   John C. Prior
                              -------------------------------------------------
                                    John C. Prior
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)