Form 10-Q
period 1999-09-30
CURATIVE HEALTH SERVICES INC
filed 1999-11-15
CIK 874212

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                     -----------------
                                          FORM 10Q
                                     -----------------
(Mark One)

     X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
------------Exchange Act of 1934


For the quarterly period ended September 30, 1999

                                             OR

            Transition report pursuant to Section 13 or 15 (d) of the Securities ------------Exchange Act of 1934


Commission File Number:  000-19370


                               Curative Health Services, Inc.

                   (Exact name of registrant as specified in its charter)

                 MINNESOTA                                41-1503914
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)


                                     150 Motor Parkway
                                  Hauppauge, NY 11788-5108
                          (Address of principal executive offices)
                              Telephone Number (631) 232-7000
                           -------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes     X                                No  ______

As of November 1, 1999 there were 10,090,110 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       Curative Health Services, Inc. and Subsidiary

                                           INDEX


Part I            Financial Information                                 Page No.

Item 1            Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three and Nine Months ended September 30, 1999 and 1998      3

            Condensed Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998                     4

            Condensed Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 1999 and 1998                5

            Notes to Condensed Consolidated Financial Statements               6

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    8

Item 3            Quantitative and Qualitative Disclosures About Market Risk  12



Part II           Other Information                                     Page No.

Item 1            Legal Proceedings                                           14

Item 6            Exhibits and Reports on Form 8-K                            14

                  Signatures                                                  15

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                  Curative Health Services, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended   Nine Months Ended
                                                       --------------------------------------
                                                         September 30,        September 30,
                                                         ----------------------------------
                                                          1999     1998      1999      1998
                                                          ---------------------------------

Revenues                                                 $25,979  $26,722   $76,842   $77,271

Costs and operating expenses:

          Cost of sales and services                      15,717   14,409    45,280    41,731
          Selling, general and administrative              7,150    5,944    19,652    17,530
                                                           -----    -----    ------    ------


               Total costs and operating expenses         22,867   20,353    64,932    59,261
                                                          ------   ------    ------    ------


Income from operations                                     3,112    6,369    11,910    18,010

Interest income                                              469      687     1,504     1,951
                                                             ---      ---     -----     -----

Income before taxes                                        3,581    7,056    13,414    19,961

Income taxes                                               1,380    2,664     5,082     7,496
                                                           -----    -----     -----     -----

Net income                                                $2,201   $4,392    $8,332   $12,465
                                                          ======   ======    ======   =======

Net income per common share, basic                          $.22     $.34      $.78      $.98
                                                            ====     ====      ====      ====

Net income per common share, diluted                        $.22     $.34      $.77      $.95
                                                            ====     ====      ====      ====

Weighted average common shares, basic                     10,090   12,741    10,679    12,686
                                                          ======   ======    ======    ======

Weighted average common shares, diluted                   10,121   13,041    10,847    13,080
                                                          ======   ======    ======    ======

                  Curative Health Services, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                           September 30, 1999  December 31, 1998
                                                   (Unaudited)
                                           -------------------------------------
ASSETS

Cash and cash equivalents                              $12,933           $24,222
Marketable securities held-to-maturity                  30,675            45,830
Accounts receivable, net                                21,488            19,871
Deferred tax assets                                      1,042             1,042
Prepaids and other current assets                        1,312             1,179
                                                         -----             -----
            Total current assets                        67,450            92,144

Property and equipment, net                             12,523            13,366
Other assets                                             4,236             3,611
                                                         -----             -----

            Total assets                               $84,209          $109,121
                                                       =======          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                       $12,700           $13,497
Accrued liabilities                                      2,068             2,221
Current portion capital lease obligations                    -                 7
                                                       -------           -------
             Total current liabilities                  14,768            15,725

Stockholders' equity

           Common stock                                    100               127
           Additional paid in capital                   46,739            79,000
           Retained earnings                            22,602            14,269
                                                        ------            ------

             Total stockholders' equity                 69,441            93,396
                                                        ------            ------


Total liabilities and stockholder's equity             $84,209          $109,121
                                                       =======          ========

                  Curative Health Services, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                       1999           1998
                                                                       ----           ----
OPERATING ACTIVITIES:
Net income                                                          $  8,332       $ 12,465
Adjustments to reconcile net income to net
      cash provided by operating activities:

      Equity in operations of investee                                   408              -
      Depreciation and amortization                                    2,983          2,194
      Changes in operating assets and liabilities                     (2,772)        (2,560)
                                                                      -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              8,951         12,099

INVESTING ACTIVITIES:

Investment in Accordant Health Services, Inc.                         (1,000)        (2,000)
Purchase of property and equipment                                    (2,101)        (5,888)
Sales (Purchases) of marketable securities                            15,155        (31,095)
                                                                      ------        --------
NET CASH PROVIDED BY(USED IN)  INVESTING ACTIVITIES                   12,054        (38,983)

FINANCING ACTIVITIES:

Stock repurchases                                                    (32,320)             -
Proceeds from exercise of stock options                                   33          1,863
Principal payments on loans and capital lease obligations                 (7)           (30)
                                                                     --------         ------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES                   (32,294)         1,833

DECREASE  IN CASH AND CASH EQUIVALENTS                               (11,289)       (25,051)
Cash and cash equivalents at beginning of period                      24,222         39,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 12,933       $ 14,695
                                                                    ========       ========

SUPPLEMENTARY CASH FLOW INFORMATION:

 Interest paid                                                      $      0       $      3
                                                                           =              =

                  Curative Health Services, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.


Note 2.  Net Income per Common Share

   Net income per common share, basic is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of basic and diluted earnings per share (in thousands):


                                        Three Month Ended      Nine Months Ended
                                          September 30,          September 30,
                                            1999     1998          1999    1998
                                        ----------------------------------------
        Weighted average shares, basic    10,090   12,741        10,679  12,686

        Effect of diluted stock options       31      300           168     394
                                              --      ---           ---     ---

        Weighted average shares, diluted  10,121   13,041        10,847  13,080
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

   On April 12, 1999 the Company announced that a press release from the United States Department of Justice was released on Friday, April 9, 1999, alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals. The Company has obtained a copy of the complaint filed by a "whistleblower" relator under the Federal civil False Claims Act. The case has been filed as United States ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc., and has been assigned civil case number 98-1260-civ-T-23F, in the Federal District Court for the Middle District of Florida, Tampa Division. An amended complaint, originally anticipated to be filed by August 6, 1999, was extended until October 22, 1999. The Department of Justice contacted the Company, through its outside legal counsel, seeking an additional four month extension. The Company has agreed to an extension and anticipates receiving the amended complaint on or before February 18, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. The Company's revenues for the third quarter of fiscal year 1999 decreased 2.8 percent to $25,979,000 compared to $26,722,000 for the third quarter of the prior fiscal year. During the third quarter of 1999 the Company opened 2 new Wound Care Centers , closed 2 and signed 5 new contracts. The Company ended the third quarter 1999 with 8 Wound Care Centers contracted to open. The Company operated 160 hospital based Wound Care Centers at the end of the third quarter 1999 compared to 152 at the end of the third quarter 1998. The revenue decrease for the third quarter 1999 is attributable to the renegotiation of several existing contracts which resulted in reduced revenues to the Company, including 24 with Columbia/HCA Healthcare Corporation, contract terminations, and a reduction in Procuren revenues as the result of a decline in Procuren patients. At any time during the year, 10 percent to 20 percent of the Company's contracts are being re-negotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payors. Program terminations by client hospitals have been effected for such reasons as financial restructuring, layoffs, bankruptcies or even hospital closings. The termination or non-renewal of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the recent legal action against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development has been slower than normal given the legal uncertainties facing the Company. Any inability of the Company to develop new Wound Care Centers could further the revenue decline. The Company has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. Total new patients increased 4 percent from 15,551 in the third quarter of 1998 to 16,225 for the same period in 1999. The total number of new patients receiving Procuren(R) therapy decreased from 2,047 in the third quarter of 1998 to 1,359 in the third quarter of 1999. The percentage of patients receiving Procuren(R) therapy decreased during the third quarter of 1999 to 8 percent from 13 percent for the same period in 1998. For the first nine months of 1999 revenues totalled $76,842,000 compared to $77,271,000 for the same period in 1998 representing flat year over year growth. The lack of growth in revenues for the nine months ended September 30, 1999 is attributable to the renegotiations of contracts, contract terminations and a reduction in Procuren revenues as the result of a decline in Procuren patients. During the nine months ended September 30, 1999 the Company opened 22 new Wound Care Centers and had contract terminations at 16 existing Wound Care Centers. The 16 contract terminations included 8 Columbia/HCA Wound Care Centers. Additionally, one contract terminated prior to opening. The Company signed contracts for 13 new Wound Care Centers for the nine months ended September 30, 1999. Total new patients to the wound care facilities for the first nine months of 1999, were 46,706 compared to 44,066 for the same period in 1998, an increase of 6 percent. The total number of new patients receiving Procuren therapy decreased 26 percent to 4,665 in the first nine months of 1999 from 6,298 in the first nine months of 1998. The Company believes that this decrease is attributable to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), a lack of available reimbursement for Medicare patients, the inability of hospitals to assume collection risks due to financial constraints and increased competition from other wound healing products. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the third quarter increased from $14,409,000 in 1998 to $15,717,000 in 1999, an increase of 9 percent and for the first nine months of 1999 totalled $45,280,000 compared to $41,731,000 for the same period in 1998. For the third quarter 1999 the increase is attributable to additional clinical staffing and operating expenses of approximately $792,000 associated with the operation of 10 additional under arrangement Wound Care Centers at the end of the quarter of 1999 as compared with the same period in 1998, and an increase of $367,000 of clinical and staffing expenses at existing under arrangement centers. As a percentage of revenues, costs of product sales and services for the third quarter of 1999 was 60 percent compared to 54 percent for the same period in 1998. The six percent increase is attributed to the lower revenue and negative same store sales growth which decreased margins and created an inability to leverage expenses over a broader revenue base. For the first nine months of 1999, cost of product sales and services increased 8 percent. The increase is attributable to additional staffing and operating expenses of approximately $2,958,000 associated with the operation of 32 additional Wound Care Centers at the end of the third quarter 1999, offset by $2,522,000 associated with 24 closed centers. Further, the operating Wound Care Centers include 10 additional under arrangement Wound Care Centers at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. As compared with the first nine months of 1998, the higher services components at these centers along with existing under arrangement centers accounted for $3,302,000 of the increase in product costs and services for the first nine months of 1999.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter increased from $5,944,000 in 1998 to $7,150,000 in 1999, an increase of 20 percent and for the first nine months of 1999 increased 12 percent to $19,652,000 compared to $17,530,000 for the same period in 1998. The increases for both the third quarter and nine months are primarily attributable to legal and other costs of approximately $750,000 and $1,500,000, respectfully, related to the Department of Justice action, the Office of Inspector General's document subpoena and shareholder class action lawsuits. The Company expects to continue to incur significant legal and other related costs until the aforementioned actions are resolved. As a percentage of revenues, selling, general and administrative expenses were 28 percent in the third quarter of 1999 compared to 22 percent in the third quarter of 1998 and for the nine months were 26 percent compared to 23 percent for the same period in 1998.

Net Income. Net income was $2,201,000 or $0.22 per diluted share in the third quarter of 1999 compared to $4,392,000 or $0.34 per diluted share in the third quarter of 1998, and for the first nine months of 1999 net income was $.77 per diluted share compared to $.95 per diluted share for the same period in 1998. The decrease in earnings for the third quarter and first nine months of 1999 is attributable to a reduced revenue base which impacted wound care center margins and the additional unanticipated legal and other costs.

Liquidity and Capital Resources.

Working capital was $52.7 million at September 30, 1999 compared to $76.4 million at December 31, 1998. Total cash, cash equivalents and marketable securities held-to-maturity as of September 30, 1999 was $43.6 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The Company's cash and cash equivalents declined from $70 million at December 31, 1998 to $43.6 million at September 30, 1999. The decline is primarily attributable to the use of $32 million for the repurchase of 2.7 million shares of the Company's common stock during the first quarter of 1999. The ratio of current assets to current liabilities was 5.9:1 at December 31, 1998 and 4.6:1 at September 30, 1999. The Company's decrease in working capital and current ratio is primarily attributable to the stock repurchase.

Cash flows provided by operations for the first nine months of 1999 totaled $8,951,000 which was primarily attributable to the net income for the period. Cash flows provided by investing activities totaled $12,054,000 which was primarily attributable to sales of marketable securities to fund the stock repurchase. Cash flows used in financing activities totaled $32,294,000 which was primarily attributable to the repurchase of shares.

For the first nine months of 1999, the Company experienced a $1,617,000 net increase in accounts receivable and an increase in the average number of days receivables outstanding to 74 days as of September 30, 1999 compared to 66 as of December 31, 1998, due to financial and cash flow constraints being experienced at some hospitals. Further, the Company's accounts payable and accrued expenses decreased $950,000 as of September 30, 1999 compared to December 31, 1998.

The Company's longer term cash requirements include working capital for the expansion of its wound care business. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's upgrade of management information systems, and the repurchase of Company stock. Additionally the Company expects to incur significant legal costs related to the Department of Justice action and shareholder class action lawsuits filed against the Company during April 1999 (See Legal Proceedings, Part II Item 1). The Company expects that based on its current business plan, its existing cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs for the foreseeable future. The effects of inflation and foreign currency translation risks are considered immaterial.

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

The Company has formed a project team (consisting of representatives from its information technology, finance, manufacturing, sales, marketing and legal departments) to address other internal and external Year 2000 issues. The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). The Company's Year 2000 compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. For its significant IT and non IT systems the Company has completed the remediation phase of this program.

During 1997 and 1998 the Company was implementing a management information technology plan which included developing and acquiring new software as well as acquiring and replacing hardware. The cost of this management information technology plan was approximately $7 million. Since the Company has replaced a significant portion of its financial and operational systems in the last few years, management believes that the new equipment and software substantially addresses Year 2000 issues. The Company has modified some of its existing hardware and software in order for its computer systems to function properly in the Year 2000 and thereafter. The Company estimates that it will complete the validation phase of its Year 2000 compliance program for all of its significant internal systems during the fourth quarter of fiscal year 1999.

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

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in internal manufacturing processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company has not identified issues requiring the development of a contingency plan to provide for continuity of processing in such event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition. Because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

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

                  Curative Health Services, Inc. and Subsidiary


Part II.  Other Information

Item 1. Legal Proceedings

      In Item 1 of Part II of its Form 10-Q for the quarter ended March 31, 1999, the Company announced that a press release from the United States
Department of Justice was released alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals and the filing of a complaint against the Company entitled United States ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc. An amended complaint, originally anticipated to be filed by August 6, 1999, was extended until October 22, 1999. The Department of Justice contacted the
Company, through its outside legal counsel, seeking an additional four month extension. The Company has agreed to an extension and anticipates receiving the amended complaint on or before February 18, 2000. For further information, see the Company's Form 10-Q for the quarter ended March 31, and June 30, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit 27.  Financial Data Schedule

(b)   Reports on Form 8-K filed during the quarter ended September 30, 1999

           (i)  There were no reports on form 8-K filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 15, 1999

                                Curative Health Services, Inc.
                               (Registrant)




                                /s/  John Vakoutis
                                ------------------------------------------------
                                John Vakoutis
                                President and Chief Executive Officer




                                /s/  John C. Prior
                                ------------------------------------------------
                                John C. Prior
                                Chief Financial Officer
                               (Principal Financial and Accounting Officer)