Form 10-K
period 1999-12-31
CURATIVE HEALTH SERVICES INC
filed 2000-03-30
CIK 874212

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              _________________

                                  FORM 10-K
                              _________________

(Mark One)

    X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                 For the fiscal year ended December 31, 1999

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


      Registrant's telephone number, including area code: (631) 232-7000

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

    As of March 15, 2000, 9,794,010 shares of Common Stock of Curative Health Services, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on such date) was approximately $63 million.

                     DOCUMENTS INCORPORATED BY REFERENCE
    Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which the Registrant intends to file not later than 120 days following December 31, 1999, are incorporated by reference to Part III of this Form 10-K Report.

                                     PART I

Item 1   Business

General

         Curative Health Services, Inc. is a leading disease management company in the chronic wound care market. Currently, the Company manages, on behalf of hospital clients, a nationwide network of Wound Care Centers(R) that offers a comprehensive range of services which enable the Company to provide customized wound care. The Company's Wound Management Program consists of diagnostic and therapeutic treatment regimens which are designed to meet each patient's specific wound care needs on a cost effective basis. The Company's treatment regimens are based on critical pathways designed for wound healing. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 285,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy. The Company's Wound Care Center(R) network consists of 158 outpatient clinics located on or near campuses of acute care hospitals in 34 states. The Company is developing new service models for other health care delivery settings including inpatient acute care and long term care facilities. Additionally, the Company operates four freestanding Wound Care Centers(R).

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

         According to Chronic Wound Care: U.S. Markets for Wound Management Products (Medical Data International, 1997), it is estimated that at least six million people suffer from chronic wounds in the United States. Of the six million people with chronic wounds, an estimated three million have pressure sores, over two million have diabetic ulcers, and over one million suffer from venous stasis ulcers. Diabetic ulcers are responsible for 60,000 limb amputations each year, accounting for more than half of all such procedures not related to trauma. Venous stasis disease and pressure sores often afflict the elderly, who constitute the most rapidly growing segment of the U.S. population and account for a disproportionately large share of total U.S. health care expenditures. It is estimated that the wound care segment of the U.S. health care industry generated $5 billion in expenditures in 1997. It is also anticipated that the wound care market will continue to grow due to the aging population and the increasing incidence of health disorders, such as diabetes, which may lead to chronic wounds.

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

The Curative Approach to Chronic Wound Care

         The Company's Wound Management Program is a comprehensive array of diagnostic and therapeutic treatment regimens with all the components of care necessary to treat chronic wounds. The Company's Wound Management Program is administered primarily through the Company's nationwide network of Wound Care Centers. The Company believes the Wound Management Program provides a better approach to chronic wound management than the traditional approach, which the Company believes lacks comprehensive wound programs, effective technology, positive outcomes and cost efficiency. Each Wound Management Program offers its patients an inter-disciplinary team of health care professionals, including a medical director, surgeon, nurse, case manager, nutritionist and endocrinologist.

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

         To measure the effectiveness of the Company's Wound Management Program, the Company has developed a functional assessment scoring system to measure the healing of a wound. Under this system, a chronic wound is considered healed when
(i) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals), (ii) maturing skin is present in the wound, (iii) there is minimal drainage from the wound, (iv) the wound requires only a protective dressing and (v) the limb involved is functional. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 285,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy.

         A unique aspect of the Company's Wound Management Program is the use of Procuren(R), the Company's wound healing agent which is used to treat approximately 9% of patients. Procuren(R) is a naturally occurring complex mixture of several growth factors. Growth factors have been shown to promote the growth of skin, soft tissue and blood vessels. Procuren(R) is produced by stimulating the release of growth factors from platelets contained in the patient's own blood. Blood is taken from the patient at the treatment center and then sent to a Company-operated blood processing facility located in the same state where the patient's blood was drawn. To produce Procuren, the Company separates the platelets from the remainder of the blood sample. Thrombin, a substance in the body that is active in the wound healing process, is added to the platelets, causing the platelets to release growth factors. The platelet shells are discarded and the growth factors are diluted and placed in a buffered solution which is frozen until used. When required as part of the patient's wound care treatment program, Procuren is applied topically to the wound area by soaking a gauze dressing in the Procuren solution and covering the wound area with the gauze. Procuren, as part of a comprehensive treatment algorithm, has been used to treat over 55,000 patients to date. The Company believes that Procuren stimulates a normal wound healing response in patients with chronic wounds in much the same way as the body naturally initiates healing.

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

         Continue  to Develop the  Company's  Nationwide  Network of  Outpatient
Wound Care  Centers.  The Company  intends to continue to  establish  additional outpatient Wound Care Centers on or near the campuses of acute care hospitals. Despite the Company's rapid growth from 32 outpatient centers in 1991 to 158 outpatient centers as of the end of 1999, the Company believes the opportunity for further growth remains substantial. The Company has identified over 300 additional markets in the United States which the Company believes have the population necessary to support a dedicated wound care program. The Company believes hospitals are continually seeking low cost, high quality solutions to wound management such as those provided by the Company. In addition, the Company believes it enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients. As a result, the Company believes there is a significant opportunity for the Company to continue to expand its Wound Care Center operations through affiliation with acute care hospitals. Additionally in response to the needs of acute care hospitals in smaller rural markets the Company developed a wound care program which effectively unbundles the Company's value added services. Through this program, hospitals in smaller markets can purchase components of the Wound Management Program through a licensing agreement which enables these hospitals to manage wound care patients. As of December 31, 1999, the Company has established three of the rural hospital wound care programs.

         Develop New Service Models to Enhance Market Penetration. The Company is actively developing new service models in new health care delivery settings such as inpatient programs for acute care hospitals and long term care facilities (e.g., nursing homes and long term acute care hospitals). These new service models are being operated as a service from the Company's existing hospital outpatient Wound Care Centers. Pressure sores, the most common form of chronic wound, usually occur among nursing home, acute care and home patients due to the sedentary lifestyle associated with those care settings. As the Company further develops its inpatient service models, the Company believes it will become more capable of penetrating the large pressure sore market. The
Company operates four freestanding outpatient Wound Care Centers. The freestanding service model was developed by the Company to strategically grow its business through select target marketing and enter markets where a suitable partner is not available or as a method of attracting a hospital partner. The Company does not have any immediate plans to open additional freestanding centers and expects to develop the existing freestanding centers into hospital outpatient Wound Care Centers.

         Provide a Comprehensive Managed Care Product. In addition to providing new revenue opportunities, the Company believes its ability to provide its services as a comprehensive managed care product in a number of settings will increase its attractiveness to managed care payors seeking to provide a continuum of care while reducing risk. With its Wound Management Program and increasing presence in multiple health care delivery settings, the Company can offer managed care payors a shared risk relationship which the Company believes will provide better patient healing outcomes and more cost-effective services for subscribers. Further, in 1998 the Company entered into a development and license agreement with Accordant Health Services, Inc., a private disease management company. As a strategic partner, Accordant has been licensed by the Company to develop and market a wound care disease management program to the managed care market. The Company has not generated any revenue from this business. Additionally, the Company has made a $4 million equity investment in Accordant.

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

Wound Care Operations

         The Company's wound care operations offer health care providers the opportunity to create specialty wound care departments designed to meet the needs of chronic wound patients. The initial focus of the Company's wound care operations has been hospital outpatient Wound Care Centers. The Company is currently expanding its programmatic approach to wound care to inpatient settings such as acute care hospitals and long term care facilities. In these settings the Company is establishing a wound care program with existing hospital Wound Care Centers to offer an inter-disciplinary approach to the treatment of chronic wounds in the inpatient settings. In addition, the Company has established freestanding outpatient Wound Care Centers.

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

         The first Wound Care Center opened in 1988 and there are currently 158 hospital outpatient Wound Care Centers in operation in 34 states. The Company has entered into contracts or letters of intent with 9 hospitals to open additional Wound Care Centers. The Company's hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets. The Company selects hospital clients based on a number of criteria. A suitable hospital client typically can accommodate at least 200 inpatient beds, offers services which complement the Wound Management Program, including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves. Of the Company's 158 current hospital outpatient Wound Care Centers, 110 are management model centers and 48 are "under arrangement" model centers.

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

         At December 31, 1999, the Company had management contracts with 23 acute care hospitals directly or indirectly owned by Columbia/HCA. These hospitals collectively accounted for approximately 13% of the consolidated revenues of the Company for the year ended December 31, 1999. In 1999 there were 9 Columbia/HCA hospital contracts that terminated and closed. The Company expects that the Columbia/HCA hospitals collectively will account for less than 12% of future revenues. The Company renegotiated all of its existing Columbia/HCA hospital contracts in 1999 which resulted in an average 26% decrease in revenue per contract. There can be no assurance further negotiations with Columbia/HCA will not result in changes which would have an adverse impact on the Company's business, financial condition and results of operations, including, without limitation, contract terminations, price concessions, contract termination provisions less favorable to the Company, and increased costs borne by the Company.

         Inpatient Wound Care Programs. The Company is addressing the needs of the inpatient wound care market through the development of new inpatient programs. These patients often have pressure sores resulting from inactivity. While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market. The Company has developed a Wound Reduction Assessment Program(sm) for its affiliated acute care hospitals with outpatient wound care centers that is directed at assisting those hospitals in identifying and managing inpatients in the acute care hospital that are at risk or who suffer from chronic wounds. The program is primarily directed at reducing the length of stay of those patients in the acute care setting. The Company has also developed a Wound Outreach Program(sm), whereby a nurse practitioner or physician assistant from an affiliated outpatient wound care center provides wound related services to long term care facilities in surrounding cachement areas. Both programs are in the early stages of development and implementation. There can be no assurance that these programs will be successful in the future.

         Freestanding Outpatient Wound Care Centers. In late 1995, the Company began to establish freestanding Wound Care Centers in which the Company is the owner and operator. The Company believes that this delivery model allowed the Company to expand its market penetration in the outpatient setting by allowing the Company to strategically penetrate markets without the constraint of finding a hospital or contracting with competing hospitals. The Company currently has four freestanding centers in four states. The Company does not have any immediate plans to open additional freestanding centers and expects to develop the existing freestanding centers into hospital based outpatient wound care centers. The freestanding Wound Care Centers resemble standard outpatient facilities or specialized physician practices. The Company employs the staff of the Wound Care Center and is responsible for billing patients for all services provided at the Wound Care Center and for seeking reimbursement from third party payors, including Medicare. To date the Company has not employed any of the physicians providing services at its freestanding Wound Care Centers; however, the Company may employ physicians at these models in the future.

         Procuren Production Facilities. The Company currently produces Procuren in 35 facilities in 34 states, all of which are registered with the FDA as blood processing facilities. The Company's personnel at these facilities produce Procuren at the direction of Wound Care Center physicians.

Contract Terms and Renewals

         Substantially all of the revenues of the Company are derived from management contracts with acute care hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 2000, the contract terms of 58 of the Company's management contracts will expire, including 44 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by the Company under various other circumstances. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. During 1999, 4 hospital contracts expired without renewal and an additional 16 hospital contracts were terminated prior to their scheduled expiration by the client hospital and in some cases by the Company. Generally, the Company elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term. The continued success of the Company is subject to its ability to renew or extend existing management contracts and obtain new management contracts. Hospitals choose to terminate or not to renew contracts based on decisions to terminate their programs or to convert their programs from independently managed programs to programs operated internally. There can be no assurance that any hospital will continue to do business with the Company following expiration of its management contract or earlier, if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by the Company could result in the early termination of existing management contracts and would adversely affect the ability of the Company to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could result in a significant decrease in the Company's net revenues and could have a material adverse effect on the Company's business, financial condition and results of operations.


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

         The Company's longer term managed care strategy is to establish a wound care carve-out product with selected MCOs. The Company has begun to develop tools to help MCOs assess their current wound care experiences (both clinical outcomes and costs) against the Company's Wound Management Program in order to demonstrate that a wound care carve-out product can provide added value. In order to make itself more attractive to MCOs by offering a broader disease management program, the Company intends, where appropriate, to align itself with other disease management companies focused on case management or complementary diseases such as cardiac care, venous stasis management and diabetes. The Company expects that contracts for a carve-out product will provide at-risk arrangements with MCOs (i.e., fixed case rates or capitation).

         In 1998, the Company entered into a development and license agreement with Accordant Health Services, Inc. a private disease management company. As a strategic partner, Accordant has been licensed by the Company to develop and market a wound care disease management program to the managed care market including, Health Maintenance Organizations (HMO's), Preferred Provider Organization (PPO's) and insurance companies. The wound care disease management program being developed will include impact models, assessment/intervention tools and outcome reporting. The model is expected to be a "carve in" approach whereby registered nurses will monitor health plan subscribers identified as chronic wound patients through care management programs. The case management software supports and prompts collection of disease specific data points utilized by the registered nurses to assist patients in caring for the chronic condition, identify and monitor patients at risk and educate patients in preventative measures. The nurses conduct proactive patient monitoring that assesses patient compliance, complications, functional and clinical health status and patient satisfaction. The respective health plans are then provided reports. The program is expected to be launched early in 2000. Additionally, the Company has made a $4 million equity investment in Accordant.

         The Company's managed care operations are overseen by a Vice President of Managed Care and Payor Relations. To date, the Company's managed care operations have been limited. Although the Company or its hospital clients have been reimbursed for wound treatment by a number of MCOs on a case-by-case basis, the Company currently has no contracts that require or incentivize subscribers to use the Company's wound care services. There can be no assurance that the Company will be able to successfully expand its managed care operations.

Community Education and Marketing

         The Company's community education and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as growth in operating Wound Care Centers. To accomplish this, the Company has divided the United States into four operating divisions each headed by a Divisional Vice President. The community education and marketing effort in each division is directed by a Divisional Sales Director under the supervision of the Divisional Vice President. The Divisional Sales Director is responsible for the activities of the Sales Managers, Professional Liaisons, Business Development Managers. The Professional Liaisons are primarily responsible for community education efforts directed at physicians and other healthcare professionals to expand community awareness of the Wound Care Centers. The primary job of the Business Development Manager is the development of new wound care programs. The Company's community education and marketing operations are overseen by a Vice President of Sales and Marketing.

         As of  December  31,  1999,  the  Company  had  four  Divisional  Sales
Directors, 13 Business Development Managers, five Sales Managers and 53 Professional Liaisons.

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

Government Regulation

         The Company's Wound Care Centers and the production and marketing of its products and services are subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. Although the Company believes that it is currently in substantial compliance with applicable laws, regulations and rules, the Company received a Warning Letter from FDA in March 1998 admonishing the Company for several alleged deviations from good manufacturing practices at one of the Company's Wound Care Centers. The Company has responded to the Warning Letter and believes that it has adequately addressed FDA's concerns. However, there can be no assurance that FDA, another governmental agency or a third party will not contend that certain aspects of the Company's operations or procedures are subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in the Company's favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on the business, financial position and results of operations of the Company.

         The FDA regulates drugs and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. Since Procuren is produced at one of the Company's blood processing facilities in the state where the Wound Care Center which will dispense the Procuren is located and so is not intended to be shipped across state lines, the Company believes, based on the advice of its counsel, that under current law and regulations, FDA approval is not required for the Company to distribute and sell Procuren through the Wound Care Centers on an intrastate basis. The FDA is currently reassessing its regulation of other autologous and somatic cell products and has publicly stated that it believes that if any component of a drug or biological or if any patient receiving such substance moves in interstate commerce, a sufficient nexus with interstate commerce exists for FDA to require pre-marketing approval and licensure. The FDA has indicated to the Company that the status of Procuren would be addressed by the FDA in a future Federal Register publication, possibly as a part of the FDA's overall regulation of other autologous and somatic cell products. While the production of Procuren includes components that are shipped in interstate commerce, to date the FDA has not determined that Procuren, as currently prepared, is subject to licensure or pre-market approval. However, in the March 1998 FDA Warning Letter, FDA objected to the Company providing Procuren to patients who reside in a state other than the one in which the Wound Care Center is located. The Company ceased providing Procuren to out-of-state patients. Although the Company believes interstate shipment of the final biologic product is required to trigger pre-marketing approval and licensure, a determination by the FDA to require Procuren to obtain pre-marketing approval would materially and adversely affect the Company.

         Because FDA approval has not been required for Procuren, and state approvals are generally limited to licensing of facilities, there has been no independent determination of its efficacy by any governmental entity. If the FDA were to require submission of a biologics license application ("BLA") as a condition for the continued distribution and sale of Procuren, the Company might have to demonstrate the safety, purity, potency and effectiveness of the product through extensive clinical trials. Neither the Company nor any third party has conducted the controlled clinical trials required to establish Procuren's efficacy. Compliance with the requirements for a BLA is time-consuming and involves the expenditure of substantial resources. There can be no assurance that the Company would be able to establish efficacy or to obtain or maintain the necessary FDA approvals to manufacture and distribute Procuren.

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

         The Company has been informed of two separate complaints filed under the Federal Civil False Claims Acts alleging that: the Company's charges were excessive; the Company shifted costs from non-allowable services to allowable services; included charges for advertising costs that were not allowable to the hospital claiming reimbursement from the Medicare program; and violated the "anti-kickback" statute because a portion of the Company's fee was based on the number of new patients seen in the wound care centers managed by the Company (See Item 3 Legal Proceedings for a further discussion on these matters). The Company disagrees with these characterizations of its contractual arrangements, its services, and the fees it charges for those services. If the government were to conclude that the Company engaged in any misconduct, it could result in affecting the Company's relationship with all its hospital customers, substantial monetary fines and penalties, and exclusion from governmental healthcare programs which could have a material adverse effect on the business, financial position and results of operations of the Company.

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

         In addition to hospital outpatient Wound Care Centers which it manages for its clients, the Company owns and operates freestanding outpatient Wound Care Centers. With respect to services and products provided through its freestanding centers, the Company is subject to the risks inherent in third party reimbursement, including the risks associated with billing third party payors. As of December 31, 1999, the Company operated four freestanding outpatient Wound Care Centers which contributed approximately $2,508,000 or 2% of the Company's revenues for the year ended December 31, 1999. However, the Company anticipates that the number of, and amount of revenues attributable to, its freestanding centers will decrease in the future since the Company does not have any immediate plans to open additional freestanding centers and expects to develop the existing freestanding centers into hospital outpatient wound care centers. See "Business--Strategy."

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

         In the Balanced Budget Act of 1997, Congress directed HCFA to implement a prospective payment system for all hospital outpatient department services furnished to Medicare patients on or after January 1, 1999. The Company has learned that HCFA's planned implementation date for this new payment system is July 2000. In September 1998 and then further update in November 1999, HCFA published the proposed rules, which delineate the framework, services and operation of the Prospective Payment System. Under the system, a predetermined rate will be paid to hospitals for clinic services rendered, regardless of the hospitals cost. Based on review and analysis of the proposed regulations, the Company believes that the reimbursement rates will be insufficient for many of its hospital customers, resulting in revenue and income shortfalls for the wound care center operations managed by the Company on behalf of the hospitals. The Company expects that it will need to modify its management contracts with many of its hospital customers which could result in reduced revenues and income to the Company from those contracts and even contract terminations. The results could have a material effect on the Company's business, financial condition and results of operations. Additionally, the new rules will include new criteria for programs to be designated a "provider based entity". The interpretation and application of these new criteria are not entirely clear and there is risk that some of the programs managed by the Company could be determined not to be "provider based entities". A widespread denial on such designation could have a material adverse effect on the Company's business, financial position and results of operations.

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


Employees

         As of December 31, 1999, the Company employed 678 full-time employees, of which 584 employees were in the wound care operations, 40 employees were in Procuren production, 13 employees were in technical support and 41 employees were in general administration and finance. The Company expects to add additional personnel to its wound care operations in the next year. The Company believes that its relations with its employees are good.

Item 2   Properties

         The Company's headquarters and technical support facility is located in Hauppauge, Long Island, New York. The Company leases this 30,000 square foot facility under a lease through 2005. The Company believes that its facilities are adequate and suitable for its operation. The Company also leases one field operations office for its wound care operations totaling 4,100 square feet, four freestanding Wound Care Centers totaling 12,919 square feet and 27 production facilities totaling 53,175 square feet. The Company's facilities at the hospital outpatient Wound Care Centers are owned or leased by the hospitals.

Item 3   Legal Proceedings

         In April 1999, the Company learned through a press release from the United States Department of Justice that a complaint was filed by a "whistleblower" relator under the Federal Civil False Claims Act alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals. The case has been filed as United States ex. rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc. and has been assigned civil case number 98-1260-civ-T-23F, in the Federal District Court for the Middle District of Florida, Tampa Division.

         Under this act, the whistleblower relator could be entitled to approximately 15 percent of any amounts obtained from the defendants. This potential bounty under the False Claims Act was intended by Congress to motivate private persons to bring actions of this nature.

         The Company's counsel has advised the Company that it is common for the government to file an amended complaint when it intervenes in a civil False Claims Act case, and the Company's counsel expects that the Department of Justice will file an amended complaint in this case. An amended complaint, originally anticipated to be filed by August 6, 1999 was extended until February 18, 2000. The Department of Justice contacted the Company through its outside legal counsel, seeking an additional four-month extension. The Company has agreed to the extension and anticipates receiving an amended complaint on or before June 18, 2000. The Company has received an Authorized Investigative Demand (document subpoena) requiring the production of a broad range of documents from January 1, 1989 to December 31, 1999. The Company's outside counsel is currently discussing with the United States Department of Justice the schedule for the production of documents.

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

         The Company notes that the contracts challenged in the "whistleblower's" civil suit are contracts that its hospital customers have generally been required to furnish to Medicare auditors as part of cost report filings. In hundreds of instances, the Company's fees to its hospital customers have been allowed in full, sometimes after a detailed audit. The Company, itself, is neither a provider nor a supplier participating in the Medicare program and does not receive payments from the Medicare program.

         The Company has a formal compliance program and management believes that the Company is in material compliance with applicable laws and ethical business practices. In the conduct of its business, the Company has relied on the advice and guidance of nationally recognized law firms in structuring its business relationships with its hospitals. In this pending litigation, the Company intends to defend itself vigorously. An adverse result in this qui tam action could have a material adverse effect on the Company's business, financial condition and/or results of operations.

           As previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 1999, in April 1999 the Company received a document subpoena from the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services, Region II (New York, NY). The subpoena directed the Company to produce a broad range of documents from January 1, 1993 to the present relating to various areas including, among others, the Wound Care Centers, wound care treatment programs and general business practices. The subpoena stated that it had been delivered in connection with a "Health Care Investigation". In response to that subpoena, the Company has furnished a large number of documents to the OIG.

           The Company has learned that this "Health Care Investigation" relates to a qui tam action filed under seal in the United States District Court for the Southern District of New York in 1998. Pursuant to a court order entered on January 11, 2000, the seal under which this action was filed was modified to, among other things, permit the Company to disclose the allegations in the complaint in its periodic filings with the Securities and Exchange Commission and as required to fulfill its disclosure obligations under federal and state securities laws.

           The complaint was filed by a "whistleblower" relator under the Federal Civil False Claims Act and names the Company and hospitals with which it does business as defendants. The complaint alleges, among other things, that the defendants violated the "anti-kickback" statute in part because a portion of the Company's fee was based on the number of new patients seen in the wound care centers managed by the Company; engaged in prohibited self-referral transactions; improperly billed Medicare for costs and services not covered by Medicare; double-billed Medicare for professional services; and submitted false claims to Medicare. Certain of the allegations are similar to the allegations made in United States ex. Rel. Joseph "Mickey" Parslow v. Columbia/HCA Health Care Corporation and Curative Health Services, Inc., qui tam action. The complaint in the Southern District of New York action asserts that, as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim.

           The United States has not yet decided whether to intervene in the New York qui tam action. If it does not, then the plaintiff relator may pursue the claims on his/her own or may withdraw the complaint.

           The Company disagrees with the characterizations in the complaint of its contractual arrangements, its services, and the fees it charges for those services, and intends to defend itself vigorously in this action. An adverse result in this qui tam action could have a material adverse effect on the Company's business, financial condition and/or results of operations.

         Further, if the government were to conclude that the Company engaged in any misconduct, it could result in affecting the Company's relationship with all its hospital customers, substantial monetary fines and penalties, and even exclusion from the governmental healthcare programs which could have a material adverse effect on the business, financial position and results of operations of the Company.

         Subsequent to the disclosure of the Parslow "whistleblower" lawsuit and Department of Justice action, the Company and, in some cases, certain of its officers were named in four shareholder lawsuits, namely:

                  Ernest Hack versus Curative Health Services, Inc et al.

                  Scott Thompson versus Curative Health Services, Inc et al.

                  Tirdad Thompson versus Curative Health Services, Inc et al.

                  William Nolan versus Curative Health Services, Inc et al.

         All suits were filed in the United States District Court for the Eastern District of New York. The four shareholder lawsuits have been consolidated into one class action lawsuit. The lawsuits allege generally that the Company and its officers violated federal securities laws by disseminating materially false and misleading statements and failing to disclose material information relating to the contractual relationships with Columbia/HCA Healthcare Corporation and other hospitals, and certain purported misrepresentations in connection therewith. The suit seeks to recover unspecified damages from defendants. The Company denies the allegations and intends to vigorously defend the suits. The Court denied defendants motion to dismiss and discovery is currently ongoing. An adverse result in this lawsuit could have a material adverse effect on the Company's business, financial conditions and/or results of operations.

         Notwithstanding its belief that it has complied with the law and its intention to defend itself vigorously, if it is determined to be in the best interests of the Company, it is possible that the Company will eventually choose to enter into a settlement with the government related to the qui tam actions and or the plaintiffs in the securities litigation lawsuit that could have a material adverse effect on the Company's business, financial condition and or results of operations.

         In addition, the Company, in the ordinary course of business, is the subject of or party to various lawsuits, the outcome of which in the opinion of management, will not have a material adverse effect on its financial position or results of operations.

Item 4   Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5   Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's common stock is traded on The Nasdaq Stock Market under the symbol "CURE". As of March 15, 2000, there were approximately 214 holders of record and approximately 3,500 beneficial shareholders of the Company's common stock. The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay cash dividends in the foreseeable future but intends to retain all earnings, if any, for use in its business operations.

         The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of the common stock as quoted on The Nasdaq National Market System:

                                                            High         Low
               1999
               Fourth Quarter.....................       $  8 7/8    $   4 3/4
               Third Quarter......................          6 1/16       4 1/2
               Second Quarter.....................         12 1/8        3 3/4
               First Quarter......................         30 3/4        9 7/8

               1998
               Fourth Quarter.....................       $ 35        $  22 11/16
               Third Quarter......................         32 1/4       20 1/2
               Second Quarter.....................         35 3/4       25 3/4
               First Quarter......................         39 1/4       30

Item 6   Selected Consolidated Financial Data

         Five year selected consolidated financial data and other operating information of Curative Health Services, Inc., and subsidiaries follow:

                                                                     Year Ended December 31,
                                               1995             1996            1997            1998          1999
                                               -------------------------------------------------------------------
                                                        (In thousands, except per share and operating data)
Statement of Operations Data:
Revenues                                  $  52,442        $  67,395       $  87,906      $  103,987     $  101,209
Costs and operating expenses:
   Costs of products sales and services..    26,189           37,828          48,200          56,035         59.945
   Selling, general and administrative...    18,209           19,208          22,617          23,358         26,273
   Research and development..............     4,143                -               -               -              -
                                             ------           ------          ------          ------         ------
Total costs and operating expenses.......    48,541           57,036          70,817          79,393         86,218
                                             ------           ------          ------          ------         ------
Income from operations..................
   before interest income ..............      3,901           10,359          17,089          24,594         14,991
Interest income..........................       528            1,344           2,666           2,660          2,037
                                              -----           ------          ------          ------         ------
Income before income taxes...............     4,429           11,703          19,755          27,254         17,028
Income taxes.............................       219            1,008           3,293          10,217          6,566
                                                ---            -----           -----          ------          -----
Net income .............................. $   4,210        $  10,695       $  16,462      $   17,037     $   10,462
                                              =====           ======          ======          ======         ======
Net income  per common share, basic...... $    0.41        $    0.95       $    1.33      $     1.34     $      .99
                                               ====             ====            ====            ====            ===
Denominator for basic earnings per share,
     weighted average common shares......    10,192           11,212          12,404          12,704         10,559


Operating Data:
Wound care centers at end of period......        79              105             132             154            158
Number of new patients...................    30,023           38,699          48,722          58,510         61,539

Balance Sheet Data:
Working capital.......................... $  12,575        $  45,760       $  62,583      $   76,419     $   55,456
Total assets.............................    25,030           61,959          84,939         109,121         87,910
Long-term debts
   (including capital lease obligation)..     1,198            1,044               7               -              -
Retained earnings (deficit)..............   (29,925)         (19,230)         (2,768)         14,269         24,731
Stockholders' equity.....................    15,611           50,270          72,592          93,396         71,600

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's principal business is the delivery of chronic wound care services through its nationwide network of Wound Care Centers located in or near acute care hospitals. Substantially all of the Company's revenues are currently generated under its contracts with acute care hospitals for the management of chronic wound care programs and the production of Procuren. The Company currently operates two types of Wound Care Center contracts with hospitals: a management model and an "under arrangement" model.

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

         Of the 158 hospital outpatient Wound Care Centers in operation as of December 31, 1999, 110 were management model Wound Care Centers, and 48 were "under arrangement" model Wound Care Centers. The Company's fees under its management contracts with acute care hospitals are paid by the hospitals directly. See "Business--Third Party Reimbursement."

         The Company has four freestanding wound care centers that are owned and operated by the Company. These centers accounted for approximately 2% of the Company's revenue in 1999. The Company does not have any immediate plans to open additional freestanding centers and expects to develop the existing freestanding programs into hospital based wound care centers.

Results of Operations

     Fiscal Year 1998 vs. Fiscal Year 1999. The Company's revenues decreased from $104.0 million in 1998 to $101.2 million in 1999, a 3% decrease. The Company ended the year with 158 hospital based Wound Care Centers operating compared with 154 at the end of 1998. The decrease in revenue is attributable to the termination of 20 programs during 1999, renegotiation of existing contracts including 24 with Columbia/HCA Healthcare Corporation, which resulted in reduced revenue to the Company, and a reduction of Procuren revenues as a result of a decline in Procuren patients. Revenue at existing centers declined 2 % in 1999 primarily due to such renegotiations and declining Procuren revenues. At any time during the year, 10 % to 20 % of the Company's contracts are being renegotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payors. Program terminations by client hospitals have been effected for such reasons as financial restructuring, layoffs, bankruptcies or even hospital closings. The termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the recent legal action against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development has been slower than normal given the legal uncertainties facing the Company. Any inability of the Company to develop new Wound Care Centers could continue the revenue decline. Further, the Medicare program will be implementing a new reimbursement system in year 2000 for hospital outpatient services. The Company believes that the reimbursement rates to hospitals will be insufficient resulting in reduced revenues to the hospitals. The Company expects that it will need to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations. The Company has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. Total new patients to the wound care centers increased 5% from 58,510 in 1998 to 61,539 in 1999. The total number of patients receiving Procuren therapy decreased 29% from 8,164 in 1998 to 5,797 in 1999. The percentage of patients receiving Procuren decreased from 14% in 1998 to 9% in 1999. The Company believes that this decrease is attributable to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), a lack of available reimbursement for Medicare patients, the inability of hospitals to assume collection risks due to financial constraints and increased competition from other wound healing products. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline in the future.

         Costs of product sales and services increased from $56.0 million in 1998 to $59.9 million in 1999, a 7% increase. The increase is attributable to additional staffing and operating expenses associated with the operation of 12 additional under arrangement Wound Care Centers at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. As compared with 1998, the higher services components at these centers along with existing under arrangement centers accounted for $3.2 million of the increase in product costs and services for 1999. As a percentage of revenues, costs of product sales and services for 1999 was 59 % compared to 54 % for 1998. The 5% increase is attributed to the lower revenue and negative same store sales growth which decreased margins and created an inability to leverage expenses over a broader revenue base.

         Selling, general and administrative expenses increased from $23.4 million in 1998 to $26.3 million in 1999, a 12% increase. The increase is primarily attributable to legal and other costs of approximately $1.7 million in 1999, related to the Department of Justice action, the Office of Inspector General's document subpoena and shareholder class action lawsuits. The Company expects to continue to incur significant legal and other related costs until the aforementioned actions are resolved. As a percentage of revenues, selling, general and administrative expenses were 26 % in 1999 compared to 22 % in 1998. The increase is due to the higher legal expense and decreased revenue in 1999.

         Interest income was $2.0 million in 1999 compared to $2.7 million in 1998. The decline is primarily attributable to the lower cash balances resulting from the repurchase of Company stock.

         Net income decreased from $17.0 million or $1.34 (basic) per share in 1998 to $10.5 million or $.99 (basic) per share in 1999. The decrease in earnings of $6.5 million is attributable to a reduced revenue base which impacted wound care center margins, lower interest income, and the additional unanticipated legal and other costs.

         Fiscal Year 1997 vs. Fiscal Year 1998. The Company's revenues increased from $87.9 million in 1997 to $104.0 million in 1998, an 18% increase. The increased revenue is primarily attributable to the operation of 132 wound care centers at the end of 1997 compared with 154 at the end of 1998 and a 10% increase in revenues at existing wound care centers related to higher patient volume. The Company's revenue growth declined to 18% in 1998 compared to 30% in 1997. The decline is primarily attributable to the closing of 16 Wound Care Centers and the modification of contractual terms of six under arrangement programs during 1998. At any time during a year, 10 % to 15 % of contracts are being renegotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. The termination or non-renewal of a material number of management contracts could result in a continued decline in the Company's revenue growth. The Company has a number of initiatives to counter the decline of growth in revenue, although there can be no assurance that the initiatives will be successful. Total new patients to the wound care centers increased 20% from 48,722 in 1997 to 58,510 in 1998. The total number of patients receiving Procuren therapy decreased 5% from 8,583 in 1997 to 8,164 in 1998. The percentage of patients receiving Procuren decreased from 18% in 1997 to 14% in 1998. The Company believes that this decrease is attributable primarily to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers, for which physicians are less likely to prescribe Procuren, as well as a lack of available reimbursement for Medicare patients. The Company believes that this shift in the severity of the wounds treated at a Wound Care Center occurs as the local medical community becomes familiar with the services offered by the Wound Care Center and refers a broader range of chronic wound patients to the Wound Care Center for treatment. The Company anticipates that the percentage of patients receiving Procuren will continue to decline in the future.

         Costs of product sales and services increased from $48.2 million in 1997 to $56.0 million in 1998, a 16% increase. The increase is attributable to the additional staffing and operating expenses of approximately $5.3 million associated with the operation of 22 additional wound care facilities at the end of 1998, offset by $2.5 million associated with 16 closed centers, as well as increased volume at existing wound care facilities. Additionally, these 22 facilities include 14 under arrangement Wound Care Centers at which the services component of costs is higher than at the Company's other facilities due to the additional clinic staffing that these models require. As compared with 1997, the higher services components at these facilities accounted for an additional $3.8 million of the increase in product sales and services for 1998. As a percentage of revenues, costs of product sales and services was 54% in 1998 compared with 55% in 1997. The decrease is attributable to the ability of the Company to leverage the fixed overhead components of the cost of product sales and services over a broader revenue base.

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

         Interest income was $2.7 million in 1998 and 1997. Interest income for 1998 is flat when compared to 1997 as the result of increased investment in lower yielding tax free instruments in 1998 .

         Net income increased from $16.5 million or $1.33 (basic) per share in 1997 to $17.0 million or $1.34 (basic) per share in 1998. The increase in earnings of $.5 million is primarily attributable to an improvement in operating margins associated with the revenue growth particularly related to existing wound care facilities and economies of scale achieved through market growth, offset by an increase in income taxes as a result of a higher effective tax rate in 1998.

Liquidity and Capital Resources

         Working capital was $55.5 million at December 31, 1999 compared to $76.4 million at December 31, 1998. Total cash, cash equivalents and marketable securities held-to-maturity as of December 31, 1999 was $47.0 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The decline in total cash equivalents and marketable securities held-to-maturity in 1999 is primarily attributable to the use of $32.3 million for the repurchase of 2.7 million shares of the Company's common stock during the first quarter of 1999. The ratio of current assets to current liabilities decreased from 5.9:1 at December 31, 1998 to 4.4:1 at December 31, 1999. The Company's decrease in working capital and current ratio is primarily attributable to the stock repurchase.

         Cash flows provided by operations for 1999 totaled $12.9 million primarily attributable to the net income for the period. Cash flows provided by investing activities for 1999 totaled approximately $11.4 million primarily attributable to the excess of sales of marketable securities over purchases related to funding of the stock repurchase, offset by capital expenditures for furniture, equipment and leasehold improvements of $2.6 million and the additional investment in Accordant Health Services, Inc. of $1.0 million (See Note B of Notes to Consolidated Financial Statements). Cash flows used in financing activities totaled $32.3 million for 1999 which was primarily attributable to the repurchase of shares.

         During 1999, the Company experienced a $.8 million increase in net accounts receivable and an increase in the average number of days receivables outstanding to 76 days as of December 31, 1999 compared to 66 as of December 31, 1998. The increase in days outstanding is attributable to financial and cash flow constraints being experienced at some hospitals. Further, compared to December 31, 1998, the Company's accounts payable and accrued expenses increased $.6 million as of December 31, 1999.

         The Company's longer term cash requirements include working capital for the expansion of its wound care business. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's management information systems, and the repurchase of Company stock. Additionally the Company expects to incur significant legal costs related to the Department of Justice action, Office of Inspector General action and shareholder class action lawsuits filed against the Company during April 1999 (See Legal Proceedings, Part I Item 3). The Company expects that based on its current business plan, its existing cash, cash equivalents and marketable securities will be sufficient to satisfy its current working capital needs. The effect of inflation risk is considered immaterial.

Year 2000

         During the year, the Company completed its efforts to minimize the risk of disruption from the Year 2000 Issue. The Year 2000 Issue was the result of computer programs using two digits rather than four to define the applicable year. The Company has experienced no significant problems related to the Year 2000 Issue.

Cautionary Statement

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

Item 7a  Quantitative and Qualitative Disclosures About Market Risk

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair market value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Item 8   Consolidated Financial Statements and Supplementary Data

             The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 14(a) of Part IV of this Report.

             The following table sets forth the financial results of the Company for the eight quarters ended December 31, 1999 (in thousands, except per share data):

                                                                                      Income Per           Income Per
         Quarter Ended                    Revenues   Gross Profit      Net Income     Common Share Basic   Common Share Diluted
         ----------------------------------------------------------------------------------------------------------------------
           1999:
           December 31              $     24,367     $    9,702        $   2,130            $   .21                $  .21
           September 30                   25,979         10,262            2,201                .22                   .22
           June 30                        25,620         10,131            2,319                .23                   .23
           March 31                       24,243         11,169            3,812                .32                   .31


           1998:
           December 31              $     26,716     $   12,412        $   4,572            $   .36                $  .35
           September 30                   26,722         12,313            4,392                .34                   .34
           June 30                        26,036         11,959            4,196                .33                   .32
           March 31                       24,513         11,268            3,877                .31                   .29


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


         This information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10  Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the sections "Election of Directors" and "Executive Officers" of the Company's Proxy Statement.

Item 11  Executive Compensation

         The information required by this Item is incorporated by reference to the section "Executive Compensation" of the Company's Proxy Statement.

Item 12  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the section "Stock Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement.

Item 13  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the sections "Election of Directors", "Executive Officers" and "Executive Committee" of the Company's Proxy Statement.

                                     PART IV


Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Index to Financial Statements.

                  The following consolidated financial statements of Curative Health Services, Inc. are included herein:
                                                                            Page
                                                                          Number
                                                                          ------
         Report of Independent Auditors......................................F-1

         Consolidated Balance Sheets at December 31, 1999 and 1998...........F-2

         Consolidated Statements of Income for the years ended
           December 31, 1999, 1998 and 1997..................................F-3

         Consolidated Statements of Stockholders' Equity for the
           years ended December 31, 1999, 1998 and 1997......................F-4

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997..................................F-5

         Notes to Consolidated Financial Statements..........................F-6

     2. Financial Statement Schedules. The following financial statement schedule of Curative Health Services, Inc. is included herein:

         Schedule                                                           Page
         --------                                                           ----
         II     Valuation and Qualifying Accounts............................S-1

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3. Exhibits. The exhibits listed in the accompanying Index to Exhibits immediately following the financial statement schedules are filed with this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K by the Company during the fiscal quarter ended December 31, 1999.


(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.


(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CURATIVE  HEALTH SERVICES, INC.
                                  By:  /s/  John Vakoutis
                                       ------------------
                                            John Vakoutis
                                            President, Chief Executive Officer
                                            and Director
Dated:  March 30, 2000
                                POWER OF ATTORNEY

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

Signature                     Title                               Date
---------                     -----                               ----

/s/ John Vakoutis             President, CEO                      March 30, 2000
-----------------            (Principal Executive Officer) and Director
John Vakoutis

/s/ John C. Prior             SVP Finance and CFO                 March 30, 2000
-----------------            (Principal Financial and Accounting Officer)
John C. Prior                 Secretary


/s/ Lawrence J. Stuesser      Chairman of the Board and Director  March 30, 2000
------------------------
Lawrence J. Stuesser

/s/ Paul S. Auerbach          Director                            March 30, 2000
--------------------
Paul S. Auerbach

/s/ Daniel E. Berce           Director                            March 30, 2000
-------------------
Daniel E. Berce

/s/ Gerardo Canet
-----------------             Director                            March 30, 2000
Gerardo Canet

/s/ Joseph L. Feshbach        Director                            March 30, 2000
----------------------
Joseph L.  Feshbach

/s/ Daniel A. Gregorie        Director                            March 30, 2000
----------------------
Daniel A. Gregorie

/s/ Lawrence C. Hoff          Director                            March 30, 2000
--------------------
Lawrence C. Hoff

/s/ Timothy I. Maudlin        Director                            March 30, 2000
----------------------
Timothy I. Maudlin

                         Report of Independent Auditors

Board of Directors and Stockholders
Curative Health Services, Inc.

         We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                      /s/ Ernst & Young LLP
Melville, New York
February 7, 2000

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                          December 31,
                                                                                          -----------
                                                                                    1999               1998
                                                                                    -----------------------
ASSETS
     Cash and cash equivalents............................................       $  16,215        $  24,222
     Marketable securities held-to-maturity...............................          30,807           45,830
     Accounts receivable (less allowance of $2,276 and $1,679
         at December 31, 1999 and 1998, respectively).....................          20,653           19,871
     Deferred tax assets..................................................           2,271            1,042
     Prepaid and other current assets.....................................           1,820            1,179
                                                                                     -----            -----
         Total current assets.............................................          71,766           92,144
     Property and equipment, net..........................................          12,010           13,366
     Other assets ........................................................           4,134            3,611
                                                                                     -----            -----
         Total assets.....................................................       $  87,910        $ 109,121
                                                                                    ======          =======

LIABILITIES & STOCKHOLDERS' EQUITY
     Accounts payable.....................................................       $   7,831        $   8,786
     Accrued expenses.....................................................           8,479            6,932
     Capital lease obligations............................................               -                7
                                                                                    ------           ------
         Total current liabilities........................................          16,310           15,725

     Commitments and contingencies
     Stockholders' equity:
         Preferred stock, $.01 par value per share; 10,000,000
           shares authorized, none issued.................................               -                -
         Preferred stock, Series A Junior Participating, par value
          $.01 per share, 500,000 shares authorized, none issued..........               -                -
         Common stock, $.01 par value per share; 50,000,000
           shares authorized,10,090,110 shares issued and
           outstanding (12,758,282 shares in 1998)........................             100              127
         Additional paid in capital.......................................          46,769           79,000
         Retained earnings ...............................................          24,731           14,269
                                                                                    ------           ------
     Total stockholders' equity...........................................          71,600           93,396
                                                                                    ------           ------
     Total liabilities and stockholders' equity...........................       $  87,910       $  109,121
                                                                                    ======          =======


                 See notes to consolidated financial statements

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                                Year Ended December 31,
                                                                                ----------------------
                                                                          1999            1998           1997
                                                                     ----------------------------------------
Revenues ....................................................        $ 101,209      $  103,987      $  87,906
Costs and operating expenses:
     Costs of product sales and services......................          59,945          56,035         48,200
     Selling, general and administrative......................          26,273          23,358         22,617
                                                                        ------          ------         ------
         Total costs and operating expenses...................          86,218          79,393         70,817
                                                                        ------          ------         ------
Income from operations........................................          14,991          24,594         17,089
Interest income...............................................           2,037           2,660          2,666
                                                                         -----           -----          -----
Income before income taxes....................................          17,028          27,254         19,755
Income taxes..................................................           6,566          10,217          3,293
                                                                         -----          ------          -----
Net income....................................................       $  10,462      $   17,037     $   16,462
                                                                        ======          ======         ======
Net income per common share, basic............................       $     .99      $    1.34      $     1.33
                                                                           ===           ====            ====
Net income per common share, diluted..........................       $     .97      $    1.30      $     1.27
                                                                           ===           ====            ====
Denominator for basic earnings per share, weighted average
     common shares............................................          10,559          12,704         12,404
                                                                        ======          ======         ======
Denominator for diluted earnings per share, weighted
     average common shares assuming conversions...............          10,756          13,071         12,954
                                                                        ======          ======         ======

                 See notes to consolidated financial statements

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In thousands, except shares)

                                                                      Additional     Retained                         Total
                                                 Common Stock         Paid in        Earnings      Subscription       Stockholders'
                                              Shares      Amount      Capital       (Deficit)      Receivable         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996..............    12,215,423    $  121     $  69,421    $  (19,230)         $  (42)         $  50,270
     Subscription receivable............                                                                  42                 42
     Exercise of options................       345,919         4         2,414                                            2,418
     Tax benefit from stock option
            exercises...................                                 3,400                                            3,400
     Net income for 1997................                                              16,462                             16,462
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997..............    12,561,342       125        75,235        (2,768)              -             72,592
     Exercise of options................       196,940         2         1,916                                            1,918
     Tax benefit from stock option
             exercises..................                                 1,849                                            1,849
     Net income for 1998................                                              17,037                             17,037
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998..............    12,758,282       127        79,000        14,269               -             93,396
     Exercise of options................         6,828         -            33                                               33
     Shares repurchased and retired.....    (2,675,000)      (27)      (32,293)                                         (32,320)
     Tax benefit from stock option
             exercises..................                                    29                                               29
     Net income for 1999................                                              10,462                             10,462
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999..............    10,090,110    $  100     $  46,769     $  24,731          $    -          $  71,600
                                            ===================================================================================
----------------------------------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 Year Ended December 31,
                                                                                 ----------------------
                                                                           1999           1998           1997
                                                                           ------------------------------------
OPERATING ACTIVITIES:
Net income......................................................       $   10,462     $   17,037     $   16,462
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation & amortization..................................            3,983          2,794          2,014
   Provision for doubtful accounts..............................            3,668          1,957          1,648
   Equity in operations of investee.............................              496             85              -
   Deferred income taxes........................................           (1,229)           193         (1,235)
   Tax benefit from stock option exercises......................               29          1,849          3,400
Change in operating assets and liabilities:
   Increase in accounts receivable..............................           (4,450)        (7,617)        (3,540)
   (Increase) decrease in prepaid and other current assets......             (641)          (255)            98
   Increase in accounts payable and accrued expenses............              592          3,418          1,795
                                                                           ------         ------         ------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................           12,910         19,461         20,642

INVESTING ACTIVITIES:
Investment in Accordant Health Services, Inc. and other.........           (1,071)        (3,000)             -
Purchases of property and equipment.............................           (2,575)        (6,840)        (6,476)
Purchases of marketable securities held-to-maturity.............          (35,854)       (49,942)       (56,781)
Sales of marketable securities held-to-maturity.................           50,877         22,919         75,812
                                                                           ------         ------         ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............           11,377        (36,863)        12,555

FINANCING ACTIVITIES:
Stock repurchases...............................................          (32,320)             -              -
Proceeds from exercise of stock options, warrants
   and subscription receivable..................................               33          1,918          2,460
Principal payments on capital lease obligations and revolving
   line of credit...............................................               (7)           (40)        (1,137)
                                                                           ------          -----          -----
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............          (32,294)         1,878          1,323
                                                                           ------          -----          -----
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................           (8,007)       (15,524)        34,520
Cash and cash equivalents at beginning of year..................           24,222         39,746          5,226
                                                                           ------         ------         ------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................       $   16,215     $   24,222     $   39,746
                                                                           ======         ======         ======
SUPPLEMENTARY CASH FLOW INFORMATION:
   Interest paid................................................       $        2     $       31     $       31
                                                                                =             ==             ==
   Income taxes paid............................................       $    6,315     $    5,330     $      265
                                                                            =====          =====            ===

                 See notes to consolidated financial statements

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


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

         Reclassifications: Certain prior year's balances have been reclassified to conform with the 1999 presentation.

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

         Property and Equipment: Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives (generally 4 to 7 years). Leased equipment capitalized and leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

         Other Assets: As of December 31, 1998 and 1999, other assets totalled $3,611,000 and $4,134,000 respectively. As of December 31, 1998, other assets consist principally of costs of filing patents and trademarks of $696,000 and the net investment of $2,915,000 in Accordant Health Services, Inc. (See
Note B). As of December 31, 1999, other assets consist primarily of costs of filing patents and trademarks of 644,000, the net investment of $3,419,000 in Accordant Health Services, Inc. and a note receivable of $71,000. Costs and expenses related to a 1992 patent of $920,000 are being amortized over the life of the patent (17 years) and trademarks of $75,000 are being amortized over the estimated life of the trademark (20 years) using the straight-line method.

         Long-Lived Assets: The Company periodically reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows analyses. Such review has been performed by management and does not indicate an impairment of such assets.

         Cash and Cash Equivalents: Cash and cash equivalents consist of demand deposits with banks, certificates of deposit with maturities of less than three months at the time of purchase and highly liquid money market fund investments.

         Marketable Securities Held-to-Maturity: Held-to-maturity marketable securities represent highly liquid money market instruments with maturities of greater than three months at time of purchase. These securities, consisting principally of securities of municipalities, commercial paper and U.S. Government agencies maturing at various dates through November 2000, are valued at amortized cost which approximates market.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's investment policy gives primary consideration to safety of principal, liquidity and return. The Company invests its funds with institutions that have high credit ratings and to date has not experienced any losses on its investments. The Company classifies its investments in such securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. As of December 31, 1998 and 1999, the Company had approximately $121,000 of unrealized gains and $115,000 of unrealized losses on marketable securities, respectively.

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

         Advertising: The Company expenses advertising and community education costs when incurred. Advertising and community education expense was approximately $8,056,000, $10,166,000 and $8,434,000 for 1999, 1998 and 1997
respectively.

         Income Taxes: Income taxes have been provided using the liability method in accordance with FASB No. 109, "Accounting for Income Taxes."

         Stock Based Compensation Plans: The Company grants options for a fixed number of shares to employees with exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued Employees" and related Interpretations because the Company believes the alternate fair value accounting provided for under FASB No. 123, "Accounting for Stock Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

NOTE B -- EQUITY INVESTMENT

         On June 4, 1998, the Company signed an agreement with Accordant Health Services, Inc. ("Accordant") in which the Company agreed to invest $4 million in Accordant preferred stock. This agreement gives the Company an 11 percent interest in Accordant and is accounted for using the equity method of accounting as the Company has the option to convert the Accordant preferred stock into common stock. In addition, the Company has significant influence over the operations of Accordant. As of December 31, 1999 the Company invested $4 million under this agreement and its share of Accordant's 1998 and 1999 net loss was approximately $85,000 and $496,000 respectively. The Company's investment in Accordant is not material to the Company's consolidated financial statements.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999



NOTE C -- PROPERTY AND EQUIPMENT
          A summary of property and equipment and related accumulated depreciation and amortization follows:
                                                                  December 31,
                                                                  -----------
                                                               1999         1998
                                                               -----------------
                                                                 (In thousands)
                                                               -----------------
 Property and equipment............................. $  18,394         $  16,392
 Leased equipment capitalized.......................     1,371             1,371
 Leasehold improvements.............................     5,766             5,193
                                                         -----             -----
                                                        25,531            22,956
 Less accumulated depreciation and amortization.....    13,521             9,590
                                                        ------             -----
                                                     $  12,010         $  13,366
                                                        ======            ======


NOTE D -- ACCRUED EXPENSES
          Accrued expenses are as follows:
                                                                  December 31,
                                                                  -----------
                                                              1999          1998
                                                              ------------------
                                                                (In thousands)
                                                              ------------------
 Incentive compensation and benefits................ $  2,616           $  2,221
 Deferred compensation .............................      874                  -
 Marketing and community education .................      691              1,137
 Salaries ..........................................    1,431              1,195
 Health benefits ...................................      996                682
 Other .............................................    1,871              1,697
                                                        -----              -----
                                                     $  8,479           $  6,932
                                                        =====              =====

NOTE E -- LEASES
         The Company has entered into several noncancellable operating leases for the rental of certain office space expiring in various years through 2005. The principal lease for office space provides for monthly rent of approximately $60,000. The following is a schedule of future lease payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 1999:

                                                     Operating Leases
                                                     ----------------
                                                    (In thousands)
                                                     ----------------
         2000 ...................................... $  1,976
         2001 ......................................    1,648
         2002.......................................    1,268
         2003.......................................    1,015
         2004.......................................      857
         Thereafter.................................      393
                                                        -----
         Total...................................... $  7,157
                                                        -----

         Rent expense for all operating leases was approximately $2,130,000, $2,113,000 and $2,118,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

NOTE F -- STOCKHOLDERS' EQUITY


         Director Share Purchase Program: The Company maintains a Director Share Purchase Program (the "Program") to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director's annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company's common stock at market value. At December 31, 1999 and 1998, 118,406 shares of common stock were reserved for future issuance under the Program.

         Stock Repurchase Plan: In February 1999 the Company announced a 2 million share buyback plan. This repurchase plan was completed in March 1999 and an additional buyback authorization of 1.5 million shares was announced. As of December 31, 1999, a total of 2,675,000 shares were repurchased at a cost of $32,320,000.

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

NOTE G -- STOCK BASED COMPENSATION PLANS

         The Company has stock option plans which provide for the granting of non-qualified or incentive options to employees, directors, consultants and advisors. The plans authorize granting of up to 3,406,695 shares of the Company's common stock at the market value at the date of such grants. All options are exercisable at times as determined by the Board of Directors, not to exceed ten years after the grant date.

         Pro forma information regarding net income and net income per share is required by FASB No. 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions at December 31, 1999, 1998 and 1997 respectively: risk-free interest rate of 5.75%, 4.84% and 5.61%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 74.1%, 55.7% and 58.0%; and a weighted-average expected life of the options of 4 years.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

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
                                        (In thousands, except per share data)
                                       1999                 1998          1997
                                       -----------------------------------------

   Net Income:    As reported       $  10,462            $  17,037     $  16,462
                  Pro forma             8,403               14,622        14,949

   Basic EPS:     As reported       $     .99            $    1.34     $    1.33
                  Pro forma               .80                 1.15          1.21

   Diluted EPS:   As reported       $     .97            $    1.30     $    1.27
                  Pro forma               .78                 1.12          1.15

         A  summary  of  the  Company's   stock  option   activity  and  related
 information for the years ended is as follows:


                                         1999                        1998                          1997
                                         -------------------------------------------------------------------------------------
                                                    Weighted Avg                 Weighted Avg                   Weighted Avg
                                         Options    Exercise Price   Options     Exercise Price    Options      Exercise Price
Outstanding at beginning of year....     1,367,434  $  25.81         1,353,614   $  22.92          1,177,833    $  15.04
   Granted..........................       450,550      7.55           250,000      28.14            625,500       28.43
   Exercised........................        (6,828)     4.88          (196,940)      9.74           (345,919)       6.99
   Cancelled........................      (132,608)    19.13           (39,240)     21.59           (103,800)      19.74
                                           -------                      ------                       -------
Outstanding at end of year.........      1,678,548     24.58         1,367,434      25.81          1,353,614       22.92
                                         =========                   =========                     =========
Exercisable at end of year..........       710,762     18.58           499,413      16.95            338,303       13.25
                                           =======                     =======                       =======
Weighted average fair value of
   options granted..................                $   4.47                     $  13.85                      $   14.86
                                                        ====                        =====                          =====

The following table summarizes information about stock options outstanding at December 31, 1999:

                                             Options Outstanding                                 Options Exercisable
                                             -------------------                                 -------------------
                                           Weighted Average
         Exercise prices        Options           Remaining        Weighted Average                       Weighted Average
                            Outstanding    Contractual Life          Exercise Price          Shares         Exercise Price
                                                  (In Years)
                            ----------------------------------------------------------------------------------------------
          $  1.55 - $ 4.75       99,865                4.65                 $  3.89          99,051                $  3.89
             4.813 -  7.00      380,858                8.10                    6.01          58,658                   6.00
             8.50 -  11.50      193,800                7.32                   10.96          75,700                  10.13
            13.25 -  20.00      116,377                6.21                   17.16         116,294                  17.16
            20.25 -  33.06      240,271                6.79                   25.52         225,646                  25.39
                                647,377                8.04                   30.30         135,413                  29.40
                                -------                ----                                 -------
                              1,678,548                6.86                                 710,762
                              =========                ====                                 =======

At December 31, 1999, 388,556 shares of common stock were reserved for future issuance.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


NOTE H -- INCOME TAXES
         Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows:
                                                          1999            1998
                                                          --------------------

         Bad debt reserve                             $    856       $    630
         Affiliate net operating loss carryforward         591              -
         Other reserves and accruals                       576            300
         Book over tax depreciation                        248            112
                                                           ---            ---
              Deferred tax assets                     $  2,271       $  1,042
                                                         =====          =====

Significant components of the provision for income taxes are as follows:
                                          1999            1998            1997
                                          ------------------------------------
       Current:
            Federal                    $  6,651        $  8,434        $  7,340
            State                         1,144           1,590           1,050
       Deferred                          (1,229)            193          (1,235)
       Utilization of net operating
       loss carryforwards                     -               -          (3,862)
                                         ------           -----           -----
       Total income tax provision      $  6,566        $ 10,217        $  3,293
                                          =====          ======           =====

A reconciliation of income tax computed at the U.S. Federal statutory tax rate to income tax expense is as follows:
                                          1999            1998            1997
                                          ------------------------------------
       Federal statutory tax rate         35.0%            35.0%          35.0%
       State income taxes net
           of Federal tax benefit          4.4%             3.8%           3.5%
       Reduction in valuation allowance    -                -             (6.2%)
       Tax benefit of net operating
           loss carryforwards              -                -            (23.0%)
       Other                               (.8%)           (1.3%)          7.4%
                                          -----           ------          -----
       Effective tax rate                 38.6%            37.5%          16.7%
                                          =====            =====          =====

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


NOTE I -- MAJOR CUSTOMERS

         In 1997, 1998 and 1999, the Company derived 29%, 25% and 13% of its consolidated revenues from one customer, respectively.

NOTE J -- LEGAL PROCEEDINGS

         In April 1999, the Company learned through a press release from the United States Department of Justice that a complaint was filed by a "whistleblower" relator under the Federal Civil False Claims Act alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals. The case has been filed as United States ex. rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc. and has been assigned civil case number 98-1260-civ-T-23F, in the Federal District Court for the Middle District of Florida, Tampa Division.

         Under this act, the whistleblower relator could be entitled to approximately 15 percent of any amounts obtained from the defendants. This potential bounty under the False Claims Act was intended by Congress to motivate private persons to bring actions of this nature.

         The Company's counsel has advised the Company that it is common for the government to file an amended complaint when it intervenes in a civil False Claims Act case, and the Company's counsel expects that the Department of Justice will file an amended complaint in this case. An amended complaint, originally anticipated to be filed by August 6, 1999 was extended until February 18, 2000. The Department of Justice contacted the Company through its outside legal counsel, seeking an additional four-month extension. The Company has agreed to the extension and anticipates receiving an amended complaint on or before June 18, 2000. The Company has received an Authorized Investigative Demand (document subpoena) requiring the production of a broad range of documents from January 1, 1989 to December 31, 1999. The Company's outside counsel is currently discussing with the United States Department of Justice the schedule for the production of documents.

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

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

NOTE J -- LEGAL PROCEEDINGS (CONTINUED)

            The Company notes that the contracts challenged in the "whistleblower's" civil suit are contracts that its hospital customers have generally been required to furnish to Medicare auditors as part of cost report filings. In hundreds of instances, the Company's fees to its hospital customers have been allowed in full, sometimes after a detailed audit. The Company, itself, is neither a provider nor a supplier participating in the Medicare program and does not receive payments from the Medicare program.

         The Company has a formal compliance program and management believes that the Company is in material compliance with applicable laws and ethical business practices. In the conduct of its business, the Company has relied on the advice and guidance of nationally recognized law firms in structuring its business relationships with its hospitals. In this pending litigation, the Company intends to defend itself vigorously. An adverse result in this qui tam action could have a material adverse effect on the Company's business, financial condition and/or results of operations.

           As previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 1999, in April 1999 the Company received a document subpoena from the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services, Region II (New York, NY). The subpoena directed the Company to produce a broad range of documents from January 1, 1993 to the present relating to various areas including, among others, the Wound Care Centers, wound care treatment programs and general business practices. The subpoena stated that it had been delivered in connection with a "Health Care Investigation". In response to that subpoena, the Company has furnished a large number of documents to the OIG.

           The Company has learned that this "Health Care Investigation" relates to a qui tam action filed under seal in the United States District Court for the Southern District of New York in 1998. Pursuant to a court order entered on January 11, 2000, the seal under which this action was filed was modified to, among other things, permit the Company to disclose the allegations in the complaint in its periodic filings with the Securities and Exchange Commission and as required to fulfill its disclosure obligations under federal and state securities laws.

           The complaint was filed by a "whistleblower" relator under the Federal Civil False Claims Act and names the Company and hospitals with which it does business as defendants. The complaint alleges, among other things, that the defendants violated the "anti-kickback" statute in part because a portion of the Company's fee was based on the number of new patients seen in the wound care centers managed by the Company; engaged in prohibited self-referral transactions; improperly billed Medicare for costs and services not covered by Medicare; double-billed Medicare for professional services; and submitted false claims to Medicare. Certain of the allegations are similar to the allegations made in United States ex. Rel. Joseph "Mickey" Parslow v. Columbia/HCA Health Care Corporation and Curative Health Services, Inc., qui tam action. The complaint in the Southern District of New York action asserts that, as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim.

           The United States has not yet decided whether to intervene in the New York qui tam action. If it does not, then the plaintiff relator may pursue the claims on his/her own or may withdraw the complaint.

           The Company disagrees with the characterizations in the complaint of its contractual arrangements, its services, and the fees it charges for those services, and intends to defend itself vigorously in this action. An adverse result in this qui tam action could have a material adverse effect on the Company's business, financial condition and/or results of operations.

                   Further, if the government were to conclude that the Company engaged in any misconduct, it could result in affecting the Company's relationship with all its hospital customers, substantial monetary fines and/or penalties, and even

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

NOTE J -- LEGAL PROCEEDINGS (CONTINUED)

exclusion from the governmental healthcare programs which could have a material adverse effect on the business, financial position and results of operations of the Company.

         Subsequent to the disclosure of the Parslow "whistleblower" lawsuit and Department of Justice action, the Company and, in some cases, certain of its officers were named in four shareholder lawsuits, namely:

                  Ernest Hack versus Curative Health Services, Inc et al.

                  Scott Thompson versus Curative Health Services, Inc et al.

                  Tirdad Thompson versus Curative Health Services, Inc et al.

                  William Nolan versus Curative Health Services, Inc et al.

         All suits were filed in the United States District Court for the Eastern District of New York. The four shareholder lawsuits have been consolidated into one class action lawsuit. The lawsuits allege generally that the Company and its officers violated federal securities laws by disseminating materially false and misleading statements and failing to disclose material information relating to the contractual relationships with Columbia/HCA Healthcare Corporation and other hospitals, and certain purported misrepresentations in connection therewith. The suit seeks to recover unspecified damages from defendants. The Company denies the allegations and intends to vigorously defend the suits. The Court denied defendants motion to dismiss and discovery is currently ongoing. An adverse result in this lawsuit could have a material adverse effect on the Company's business, financial conditions and/or results of operations.

         Notwithstanding its belief that it has complied with the law and its intention to defend itself vigorously, if it is determined to be in the best interests of the Company, it is possible that the Company will eventually choose to enter into a settlement with the government related to the qui tam actions and or the plaintiffs in the securities litigation lawsuit that could have a material adverse effect on the Company's business, financial condition and/or results of operations.

         In addition, the Company, in the ordinary course of business, is the subject of or party to various lawsuits, the outcome of which in the opinion of management, will not have a material adverse effect on its financial position and/or results of operations.

NOTE K -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:
                                                  1999      1998        1997
                                                        (In thousands)
                                               --------------------------------
   Denominator:
         Denominator for basic earnings per
         share, weighted average shares           10,559    12,704      12,404

   Effect of dilutive employee stock options (a)     197       367         550
                                                     ---       ---         ---
   Denominator for diluted earnings per share,
         adjusted weighted average shares and
         assumed conversions                      10,756    13,071      12,954
                                                  ======    ======      ======

 (a) Potentially dilutive employee and director stock options that have been excluded from this amount because they are anti-dilutive amounted to 1,198,000, 425,000 and 454,000 in 1999, 1998, 1997, respectively.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

NOTE K -- EARNINGS PER SHARE (CONTINUED)

         The numerator for basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 is the net income for the period.


NOTE L -- EMPLOYEE BENEFITS

                  The Company maintains a qualified Employee Savings Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reductions and employer contributions at the discretion of the Company. The Company currently has authorized employer contributions of 50% of employees' contribution up to 2% of the employees' compensation. The Company's contribution expense was $552,000, $480,000 and $385,000 in 1999, 1998 and 1997,
respectively.

The Company also maintains a non-qualified Deferred Compensation Plan for certain executives and directors. The Company's expense for this Deferred Compensation Plan was $145,000 in 1999, the initial year for this plan.

                                                                     Schedule II


                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1999


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

Year ended December 1999
Allowance for doubtful accounts          $  1,679,000    $  3,668,000          $    -        $  3,071,000(1)    $  2,276,000
                                            =========       =========           =====           =========          =========

Year ended December 31, 1998:
Allowance for doubtful accounts          $  2,492,000    $  1,957,000          $    -        $  2,770,000(1)    $  1,679,000
                                            =========      ==========           =====           =========          =========

Year ended December 31, 1997:
Allowance for doubtful accounts          $    941,000    $  1,648,000          $    -        $     97,000(1)    $  2,492,000
                                              =======       =========           =====           =========          =========
Allowance for deferred tax valuation     $  6,129,000    $          -          $    -        $  6,129,000(2)    $          -
                                            =========       =========           =====           =========          =========

(1)  Accounts written off
(2)  Reduction in allowances


                                INDEX TO EXHIBITS

Exhibit No.       Description                                                                    Page No.
---------------------------------------------------------------------------------------------------------
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

     4.1          Stock Purchase Agreement, dated July 6, 1989, among
                  the Company and certain investors named therein                                (1) (Ex. 4.2)

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

    10.3          Form of Wound Care Center(R)Contract                                           (12)

    10.4          Lease Agreement dated June 30, 1997,  and amended  Lease
                  Agreement dated November 13, 1997, between New York Life
                  Insurance Company and the Company                                              (12)

    10.5          Employment Agreement, dated as of September 1, 1997 between
                  John C. Prior and the Company                                                  (9)**

    10.6          1991 Stock Option Plan                                                         (1) (Ex. 10.27)**

    10.7          Amendment No. 4 to the 1991 Stock Option Plan                                  (12)**

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

    10.14         Amendment of Employment Agreement, dated September 1, 1997
                  between John Vakoutis and the Company                                          (9)**

    10.15         Employment Agreement dated as of September 1, 1997, between
                  Carol Gleber and the Company                                                   (9)**

    10.16         Employment Agreement dated as of June 17, 1987, between
                  Gary Jensen and the Company                                                    (6)**

    10.19         Curative Technologies, Inc. Non-Employee Director Stock Option
                  Plan                                                                           (8)

    10.19.1       Amendment No. 1 to Curative Technologies, Inc. Non Employee
                  Director Stock Option Plan                                                     (10) (Ex. 10.19)

    10.20         Employment Agreement dated as of October 21, 1998 between
                  Robert Heisler and the Company                                                 (12)**

    10.21         Amended Employment Agreement dated December 17, 1997 between
                  William Tella and the Company                                                  (11)**

    10.22         Development and Licensing Agreement dated May 19, 1998 between
                  Accordant Health Services, Inc. and the Company                                (12)

    10.23        Stock Purchase Agreement dated May 1998, among Accordant Health
                 Services, Inc, the Company and certain investor named herein.                   (12)

    21            Subsidiaries of the Registrant                                                  *

    23            Consent of Ernst & Young LLP                                                    *

    24            Power of Attorney (included signature page)

    27            Financial Data Schedule


*      Filed herewith
**     Required to be filed pursuant to Item 601(b) (10) (ii) (A)  or (iii) of
       Regulation S-K.


(1) Incorporated by reference to similarly numbered exhibit to the Company's current report on Form 8-K dated May 30, 1996.
(2) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 33-39880).
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed July 7, 1993, No. 33-65710).
(4) Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1993.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed October 13, 1994, No. 33-85188).
(6) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended
       December 31, 1994.
(7) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated November 6, 1995.
(8) Incorporated by reference to Exhibit 10.25.2 to the Company's Quarterly Report on Form 10-Q filed for the year ended June 30, 1996.
(9) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report and Form 10-K filed the year ended
       December 31, 1997.
(10)   Incorporated by reference to the similarly numbered exhibit
       (unless otherwise indicated) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(11) Incorporated by reference to Exhibit 10.45.1 to the Company's Quarterly Report on Form 10Q for the quarter ended March 3, 1998.
(12) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on From 10K filed for the year ended December 31, 1998.

                                                                   Exhibit 21


SUBSIDIARIES OF THE REGISTRANT

The following is a list of all of the subsidiaries of the registrant:

1.  CHS Services, Inc., organized under the laws of Delaware.

                                                                   Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-65751) pertaining to the Curative Health Services, Inc. and subsidiaries 1991 Stock Option Plan, as amended, in Registration Statement (Form S-8 No. 333-65753) pertaining to Curative Health Services, Inc. Non-Employee Director Stock Option Plan, as amended, in the Registration Statement (Form S-8 No. 33-19370) pertaining to the Curative Health Services, Inc. and subsidiaries Director Share Purchase Program and in the Registration Statement (Form S-8 No. 33-85188) pertaining to the Curative Health Services, Inc. and subsidiaries Employee 401(k) Savings Plan of our report dated February 7, 2000, with respect to the consolidated financial statements and schedule of Curative Health Services, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1999.

                                               /s/  Ernst & Young LLP
Melville, New York
March ___, 2000