Form 10-Q
period 2000-03-31
CURATIVE HEALTH SERVICES INC
filed 2000-05-15
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)

     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----------Exchange Act of 1934

For the quarterly period ended March 31, 2000

                                       OR

           Transition report pursuant to Section 13 or 15 (d) of the Securities -----------Exchange Act of 1934


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

               Yes     X                                       No  ______

As of April 30, 2000 there were 8,874,410 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                 Curative Health Services, Inc. and Subsidiary

                                      INDEX


Part I         Financial Information                                    Page No.
--------------------------------------------------------------------------------
Item 1         Condensed Consolidated Financial Statements:

               Condensed Consolidated Statements of Operations
                      Three Months ended March 31, 2000 and 1999              3

               Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999                    4

               Condensed Consolidated Statements of Cash Flows
                      Three Months ended March 31, 2000 and 1999              5

               Notes to Condensed Consolidated Financial Statements           6

Item 2         Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                               7

Item 3         Quantitative and Qualitative Disclosures About Market Risk     12



Part II        Other Information                                        Page No.
--------------------------------------------------------------------------------
Item 1         Legal Proceedings                                              14

Item 6         Exhibits and Reports on Form 8-K                               15

               Signatures                                                     16

Part I.  Financial Information
------------------------------
Item 1.  Condensed Consolidated Financial Statements

                 Curative Health Services, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   1999             2000
                                                              ----------------------------
Revenues                                                        $  22,200       $  25,243

Cost and Expenses:

        Cost of product sales and services                         13,984          14,074
        Selling, general and administrative                         6,535           5,714
                                                                    -----           -----
           Total costs and operating expenses                      20,519          19,788
                                                                   ------          ------

Income from operations                                              1,681           5,455

Interest income                                                       624             645


Income before income taxes                                          2,305           6,100

Income taxes                                                          916           2,288
                                                                      ---           -----
Net income                                                      $   1,389       $   3,812
                                                                    =====           =====

Net income per common share, basic                              $     .14       $     .32
                                                                      ===             ===

Net income per common share, diluted                            $     .14       $     .31
                                                                      ===             ===

Weighted average common shares, basic                              10,011          11,873
                                                                   ======          ======

Weighted average common shares, diluted                            10,108          12,133
                                                                   ======          ======

                 Curative Health Services, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       March 31, 2000    December 31, 1999
                                                        (Unaudited)
                                                       -----------------------------------
ASSETS

Cash and cash equivalents                             $    17,151           $    16,215
Marketable securities held-to-maturity                     28,777                30,807
Accounts receivable, net                                   17,939                20,653
Deferred tax assets                                         2,271                 2,271
Prepaids and other current assets                           1,636                 1,820
                                                            -----                 -----
        Total current assets                               67,774                71,766

Property and equipment, net                                11,211                12,010
Other assets                                                5,320                 4,134
                                                            -----                 -----

        Total assets                                  $    84,305           $    87,910
                                                           ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                      $     6,570           $     7,831
Accrued expenses                                            8,049                 8,479
                                                            -----                 -----
        Total current liabilities                          14,619                16,310

Stockholders' equity

        Common stock                                           93                   100
        Additional paid in capital                         43,473                46,769
        Retained earnings                                  26,120                24,731
                                                           ------                ------
        Total stockholders' equity                         69,686                71,600
                                                           ------                ------

        Total liabilities and stockholders' equity    $    84,305           $    87,910
                                                           ======                ======

                 Curative Health Services, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  2000            1999
                                                               ----------------------------
OPERATING ACTIVITIES:

Net income                                                    $   1,389         $   3,812
Adjustments to reconcile net income to net
        cash provided by operating activities:

        Equity in operations of investee                             97                85
        Depreciation and amortization                             1,212             1,004
        Changes in operating assets and liabilities               1,236            (1,590)
                                                                  -----            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         3,934             3,311

INVESTING ACTIVITIES:

Purchase of property and equipment                                 (308)           (1,085)
Sales of marketable securities                                    2,030            12,446
                                                                  -----            ------
NET CASH PROVIDED BY INVESTING ACTIVITIES                         1,722            11,361

FINANCING ACTIVITIES:

Stock repurchases                                                (4,756)          (32,320)
Proceeds from exercise of stock options                              36                29
Principal payments on loans and capital lease obligations             -                (7)
                                                                  -----            ------
NET CASH USED IN FINANCING ACTIVITIES                            (4,720)          (32,298)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    936           (17,626)
Cash and cash equivalents at beginning of period                 16,215            24,222
                                                                 ------            ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  17,151         $   6,596
                                                                 ======             =====

SUPPLEMENTAL INFORMATION PERTAINING TO NONCASH
INVESTING AND FINANCING ACTIVITIES:
In March 2000, the Company recorded an increase of $1,417,000 to its investment in Accordant Health Services, Inc. and a corresponding increase to paid in capital related to an increase in the value of the Company's equity interest in Accordant.

                 Curative Health Services, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

    The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.


Note 2.  Net Income per Common Share

    Net income per common share, basic, is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of basic and diluted earnings per share:

                                                        2000          1999
                                                        ------------------

               Weighted average shares, basic         10,011        11,873
               Effect of diluted stock options            97           260
                                                          --           ---
               Weighted average shares, diluted       10,108        12,133
                                                      ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues.  The  Company's  revenues  for the first  quarter of fiscal  year 2000 decreased 12 percent to $22,200,000 compared to $25,243,000 for the first quarter of the prior fiscal year. The revenue decrease is attributable to the termination of 22 hospital based programs during the last 12 months, renegotiation of contract terms at approximately 80 programs, and reduced Procuren sales. The reduction in revenue was partially offset by the opening of 15 new programs over the last 12 months. The Company ended the first quarter of 2000 with 153 hospital based Wound Care Centers operating compared to 160 at the end of the first quarter 1999. Revenues at existing centers declined 7 percent in the first quarter of 2000 as compared to the same period in 1999, primarily due to such contract renegotiations and declining Procuren revenues. The Company anticipates that as a result of the July 2000 implementation by the Health Care Financing Administration (HCFA) of the Outpatient Prospective Payment System
(OPPS) for hospitals and new provider based designation guidelines, reimbursement rates to hospitals will be insufficient resulting in reduced revenues to the hospitals. The Company expects that it will need to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations. As hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from Medicare and third party payors, there can be no assurance that the Company's renegotiation efforts will be successful. The termination or non-renewal of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the recent legal actions against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development may be slower than normal given the legal uncertainties facing the Company and the pending OPPS implementation. Any inability of the Company to develop new Wound Care Centers could further reduce revenue. The Company has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. Total new patients increased 5 percent from 14,905 in the first quarter of 1999 to 15,636 for the same period in 2000. The total number of new patients receiving Procuren(R) therapy decreased from 1,670 in the first quarter of 1999 to 1,018 in the first quarter of 2000. The percentage of patients receiving Procuren(R) therapy decreased during the first quarter of 2000 to 7 percent from 11 percent for the same period in 1999. The Company believes that this decrease is attributable to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), a lack of available reimbursement for Medicare patients, the inability of hospitals to assume collection risks due to financial constraints and increased competition from other wound healing products. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline gradually in the future.

Costs of Product Sales and Services. Costs of product sales and services for the first quarter decreased from $14,074,000 in 1999 to $13,984,000 in 1999, a decrease of 1 percent. The decrease is attributable to reduced staffing and operating expenses of approximately $342,000 related to the operation of 153 programs at the end of the first quarter 2000 compared with 160 programs operating at the end of the first quarter 1999, as well as reduced expenditures of approximately $268,000 related to Procuren production. The reduction in cost of sales was partially offset by an increase of approximately $430,000 related to increased patient volume at under-arrangement Wound Care Centers(R) at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. As a percentage of revenues, costs of product sales and services for the first quarter of 2000 was 63 percent compared to 56 percent for the same period in 1999. The increase is attributed to the lower revenue and negative same store sales growth which decreased margins and created an inability to leverage expenses over a broader revenue base.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter increased from $5,714,000 in 1999 to $6,535,000 in 2000 an increase of 14 percent. The increase is primarily attributable to legal and other costs of approximately $500,000 related to the Department of Justice action, the Office of Inspector General's document subpoena and shareholder class action lawsuits and approximately $200,000 of consulting and related costs associated with preparing for OPPS implementation. As a percentage of revenues, selling, general and administrative expenses were 29 percent in the first quarter of 2000 compared to 23 percent for 1999. The increase is due to the higher legal expense and decreased revenue in 2000.

Net Income. Net income was $1,389,000 or $0.14 per diluted share in the first quarter of 2000 compared to $3,812,000 or $0.31 per diluted share in the first quarter of 1999. The decrease in earnings of $2,423,000 for the three months ended March 31, 2000 as compared to March 31, 1999 is attributable to a reduced revenue base which impacted wound care center margins and the additional legal and consulting expenses.

Liquidity and Capital Resources.

Working capital was $53.2 million at March 31, 2000 compared to $55.5 million at December 31, 1999. Total cash, cash equivalents and marketable securities held-to-maturity as of March 31, 2000 was $45.9 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The Company's cash and cash equivalents declined from $47 million at December 31,1999 to $45.9 million at March 31, 2000. The decline is primarily attributable to the use of $4.8 million for the repurchase of 727,000 shares of the Company's common stock during the first quarter of 2000, offset by cash flows from operations. The ratio of current assets to current liabilities was 4.4:1 at December 31, 1999 and 4.6:1 at March 31, 2000.

Cash flows  provided by  operations  for the first three  months of 2000 totaled
$3,934,000 primarily attributable to the net income for the period and the reduction in accounts receivable. Cash flows providing by investing activities totaled $1,722,000 primarily attributable to sales of marketable securities. Cash flows used in financing activities totaled $4,720,000 primarily attributable to the Company's repurchase of shares.

For the first three months of 2000, the Company experienced a net decrease in accounts receivable of $2,714,000 and a decrease in the average number of days receivables outstanding to 73 days as of March 31, 2000 compared to 76 as of December 31, 1999. Further, the Company's accounts payable and accrued expenses decreased $1,691,000 as of March 31, 2000 compared to December 31, 1999.

The Company's longer term cash requirements include working capital for the expansion of its wound care business. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's management information systems, and the repurchase of Company stock. Additionally the Company expects to incur significant legal costs related to the Department of Justice actions and shareholder class action lawsuits filed against the Company (See Legal Proceedings, Part II Item 1). The Company expects that based on its current business plan, its existing cash, cash equivalents and marketable securities will be sufficient to satisfy its current working capital needs. The effects of inflation and foreign currency translation risks are considered immaterial.

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

                 Curative Health Services, Inc. and Subsidiary


Part II.  Other Information

Item 1.   Legal Proceedings

With respect to the Company's pending litigation and legal actions previously disclosed, there have been no material developments other than disclosed in Item 3 - "Legal Proceedings" in the Company's Annual Report on form 10K filed for the year ended December 31, 1999.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          27 Financial Data Schedule.

    (b)   Forms 8-K

    Form 8-K dated January 12, 2000, reporting under Item 5 on a qui tam action filed under seal in the United States District Court for the Southern District of New York in 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000

                                     Curative Health Services, Inc.
                                     (Registrant)




                                     /s/  John Vakoutis
                                     ------------------
                                     John Vakoutis
                                     President and Chief Executive Officer




                                     /s/  John C. Prior
                                     ------------------
                                     John C. Prior
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)