Form 10-Q
period 2000-06-30
CURATIVE HEALTH SERVICES INC
filed 2000-08-14
CIK 874212

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -----------------

                                    FORM 10Q

                              -----------------

(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

            Yes     X                                No  ______

As of July 31, 2000 there were 8,426,485 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                                      INDEX


Part I      Financial Information                                     Page No.
--------------------------------------------------------------------------------

Item 1      Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three and Six Months ended June 30, 2000 and 1999          3

            Condensed Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999                        4

            Condensed Consolidated Statements of Cash Flows
                  Six Months ended June 30, 2000 and 1999                    5

            Notes to Condensed Consolidated Financial Statements             6


Item 2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  7

Item 3      Quantitative and Qualitative Disclosures About Market Risk       9


Part II           Other Information                                    Page No.
--------------------------------------------------------------------------------

Item 1      Legal Proceedings                                                10

Item 4      Submission of Matters to a Vote of Security Holders              10

Item 6      Exhibits and Reports on Form 8-K                                 10

            Signatures                                                       11

Part I.  Financial Information
------------------------------
Item 1.  Condensed Consolidated Financial Statements

                  Curative Health Services, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended    Six Months Ended
                                                          June 30,            June 30,
                                                       2000     1999      2000      1999
                                                    ------------------    ----------------
Revenues                                             $21,590  $25,620   $43,790   $50,863

Costs and operating expenses:

      Cost of sales and services                      13,684   15,489    27,668    29,563
      Selling, general and administrative              7,131    6,788    13,666    12,502
                                                       -----    -----    ------    ------

           Total costs and operating expenses         20,815   22,277    41,334    42,065
                                                      ------   ------    ------    ------

Income from operations                                   775    3,343     2,456     8,798

Interest income                                          617      390     1,241     1,035
                                                         ---      ---     -----     -----

Income before taxes                                    1,392    3,733     3,697     9,833

Income taxes                                             557    1,414     1,473     3,702
                                                         ---    -----     -----     -----

Net income                                              $835   $2,319    $2,224    $6,131
                                                        ====   ======    ======    ======

Net income per common share, basic                      $.09     $.23      $.23      $.56
                                                        ====     ====      ====      ====

Net income per common share, diluted                    $.09     $.23      $.23      $.55
                                                        ====     ====      ====      ====

Weighted average common shares, basic                  9,008   10,089     9,510    10,979
                                                       =====   ======     =====    ======

Weighted average common shares, diluted                9,153   10,130     9,755    11,220
                                                       =====   ======     =====    ======

                             See accompanying notes

                  Curative Health Services, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                              June 30, 2000    December 31, 1999
                                               (Unaudited)
                                              ----------------------------------
ASSETS

Cash and cash equivalents                     $  18,687             $  16,215
Marketable securities held-to-maturity           28,379                30,807
Accounts receivable, net                         16,050                20,653
Deferred tax assets                               2,271                 2,271
Prepaids and other current assets                 2,121                 1,820
                                                  -----                 -----

      Total current assets                       67,508                71,766

Property and equipment, net                      10,872                12,010
Other assets                                      5,264                 4,134
                                                  -----                 -----

Total assets                                 $   83,644             $  87,910
                                                 ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                             $    7,756             $   7,831
Accrued expenses                                  8,919                 8,479
                                                  -----                 -----

      Total current liabilities                  16,675                16,310

Stockholders' equity

      Common stock                                   87                   100
      Additional paid in capital                 39,927                46,769
      Retained earnings                          26,955                24,731
                                                 ------                ------

      Total stockholders' equity                 66,969                71,600
                                                 ------                ------

Total liabilities and stockholders' equity   $   83,644             $  87,910
                                                 ======                ======

                             See accompanying notes

                  Curative Health Services, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                       2000          1999
                                                                 ---------------------------
OPERATING ACTIVITIES:

Net income                                                        $   2,224     $   6,131
Adjustments to reconcile net income to net
      cash provided by operating activities:

      Equity in operations of investee                                  148           178
      Depreciation and amortization                                   2,499         2,052
      Changes in operating assets and liabilities                     4,548        (4,451)
                                                                      -----        -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             9,419         3,910

INVESTING ACTIVITIES:

Investment in Accordant Health Services, Inc.                             -        (1,000)
Purchase of property and equipment                                   (1,102)       (1,788)
Sales of marketable securities                                        2,428        17,178
                                                                      -----        ------

NET CASH PROVIDED BY INVESTING ACTIVITIES                             1,326        14,390

FINANCING ACTIVITIES:

Stock repurchases                                                    (8,309)      (32,320)
Proceeds from exercise of stock options                                  36            33
Principal payments on loans and capital lease obligations                 -            (7)

NET CASH USED IN FINANCING ACTIVITIES                                (8,273)      (32,294)
                                                                     -------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,472       (13,994)
Cash and cash equivalents at beginning of period                     16,215        24,222

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  18,687     $  10,228
                                                                     ======        ======

SUPPLEMENTAL INFORMATION PERTAINING TO NONCASH
INVESTING AND FINANCING ACTIVITIES:
In March 2000, the Company recorded an increase of $1,417,000 to its investment in Accordant Health Services, Inc. and a corresponding increase to paid in capital related to an increase in the value of the Company's equity interest in Accordant.

                             See accompanying notes

                  Curative Health Services, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.


Note 2.  Net Income per Common Share

   Net income per common share, basic, is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of basic and diluted earnings per share:


                                       Three Months Ended      Six Months Ended
                                             June 30,                June 30,
                                          2000     1999           2000     1999
                                       ----------------------------------------
 Weighted average shares, basic          9,008   10,089          9,510   10,979

 Effect of diluted stock options           145       41            245      241
                                           ---       --            ---      ---

 Weighted average shares, diluted        9,153   10,130          9,755   11,220
                                         =====   ======          =====   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues.  The  Company's  revenues  for the second  quarter of fiscal year 2000 decreased 16 percent to $21,590,000 compared to $25,620,000 for the second quarter of the prior fiscal year. The revenue decrease is attributable to the termination of 22 hospital based programs during the last 12 months, renegotiation of contract terms at approximately 64 programs, and reduced Procuren sales. The reduction in revenue was partially offset by the opening of 11 new programs over the last 12 months. The Company ended the second quarter of 2000 with 149 hospital based Wound Care Centers operating compared to 160 at the end of the second quarter 1999. Revenues at existing centers declined 11 percent in the second quarter of 2000 as compared to the same period in 1999, primarily due to such contract renegotiations and declining Procuren revenues. The Company anticipates that as a result of the August 2000 implementation by the Health Care Financing Administration (HCFA) of the Outpatient Prospective Payment System (OPPS) for hospitals and new provider based designation guidelines, reimbursement rates to hospitals will be insufficient resulting in reduced revenues to the hospitals. The Company expects that it will need to modify its management contracts with many of its hospital customers which will result in reduced revenue to the Company or even contract terminations. As hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from Medicare and third party payors, there can be no assurances that the Company's renegotiation efforts will be successful. The termination or non-renewal of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the recent legal action against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development has been slow given the legal uncertainties facing the Company and the pending OPPS implementation. Any inability of the Company to develop new Wound Care Centers could further reduce revenue. The Company has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. Total new patients increased 2 percent from 15,576 in the second quarter of 1999 to 15,957 for the same period in 2000. The total number of new patients receiving Procuren(R) therapy decreased from 1,636 in the second quarter of 1999 to 938 in the second quarter of 2000. The percentage of patients receiving Procuren(R) therapy decreased during the second quarter of 2000 to 6 percent from 11 percent for the same period in 1999. For the first six months of 2000 revenues totaled $43,790,000 compared to $50,863,000 for the same period in 1999, a 14% decrease. The decrease in revenues is attributable to contract terminations, renegotiations and a reduction in Procuren revenues as the result of a reduction in Procuren patients. Total new patients for the first six months of 2000 were 31,593 compared to 30,481 for the same period in 1999, a 4 percent increase. The total number of new patients receiving Procuren therapy decreased 41 percent to 1,956 in the first six months of 2000 from 3,306 in the first six months of 1999. The Company believes that this decrease is attributable to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), a lack of available reimbursement for Medicare patients, the inability of hospitals to assume collection risks due to financial constraints and increased competition from other wound healing products. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline in the future.

Costs of Product Sales and Services. Costs of product sales and services for the second quarter decreased from $15,489,000 in 1999 to $13,684,000 in 2000, a decrease of 12 percent and for the first six months of 2000 totaled $27,668,000 compared to $29,563,000 for the same period in 1999. For the second quarter 2000 the decrease is attributable to reduced staffing and operating expenses of approximately $989,000 related to the operation of 149 programs at the end of the second quarter 2000 compared with 160 programs operating at the end of the second quarter 1999, as well as reduced expenditures of approximately $381,000 related to Procuren production. As a percentage of revenues, costs of product sales and services for the second quarter of 2000 was 63 percent compared to 60 percent for the same period in 1999. For the first six months of 2000 cost of product sales and services decreased 6 percent. The decrease is primarily attributable to reduced staffing and operating expenses of approximately $1,198,000 related to the operation of 149 programs at the end of the second quarter of 2000 compared with 160 for the same period in 1999 and reduced expenses of approximately $648,000 related to Procuren production. As a percentage of revenues, cost of product, sales and services were 63 percent for the first six months of 2000 compared to 58 percent for the same period in 1999. The increase in cost of sales as a percentage of revenues for 2000 is attributable to contract renegotiations and the resulting decrease in revenues as well as a decline in the Procuren margin due to declining Procuren sales.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter increased from $6,788,000 in 1999 to $7,131,000 in 2000 an increase of 5 percent, and for the first six months of 2000 increased 9 percent to $13,666,000 compared to $12,502,000 for the same period in 1999. The increase for the quarter and six months is primarily attributable to an increase in legal and other costs related to the Department of Justice actions and shareholder class action suit of approximately $450,000 and approximately $350,000 of consulting and related costs associated with preparing for OPPS implementation. As a percentage of revenues, selling, general and administrative expenses were 33 percent in the second quarter of 2000 compared to 26 percent for 1999 and for the six months were 31 percent compared to 25 percent for the same period in 1999. The increase for the quarter and six months is due to the higher legal and consulting expense and decreased revenue in 2000.

Net Income. Net income was $835,000 or $0.09 per diluted share in the second quarter of 2000 compared to $2,319,000 or $0.23 per diluted share in the second quarter of 1999 and for the first six months of 2000 was $.23 per diluted share compared to $.55 per diluted share for the same period in 1999. The decrease in earnings for the second quarter and first six months of 2000 is attributable to a reduced revenue base which impacted wound care center margins and the additional legal and consulting expenses.

Liquidity and Capital Resources.

Working capital was $50.8 million at June 30, 2000 compared to $55.5 million at December 31, 1999. Total cash, cash equivalents and marketable securities held-to-maturity as of June 30, 2000 was $47.1 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities was 4.4:1 at December 31, 1999 and 4.1:1 at June 30, 2000.

Cash flows provided by operations for the first six months of 2000 totaled $9,419,000 primarily attributable to the net income for the period and a reduction in accounts receivable days outstanding to 67 days from 76 days at December 31, 1999. Cash flows provided by investing activities totaled $1,326,000 primarily attributable to maturities of marketable securities. Cash flows used in financing activities totaled $8,273,000 primarily attributable to the Company's repurchase of 1,352,000 shares of its common stock.

For the first six months of 2000, the Company experienced a net decrease in accounts receivable of $4,603,000 and a decrease in the average number of days receivables outstanding to 67 days as of June 30, 2000 compared to 76 as of December 31, 1999.

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

                Curative Health Services, Inc. and Subsidiary


Part II.  Other Information
---------------------------
Item 1. Legal Proceedings

As reported in April 1999,  Curative has been named in a  Department  of Justice
(DOJ) action filed in the Middle District of Florida alleging that the Company made improper charges to Columbia/HCA hospitals. An amended complaint, originally anticipated to be filed by August 6, 1999, was extended until June 18, 2000. The Department of Justice contacted the Company, through its outside legal counsel, seeking an additional six-month extension. The Company has agreed to an extension and anticipates receiving the amended complaint on or before January 15, 2001.

With respect to the Company's pending litigation and legal actions previously disclosed, there have been no further material developments other than disclosed in Item 3 - "Legal Proceedings" in the Company's Annual Report on form 10K filed for the year ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2000 annual meeting of stockholders on May 31, 2000. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the Annual Meeting in person or by proxy the holders of 8,954,037 votes. At the meeting the stockholders elected all nine members of the Company's Board of Directors to serve for a term of one year.

Elected members of the Board of Directors: (Shares voted affirmative in parenthesis)

          Paul Auerbach    (8,473,671) Gerard Moufflet  (8,475,126)
          Daniel Berce     (8,475,226) Lawrence English (8,474,980)
          Timothy I.       (8,474,806) John Vakoutis    (8,401,370)
          Maudlin
          Daniel Gregorie  (8,475,126) Joseph Feshbach  (8,474,906)
          Joel Kurtzman    (8,475,026)

The stockholders also approved the following:

(a)Certain restricted stock awards granted to executive officers of the Company. Number of votes for were 4,018,997, against 611,428, and 29,916 abstained. Broker non-votes were 4,293,696.

(b)The adoption of the Curative Health Services, Inc. 2000 Stock Incentive Plan which authorizes the issuance of 1,600,000 shares of the Company's common stock. Number of votes for were 3,026,761, against 1,609,055, and 24,525 abstained. Broker non-votes were 4,293,696.

(c)Various amendments to the Company's Non-Employee Director Stock Option Plan. Number of votes for were 3,275,352, against 1,351,217, and 33,772 abstained. Broker non-votes were 4,293,696.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      10.19.2   Amendments to the Non-Employee Director Stock Option Plan

      10.24     Curative Health Services, Inc. 2000 Stock Incentive Plan

      10.25     Form of Restricted Stock Award Agreement Dated August 11, 1999

      10.26     Non-Employee Director Severence Plan

      27        Financial Data Schedule

(b)   Forms 8-K

         There were no reports on From 8-K during this quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2000

                                 Curative Health Services, Inc.
                                 (Registrant)



                                 /s/  John Vakoutis
                                 ------------------------------------
                                 John Vakoutis
                                 Chairman and Chief Executive Officer




                                 /s/  John C. Prior
                                 -------------------------------------------
                                 John C. Prior
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                                                 Exhibit 10.19.2

                         Curative Health Services, Inc.
               Amendments to Non-Employee Director Stock Option Plan

            WHEREAS, pursuant to resolutions adopted by the Board of Directors of Curative Health Services, Inc. at a meeting on April 25, 2000, the Curative Health Services, Inc. Non-Employee Director Stock Option Plan (the "Plan") was amended to:

            (a) increase the number of shares of Common Stock available for issuance pursuant to options granted thereunder from 250,000 to 650,000,

            (b) provide that the non-employee directors and director nominees elected at the Meeting shall each be granted an option for 24,000 shares,

            (c) provide that any person who was a non-employee director during 1999 who is not nominated for re-election to the Board at the Meeting, or who resigns from the Board of Directors following the entry of final non-appealable orders in the pending litigation, shall receive an option for 12,000 shares under the Director Plan as though that director had been re-elected as a director at the next stockholder meeting after such non-nomination or resignation,

            (d ) provide that any option granted pursuant to clause (c), and any other options held by a person receiving a grant of an option pursuant to clause (c), shall be immediately vested and exercisable and shall remain exercisable until the second anniversary of the termination of such person's service as a director of the Company,

            (e) provide that for all directors who are granted options for 24,000 shares pursuant to clause (b) above, there shall be no grants under the Director Plan in connection with the Company's 2001 annual stockholders meeting,

            (f) increase the number of options granted to each non-employee director in connection with annual stockholder meetings after 2001 to 12,000,

            (g) provide that for all directors elected after the May 31, 2000 stockholders meeting the automatic initial grant of options be increased from 10,000 to 12,000 shares. Additionally, any director elected after the 2000 Annual Meeting and before the 2002 Annual Meeting will receive a prorated portion of 24,000 option shares according to the date the director is elected to the Board (e.g. a director elected six months after the 2000 Annual Meeting would receive 18,000 option shares), and

            (h) provide that all current non-employee directors have the right to surrender on or before June 15, 2000 options held by him with an exercise price exceeding $10 per share. Such surrendered options will be exchanged for new options according to the following:

                As to options  with an exercise  price of $20 or more per share, each director may exchange a maximum of 15,000 options shares and receive in exchange an option for one-third the number of option shares surrendered.

                As to options with an exercise price of $10 per share,  but less that $20 per share, each director may exchange a maximum of 15,000 option shares and receive in exchange that number of shares equal to the product of (i) the number of option shares surrendered times (ii) the ratio of the closing price of the Common Stock on May 31, 2000 to the original exercise price of the option shares surrendered.

The options granted in exchange for the surrendered options will be granted at an exercise price equal to the closing price of the Common Stock on May 31, 2000.


      WHEREAS, such amendments to the plan are subject to the approval of the shareholders of the Company.

      NOW,   THEREFORE,   subject  to  the  receipt  of  such  approval  of  the
shareholders of the Company the Plan is amended.

                                                                   Exhibit 10.24


                         CURATIVE HEALTH SERVICES, INC.
                          2000 STOCK INCENTIVE PLAN


Section 1.  Purpose of Plan; Effect on Prior Plan.

      (a) Purpose. The purpose of the Plan (as defined below) is to promote the interests of Curative Health Services, Inc., a Minnesota corporation, and its shareholders by aiding the Company in attracting and retaining employees, officers, consultants, independent contractors and non-employee directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company's business and to afford such persons an opportunity to acquire a proprietary interest in the Company.

      (b) Effect on Prior Plan and Related Stock Options. This Plan supersedes and replaces the Company's 1991 Stock Option Plan (the "Prior Plan"), and all stock options granted and outstanding thereunder shall be deemed granted and outstanding hereunder. From and after the Effective Date of this Plan, no stock options shall be granted under the Prior Plan. Any reference to such Prior Plan in any currently effective stock option agreement shall be deemed to be a reference to this Plan.

      (c) Effect on Other Stock Options. All other stock options heretofore granted by the Company and outstanding on the Effective Date shall be deemed granted and outstanding hereunder.

Section 2.  Definitions.

      As used in the Plan, the following terms shall have the meanings set forth below:

            (a) "Affiliate" shall mean (i) any entity that, directly or indirectly through one or more intermediaries, is controlled by the Company and
(ii) any entity in which the Company has a significant equity interest, in each case as determined by the Committee.

            (b) "Award" shall mean any Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Performance Award, Other Stock Grant or Other Stock-Based Award granted under the Plan.

            (c) "Award Agreement" shall mean any written agreement, contract or other instrument or document evidencing any Award granted under the Plan.

            (d) "Board" shall mean the Board of Directors of the Company.

            (e) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder.

            (f) "Committee" shall mean a committee of Directors designated by the Board to administer the Plan. The Committee shall be comprised of not less than such number of Directors as shall be required to permit Awards granted under the Plan to qualify under Rule 16b-3, and each member of the Committee shall be a "Non-Employee Director" within the meaning of Rule 16b-3 and an "outside director" within the meaning of Section 162(m) of the Code. The Company expects to have the Plan administered in accordance with the requirements for the award of qualified performance-based compensation" within the meaning of
Section 162(m) of the Code.

            (g) "Company" shall mean Curative Health Services, Inc., a Minnesota corporation, and any successor corporation.

            (h) "Director" shall mean a member of the Board.

            (i) "Effective Date" shall mean the date given in Section 10 of the Plan.

            (j) "Eligible Person" shall mean any employee, officer, consultant, independent contractor or Director providing services to the Company or any Affiliate whom the Committee determines to be an Eligible Person.

            (k) "Fair Market Value" shall mean, with respect to any property (including, without limitation, any Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be reasonably established in good faith from time to time by the Committee, but not less than (i) the closing price of the Shares as reported for composite transactions, if the Shares are then traded on a national securities exchange,
(ii) the last sale price of the Shares, if the Shares are then quoted on the NASDAQ National Market System or (iii) the average of the closing representative bid and asked prices of the Shares as reported on NASDAQ on the date as of which fair market value is being determined.

            (l)  "Incentive  Stock  Option"  shall mean an option  granted under
Section 6(a) of the Plan that is intended to meet the requirements of Section 422 of the Code or any successor provision.

            (m) "Non-Qualified  Stock Option" shall mean an option granted under
Section 6(a) of the Plan that is not intended to be an Incentive Stock Option.

            (n) "Option" shall mean an Incentive Stock Option or a Non-Qualified Stock Option, and shall include Reload Options.

            (o) "Other Stock Grant" shall mean any right granted under Section 6(e) of the Plan.

            (p) "Other  Stock-Based  Award" shall mean any right  granted  under
Section 6(f) of the Plan.

            (q) "Participant" shall mean an Eligible Person designated to be granted an Award under the Plan.

            (r) "Performance Award" shall mean any right granted under Section 6(d) of the Plan.

            (s) "Person" shall mean any individual, corporation, partnership, association or trust.

            (t) "Plan" shall mean the Curative Health Services, Inc. 2000 Stock Incentive Plan, as amended from time to time, the provisions of which are set forth herein.

            (u) "Reload Option" shall mean any Option granted under Section 6(a)(iv) of the Plan.

            (v) "Restricted Stock" shall mean any Shares granted under Section 6(c) of the Plan.

            (w)  "Restricted  Stock  Unit"  shall  mean any unit  granted  under
Section 6(c) of the Plan evidencing the right to receive a Share (or a cash payment equal to the Fair Market Value of a Share) at some future date.

            (x) "Rule 16b-3" shall mean Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor rule or regulation.

            (y) "Shares" shall mean shares of Common Stock, $.01 par value per share, of the Company or such other securities or property as may become subject to Awards pursuant to an adjustment made under Section 4(c) of the Plan.

            (z) "Stock  Appreciation  Right" shall mean any right  granted under
Section 6(b) of the Plan.

Section 3.  Administration.

            (a) Power and Authority of the Committee. The Plan shall be administered by the Committee. Subject to the express provisions of the Plan and to applicable law, the Committee shall have full power and authority to: (i) designate Participants; (ii) determine the type or types of Awards to be granted to each Participant under the Plan; (iii) determine the number of Shares to be covered by (or with respect to which payments, rights or other matters are to be calculated in connection with) each Award; (iv) determine the terms and conditions of any Award or Award Agreement; (v) amend the terms and conditions of any Award or Award Agreement and accelerate or defer the exercisability of Options or the lapse of restrictions relating to Restricted Stock, Restricted Stock Units or other Awards; (vi) determine whether, to what extent and under what circumstances Awards may be exercised in cash, Shares, other securities, other Awards or other property, or canceled, forfeited or suspended; (vii) determine whether, to what extent and under what circumstances cash, Shares, promissory notes, other securities, other Awards, other property and other amounts payable with respect to an Award under the Plan shall be deferred either automatically or at the election of the holder thereof or the Committee; (viii) interpret and administer the Plan and any instrument or agreement, including an Award Agreement, relating to the Plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (x) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan, subject to the exclusive authority of the Board under Section 7(a) herein to amend or terminate this Plan. Unless otherwise expressly provided in the Plan or unless otherwise disapproved by the Board, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon any Participant, any holder or beneficiary of any Award and any employee of the Company or any Affiliate.

            (b) Delegation. The Committee may delegate its powers and duties under the Plan to one or more Directors or a committee of Directors, subject to such terms, conditions and limitations as the Committee may establish in its sole discretion.

            (c) Power and Authority of the Board of Directors. Notwithstanding anything to the contrary contained herein, the Board may, at any time and from time to time, without any further action of the Committee, exercise the powers and duties of the Committee under the Plan.

            (d) Stock Incentive Agreements. An Award shall be effective and binding only if an award agreement shall have been duly executed and delivered by the Company.

Section 4.  Shares Available for Awards.

            (a) Shares Available. Subject to adjustment as provided in Section 4(c) of the Plan, the aggregate number of Shares that may be issued under all Awards under the Plan shall be 3,413,353, including Options for Shares under the Prior Plan outstanding on the Effective Date, and Shares issuable under other Options outstanding on the Effective Date. Shares to be issued under the Plan may be either authorized but unissued Shares or Shares acquired in the open market or otherwise. Any Shares that are used by a Participant as full or partial payment to the Company of the purchase price relating to an Award, or in connection with the satisfaction of tax obligations relating to an Award, shall again be available for granting Awards (other than Incentive Stock Options) under the Plan. In addition, if any Shares covered by an Award or to which an Award relates are not purchased or are forfeited, or if an Award otherwise terminates without delivery of any Shares, then the number of Shares counted against the aggregate number of Shares available under the Plan with respect to such Award, to the extent of any such forfeiture or termination, shall again be available for granting Awards under the Plan. Notwithstanding the foregoing, the number of Shares available for granting Incentive Stock Options under the Plan shall not exceed 1,600,000, subject to adjustment as provided in the Plan and subject to the provisions of Section 422 or 424 of the Code or any successor provision.

            (b) Accounting for Awards. For purposes of this Section 4, if an Award entitles the holder thereof to receive or purchase Shares, the number of Shares covered by such Award or to which such Award relates shall be counted on the date of grant of such Award against the aggregate number of Shares available for granting Awards under the Plan.

            (c) Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Shares or other securities of the Company, issuance of warrants or other rights to purchase Shares or other securities of the Company or other similar corporate transaction or event affects the Shares such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of
(i) the number and type of Shares (or other securities or other property) that thereafter may be made the subject of Awards, (ii) the number and type of Shares (or other securities or other property) subject to outstanding Awards and (iii) the purchase or exercise price with respect to any Award; provided, however, that the number of Shares covered by any Award or to which such Award relates shall always be a whole number.

            (d) Award Limitations Under the Plan. No Eligible Person may be granted any Award or Awards under the Plan, the value of which Award or Awards is based solely on an increase in the value of the Shares after the date of grant of such Award or Awards, for more than 50,000 Shares (subject to adjustment as provided for in Section 4(c) of the Plan), in the aggregate in any calendar year. The foregoing annual limitation specifically includes the grant of any Award or Awards representing "qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

Section 5.  Eligibility.

      Any Eligible Person shall be eligible to be designated a Participant. In determining which Eligible Persons shall receive an Award and the terms of any Award, the Committee may take into account the nature of the services rendered by the respective Eligible Persons, their present and potential contributions to the success of the Company or such other factors as the Committee, in its discretion, shall deem relevant. Notwithstanding the foregoing, an Incentive Stock Option may only be granted to full or part-time employees (which term as used herein includes, without limitation, officers and Directors who are also employees), and an Incentive Stock Option shall not be granted to an employee of an Affiliate unless such Affiliate is also a "subsidiary corporation" of the Company within the meaning of Section 424(f) of the Code or any successor provision.

Section 6.  Awards.

            (a) Options. The Committee is hereby authorized to grant Options to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

                  (i) Exercise Price. The purchase price per Share purchasable under an Option shall be determined by the Committee; provided, however, that such purchase price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of such Option.

                   (ii) Option Term. The term of each Option shall be fixed by the Committee.

                  (iii) Time and Method of Exercise. The Committee shall determine the time or times at which an Option may be exercised in whole or in part and the method or methods by which, and the form or forms (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property, or any combination thereof, having a Fair Market Value on the exercise date equal to the relevant exercise price) in which, payment of the exercise price with respect thereto may be made or deemed to have been made.

                  (iv) Reload Options. The Committee may grant Reload Options, separately or together with another Option, pursuant to which, subject to the terms and conditions established by the Committee, the Participant would be granted a new Option when the payment of the exercise price of a previously granted option is made by the delivery of Shares owned by the Participant pursuant to Section 6(a)(iii) of the Plan or the relevant provisions of another plan of the Company, and/or when Shares are tendered or withheld as payment of the amount to be withheld under applicable income tax laws in connection with the exercise of an Option, which new Option would be an Option to purchase the number of Shares not exceeding the sum of (A) the number of Shares so provided as consideration upon the exercise of the previously granted option to which such Reload Option relates and (B) the number of Shares, if any, tendered or withheld as payment of the amount to be withheld under applicable tax laws in connection with the exercise of the option to which such Reload Option relates pursuant to the relevant provisions of the plan or agreement relating to such option. Reload Options may be granted with respect to Options previously granted under the Plan or any other stock option plan of the Company or may be granted in connection with any Option granted under the Plan or any other stock option plan of the Company at the time of such grant. Such Reload Options shall have a per share exercise price equal to the Fair Market Value of one Share as of the date of grant of the new Option. Any Reload Option shall be subject to availability of sufficient Shares for grant under the Plan.

                  (v) With respect to Incentive Stock Options granted under the Plan, to the extent that the aggregate Fair Market Value (determined at the time the Incentive Stock Option is granted) of the Shares with respect to which all Incentive Stock Options are exercisable for the first time by an employee during any calendar year exceeds $100,000, in accordance with Section 422A(d) of the Code, such Options shall be treated as Non-Qualified Stock Options.

            (b) Stock Appreciation Rights. The Committee is hereby authorized to grant Stock Appreciation Rights to Participants subject to the terms of the Plan and any applicable Award Agreement. A Stock Appreciation Right granted under the Plan shall confer on the holder thereof a right to receive upon exercise thereof the excess of (i) the Fair Market Value of one Share on the date of exercise (or, if the Committee shall so determine, at any time during a specified period before or after the date of exercise) over (ii) the grant price of the Stock Appreciation Right as specified by the Committee, which price shall not be less than 100% of the Fair Market Value of one Share on the date of grant of the Stock Appreciation Right. Subject to the terms of the Plan and any applicable Award Agreement, the grant price, term, methods of exercise, dates of exercise, methods of settlement and any other terms and conditions of any Stock Appreciation Right shall be as determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any Stock Appreciation Right as it may deem appropriate.

            (c) Restricted Stock and Restricted Stock Units. The Committee is hereby authorized to grant Restricted Stock and Restricted Stock Units to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

                   (i) Restrictions. Shares of Restricted Stock and Restricted Stock Units shall be subject to such restrictions as the Committee may impose (including, without limitation, a waiver by the Participant of the right to vote or to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate.

                  (ii) Stock Certificates. Any Restricted Stock granted under the Plan shall be registered in the name of the Participant and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to such Restricted Stock. In the case of Restricted Stock Units, no Shares shall be issued at the time such Awards are granted.

                   (iii)  Forfeiture.  Except  as  otherwise  determined  by the
Committee, upon termination of employment (as determined under criteria established by the Committee) during the applicable restriction period, all Shares of Restricted Stock and all Restricted Stock Units at such time subject to restriction shall be forfeited and reacquired by the Company; provided, however, that the Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all remaining restrictions with respect to Shares of Restricted Stock or Restricted Stock Units. Upon the lapse or waiver of restrictions and the restricted period relating to Restricted Stock Units evidencing the right to receive Shares, such Shares shall be issued and delivered to the holders of the Restricted Stock Units.

            (d) Performance Awards. The Committee is hereby authorized to grant Performance Awards to Participants subject to the terms of the Plan and any applicable Award Agreement. A Performance Award granted under the Plan (i) may be denominated or payable in cash, Shares (including, without limitation, Restricted Stock and Restricted Stock Units), other securities, other Awards or other property and (ii) shall confer on the holder thereof the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the Plan and any applicable Award Agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted, the amount of any payment or transfer to be made pursuant to any Performance Award and any other terms and conditions of any Performance Award shall be determined by the Committee.

            (e) Other Stock Grants. The Committee is hereby authorized, subject to the terms of the Plan and any applicable Award Agreement, to grant to Participants Shares without restrictions thereon as are deemed by the Committee to be consistent with the purpose of the Plan.

            (f) Other Stock-Based Awards. The Committee is hereby authorized to grant to Participants subject to the terms of the Plan and any applicable Award Agreement, such other Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, Shares
(including, without limitation, securities convertible into Shares), as are deemed by the Committee to be consistent with the purpose of the Plan. Shares or other securities delivered pursuant to a purchase right granted under this
Section 6(f) shall be purchased for such consideration, which may be paid by such method or methods and in such form or forms (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof), as the Committee shall determine, the value of which consideration, as established by the Committee, shall not be less than 100% of the Fair Market Value of such Shares or other securities as of the date such purchase right is granted.

            (g)   General.

                  (i) No Cash Consideration for Awards. Awards shall be granted for no cash consideration or for such minimal cash consideration as may be required by applicable law.

                  (ii) Awards May Be Granted Separately or Together. Awards may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other Award or any award granted under any plan of the Company or any Affiliate other than the Plan. Awards granted in addition to or in tandem with other Awards or in addition to or in tandem with awards granted under any such other plan of the Company or any Affiliate may be granted either at the same time as or at a different time from the grant of such other Awards or awards.

                  (iii) Forms of Payment under Awards. Subject to the terms of the Plan and of any applicable Award Agreement, payments or transfers to be made by the Company or an Affiliate upon the grant, exercise or payment of an Award may be made in such form or forms as the Committee shall determine (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof), and may be made in a single payment or transfer, in installments or on a deferred basis, in each case in accordance with rules and procedures established by the Committee. Such rules and procedures may include, without limitation, provisions for the payment or crediting of reasonable interest on installment or deferred payments or the grant or crediting of dividend equivalents with respect to installment or deferred payments.

                   (iv) Limits on Transfer of Awards. No Award (other than Other Stock Grants) and no right under any such Award shall be transferable by a Participant otherwise than by will or by the laws of descent and distribution; provided, however, that, if so determined by the Committee, a Participant may, in the manner established by the Committee, transfer Options (other than Incentive Stock Options) or designate a beneficiary or beneficiaries to exercise the rights of the Participant and receive any property distributable with respect to any Award upon the death of the Participant. Each Award or right under any Award shall be exercisable during the Participant's lifetime only by the Participant or, if permissible under applicable law, by the Participant's guardian or legal representative. No Award or right under any such Award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Company or any Affiliate.

                   (v) Term of Awards. The term of each Award shall be for such period as may be determined by the Committee.

                  (vi) Restrictions; Securities Exchange Listing. All Shares or other securities delivered under the Plan pursuant to any Award or the exercise thereof shall be subject to such restrictions as the Committee may deem advisable under the Plan, applicable federal or state securities laws and regulatory requirements, and the Committee may cause appropriate entries to be made or legends to be affixed to reflect such restrictions. If any securities of the Company are traded on a securities exchange, the Company shall not be required to deliver any Shares or other securities covered by an Award unless and until such Shares or other securities have been admitted for trading on such securities exchange.

Section 7.  Amendment and Termination; Adjustments.

            (a) Amendments to the Plan. The Board may amend, alter, suspend, discontinue or terminate the Plan at any time; provided, however, that, notwithstanding any other provision of the Plan or any Award Agreement, without the approval of the shareholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval:

                  (i) would violate the rules or regulations of the NASDAQ National Market System or any securities exchange that are applicable to the Company;

                  (ii) would cause the Company to be unable, under the Code, to grant Incentive Stock Options under the Plan;

                  (iii) would increase the maximum number of Shares under this Plan as provided in Section 4(a) herein;

                  (iv) would decrease any minimum Award price as determined by the Committee in accordance with this Plan;

                  (v) would extend the maximum term for an Option as determined by the Committee in accordance with this Plan; or

                  (vi) would materially modify the eligibility requirements for Participants.

            (b) Amendments to Awards. The Committee may waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively. Except as otherwise provided herein or in the Award Agreement, the Committee may not amend, alter, suspend, discontinue or terminate any outstanding Award, prospectively or retroactively, if such action would adversely affect the rights of the holder of such Award, without the consent of the Participant or holder or beneficiary thereof.

            (c) Correction of Defects, Omissions and Inconsistencies. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Award in the manner and to the extent it shall deem desirable to carry the Plan into effect.

Section 8.  Income Tax Withholding; Tax Bonuses.

            (a) Withholding. In order to comply with all applicable federal or state income tax laws or regulations, the Company may take such action as it deems appropriate to ensure that all applicable federal or state payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant. In order to assist a Participant in paying all or a portion of the federal and state taxes to be withheld or collected upon exercise or receipt of (or the lapse of restrictions relating to) an Award, the Committee, in its discretion and subject to such additional terms and conditions as it may adopt, may permit the Participant to satisfy such tax obligation by (i) electing to have the Company withhold a portion of the Shares otherwise to be delivered upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes or (ii) delivering to the Company Shares other than Shares issuable upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes. The election, if any, must be made on or before the date that the amount of tax to be withheld is determined.

            (b) Tax Bonuses. The Committee, in its discretion, shall have the authority, at the time of grant of any Award under this Plan or at any time thereafter, to approve cash bonuses to designated Participants to be paid upon their exercise or receipt of (or the lapse of restrictions relating to) Awards in order to provide funds to pay all or a portion of federal and state taxes due as a result of such exercise or receipt (or the lapse of such restrictions). The Committee shall have full authority in its discretion to determine the amount of any such tax bonus.

Section 9.  General Provisions.

            (a) No Rights to Awards. No Eligible Person, Participant or other Person shall have any claim to be granted any Award under the Plan, and there is no obligation for uniformity of treatment of Eligible Persons, Participants or holders or beneficiaries of Awards under the Plan. The terms and conditions of Awards need not be the same with respect to any Participant or with respect to different Participants.

            (b) Award Agreements. No Participant will have rights under an Award granted to such Participant unless and until an Award Agreement shall have been duly executed on behalf of the Company and, if requested by the Company, signed by the Participant.

            (c) No Limit on Other Compensation Arrangements. Nothing contained in the Plan shall prevent the Company or any Affiliate from adopting or continuing in effect other or additional compensation arrangements, and such arrangements may be either generally applicable or applicable only in specific cases.

            (d) No Right to Employment. The grant of an Award shall not be construed as giving a Participant the right to be retained in the employ of the Company or any Affiliate, nor will it affect in any way the right of the Company or an Affiliate to terminate such employment at any time, with or without cause. In addition, the Company or an Affiliate may at any time dismiss a Participant from employment free from any liability or any claim under the Plan or any Award, unless otherwise expressly provided in the Plan or in any Award Agreement.

            (e) Governing Law. The validity, construction and effect of the Plan or any Award, and any rules and regulations relating to the Plan or any Award, shall be determined in accordance with the laws of the State of Minnesota.

            (f) Severability. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal or unenforceable in any jurisdiction or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be so construed or deemed amended without, in the determination of the Committee, materially altering the purpose or intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction or Award, and the remainder of the Plan or any such Award shall remain in full force and effect.

            (g) No Trust or Fund Created. Neither the Plan nor any Award shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company or any Affiliate and a Participant or any other Person. To the extent that any Person acquires a right to receive payments from the Company or any Affiliate pursuant to an Award, such right shall be no greater than the right of any unsecured general creditor of the Company or any Affiliate.

            (h) No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award, and the Committee shall determine whether cash shall be paid in lieu of any fractional Shares or whether such fractional Shares or any rights thereto shall be canceled, terminated or otherwise eliminated.

            (i) Headings. Headings are given to the Sections and subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

Section 10.  Effective Date of the Plan.

      The Plan shall be effective as of May 31, 2000 (the "Effective Date"), subject to approval by the shareholders of the Company within one year thereafter.

Section 11.  Term of the Plan.

      No Award shall be granted under the Plan after December 31, 2010 or any earlier date of discontinuation or termination established pursuant to Section 7(a) of the Plan. However, unless otherwise expressly provided in the Plan or in an applicable Award Agreement, any Award theretofore granted may extend beyond such date.

                                                                   Exhibit 10.25

                        RESTRICTED STOCK AWARD AGREEMENT

      THIS AGREEMENT, dated as of August 11, 1999, is between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (together with any of its subsidiaries, the "Company"), and _______________, an individual resident of the State of ______________ ("Employee").


                                    RECITALS

      A. The Company wishes to grant to Employee, effective as of the date of this Agreement, an award of restricted shares of the common stock, par value $.01 per share, of the Company (the "Common Stock"), on the terms and subject to the conditions set forth in this Agreement and the Company's 1991 Stock Option Plan.

      B. Employee desires to accept such grant.

      NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto hereby agree as follows:

      1. Definitions. As used in this Agreement, the following terms have the meanings set forth below:

      "Base Fair Market Value" of a share of Common Stock on any date shall be the lowest closing price of the Common Stock on any of the thirty (30) trading dates immediately preceding the date of calculation if the Common Stock is readily tradable on a national securities exchange or other market system, and, if the Common Stock is not so readily tradable, Base Fair Market Value shall mean the amount determined in good faith by the Board as the Base Fair Market Value of the Common Stock.

      "Award" has the meaning ascribed to such term in Section 2 hereof.

      "Board" means the Board of Directors of the Company.

      "Cause" has the meaning ascribed to such term in the Employment
Agreement.

      "Change In Control" has the meaning ascribed to such term in the Employment Agreement.

      "Code" means the Internal Revenue Code of 1986, as amended.

      "Common Stock" has the meaning specified in Recital A hereof.

      "Employment Agreement" means the Amended and Restated Employment Agreement dated ___________ between the Company and Employee.

      "Fair Market Value" of a share of Common Stock on any date shall be the closing price of the Common Stock on the date of calculation (or on the last preceding trading date if Common Stock was not traded on such date) if the Common Stock is readily tradable on a national securities exchange or other market system, and, if the Common Stock is not so readily tradable, Fair Market Value shall mean the amount determined in good faith by the Board as the Fair Market Value of the Common Stock.

      "The Minimum Ownership Value" shall be the amount specified from time to time during the term of Employee's employment with the Company by the Stock Option and Compensation Committee of the Board of Directors and shall be at least equal to the annual Base Salary then in effect under the Employment Agreement, but not more than two times such Base Salary.

      "Person" means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

      "Shareholder Meeting" means the annual meeting of the shareholders of the Company.

      "Shares" means, collectively, the shares of Common Stock subject to the Award, whether or not such shares are Vested Shares.

      "Stock Retention Loan" has the meaning ascribed to such term in Section 7(c) hereof.

      "Vested Shares" means the Shares with respect to which the Award has vested at any particular time.

      2. Award. (a) The Company, effective as of the date of this Agreement, hereby grants to Employee a restricted stock award of ___ shares of Common Stock (the "Award"), subject to the terms and conditions set forth herein.

            (b) In order to comply with Rule 4460(i) of the Nasdaq Marketplace Rules, the Award is conditioned upon the Company obtaining the approval of the Award by its shareholders at the next Shareholder Meeting. Anything to the contrary contained herein notwithstanding, but subject to the vesting requirements of Section 3 hereof, none of the Shares shall be sold, transferred or otherwise assigned by Employee unless and until the earlier of the date on which such shareholder approval is obtained or the date on which such Nasdaq rules are no longer applicable to the Company. If in accordance with Section 3 hereof the vesting of the Shares shall be accelerated to a date prior to the
Shareholder Meeting, then (i) Employee's right to the Shares shall be immediately and irrevocably forfeited, (ii) Employee shall surrender to the Company all certificates evidencing the Shares and (iii) on the date the Shares vest, Employee shall receive an amount in cash equal to the Fair Market Value of the Shares that so vest. If the vesting of the Shares are not accelerated and the shareholders of the Company fail to approve the Award at the next Shareholder Meeting, then (i) Employee's right to the Shares shall be immediately and irrevocably forfeited, (ii) Employee shall surrender to the Company all certificates evidencing the Shares and (iii) subject to and in accordance with the vesting requirements of Section 3 hereof, on each date the Shares would otherwise vest, Employee shall receive an amount in cash equal to the Fair Market Value of the Shares that would otherwise so vest; provided, however, only for so long as Employee remains an employee of the Company, the receipt of such cash shall be conditional on Employee immediately using such cash to purchase in the open market shares of Common Stock having a Fair Market Value equal to the amount of cash.

      3. Vesting. (a) Subject to the terms and conditions of this Agreement, the Shares shall vest in Employee at the rate of one third (1/3) of such Shares on the earlier of August 11, 2000 or the date on which the Base Fair Market Value of a share of a Common Stock is $14, one-third (1/3) on the earlier of August 11, 2001 or the date on which the Base Fair Market Value of a share of Common Stock is $17 and one third (1/3) on the earlier of August 11, 2002 or the date on which the Base Fair Market Value of a share of Common Stock is $20, if Employee remains continuously employed by the Company until each of such dates.

            (b) Notwithstanding the vesting provisions contained in Section 3(a) above, but subject to the other terms and conditions set forth herein, if Employee has been continuously employed by the Company until the date of a Change In Control of the Company, all of the Shares shall immediately vest on the date of such Change In Control. In addition, the vesting of the Shares shall be accelerated to the extent and at such times as any stock option awards are accelerated and become exercisable upon termination of Employee's employment as provided in the Employment Agreement.

            (c) In the event of the total and permanent disability (as determined by the Board), termination without Cause or death of Employee, if Employee has been continuously employed by the Company until the date of such disability, termination or death, Employee or his estate shall become immediately vested, as of the date of such disability, termination or death, in a pro rata portion of the Shares determined by multiplying (i) the total number of Shares by (ii) a fraction of which (A) the numerator shall be the number of full months during which Employee was an employee after the date hereof and (B) the denominator shall be thirty six (36).

            (d) Except as provided in Section 3(c), if Employee ceases to be an employee for any reason prior to the vesting of the Shares pursuant to Section 3(a) hereof, Employee's rights to all of the Shares (or any cash payments in lieu thereof as provided in Section 2(b) hereof) not vested on the date that Employee ceases to be an employee shall be immediately and irrevocably forfeited.

      4. Additional Restriction on Transfer of Shares.

            The Shares cannot be sold, assigned, transferred, gifted, pledged, hypothecated, or in any manner encumbered or disposed of unless, as of the date of such transfer, Employee owns shares of Common Stock having an aggregate Fair Market Value equal to the Minimum Ownership Value. The Minimum Ownership Value shall be the amount specified from time to time during the term of Employee's employment with the Company by the Stock Option and Compensation Committee of the Board of Directors and shall be at least equal to the annual Base Salary then in effect under the Employment Agreement, but not more than two times such Base Salary. The Minimum Ownership Value on the date of this Agreement shall be Employee's current annual Base Salary. Upon termination of Employee's employment with the Company for any reason whatsoever, the restrictions set forth in this
Section 4 shall terminate.

      5. Issuance and Custody of Certificate; Representations of Employee.

            (a) The Company shall cause to be issued one or more stock certificates, registered in the name of Employee, evidencing the Shares. Each such certificate shall bear the following legend:

            "THE TRANSFER OF THE SHARES REPRESENTED BY THIS CERTIFICATE IS RESTRICTED PURSUANT TO THE TERMS OF A RESTRICTED STOCK AWARD AGREEMENT BETWEEN THE ISSUER AND THE OTHER PARTY NAMED THEREIN. COPIES OF THE RESTRICTED STOCK AWARD AGREEMENT MAY BE OBTAINED WITHOUT CHARGE FROM THE SECRETARY OF THE ISSUER."

            (b) In the event that the Shares become Vested Shares at a time when there is not in effect a registration statement under the Securities Act of 1933, as amended, relating to the Shares, Employee shall be deemed to represent and warrant to the Company that the Vested Shares are being acquired for investment only and not with a view to the distribution thereof, and Employee shall provide the Company with such further representations and warranties as the Committee may reasonably require in order to ensure compliance with applicable federal and state securities, "blue sky" and other laws. No certificate representing Vested Shares shall be delivered to Employee unless and until the Company and/or Employee shall have complied with all applicable federal or state registration, listing and/or qualification requirements and all other requirements of law or of any regulatory agencies having jurisdiction.

            (c) Employee shall cause stock powers relating to the Shares executed by Employee to be delivered to the Company.

            (d) Each certificate issued pursuant to Section 5(a) hereof, together with the stock powers relating to the Shares, shall be deposited by the Company with the Secretary of the Company or a custodian designated by the Secretary. The Secretary or such custodian shall issue a receipt to Employee evidencing the certificate or certificates held which are registered in the name of Employee.

            (e) Upon the termination of all applicable restrictions set forth in this Agreement with respect to any Vested Shares, the Company shall promptly cause to be issued and delivered to Employee a certificate or certificates evidencing such Vested Shares, free of the legend provided in Section 5(a) hereof, and shall cause such certificate or certificates and the stock powers relating to the Shares to be delivered to Employee or Employee's legal representatives, beneficiaries or heirs.

      6. Rights as Shareholder. Employee shall have none of the rights of a shareholder with respect to the Shares until the Shares shall have been issued to Employee as provided herein. Subject to the restrictions and terms of this Agreement, after such issuance, Employee shall have all of the rights of a shareholder with respect to the Shares.

      7. Taxes; Stock Retention Loan; Section 83(b) Election.

            (a) In order to provide the Company with the opportunity to claim the benefit of any income tax deduction which may be available to it in connection with this restricted stock award, and in order to comply with all applicable federal or state tax laws or regulations, the Company may take such action as it deems appropriate to insure that, if necessary, all applicable federal or state income and social security taxes are withheld or collected from Employee.

            (b) Within thirty (30) days after the date hereof, Employee may, at Employee's option, make and file with the Company and the Internal Revenue Service an election relating to the Shares pursuant to Section 83(b) of the Code.

            (c) The Company shall loan cash to Employee in exchange for one or more promissory notes in substantially the form attached hereto as Exhibit A to pay the federal and state income taxes and social security taxes incurred in connection with the Award or cash received in lieu of the Shares in accordance with Section 2(b) hereof (the "Stock Retention Loan"). The Stock Retention Loan shall be made at such time (or times) as the Company and Employee mutually agree. The principal amount of the Stock Retention Loan shall be equal to that amount which, after taking into account all federal and state income taxes and social security taxes payable with respect thereto (computed at the highest marginal individual tax rates then in effect) and Employee's election, if any, under Section 83(b) of the Code, is equal to the amount of all federal and state income taxes payable with respect to the Award of the Shares or cash received in lieu of the Shares in accordance with Section 2(b) hereof.

      8. Employee's Employment. Nothing in this Agreement shall confer upon Employee any right to continue in the employ of the Company or any of its subsidiaries or interfere with the right of the Company or its subsidiaries, as the case may be, to terminate Employee's employment or to increase or decrease Employee's compensation at any time.

      9.    Adjustment.

            If the Common Stock is changed by reason of a stock split, reverse stock split, stock dividend or recapitalization, or converted into or exchanged for other securities as a result of a merger, consolidation, or reorganization, the Board shall make such adjustments in the number and class of shares of stock subject to the Award as shall be equitable and appropriate under the circumstances.

      10. Notices. All notices, claims, certificates, requests, demands, and other communications hereunder shall be in writing and shall be deemed to have been duly given and delivered if personally delivered or if sent by nationally recognized overnight courier, by facsimile or by registered or certified mail, return receipt requested and postage prepaid, addressed as follows:

            (a)   If to the Company, to it at:

                  Curative Health Services, Inc.
                  150 Motor Parkway, 4th Floor
                  Hauppauge, NY  11788
                  Attention:  John C. Prior
                  Facsimile: (516) 233-8102

            (b) If to Employee, to him or her at such Employee's address as most recently supplied to the Company and set forth in the Company's records; or

            (c) to such other address as the party to whom notice is to be given may have furnished to the other party in writing in accordance herewith.

Any such notice or communication shall be deemed to have been received (i) in the case of personal delivery, on the date of such delivery (or if such date is not a business day, on the next business day), (ii) in the case of nationally-recognized overnight courier, on the next business day after the date sent, (iii) in the case of facsimile transmission, when received (or if not sent on a business day, on the next business day after the date sent), and (iv) in the case of mailing, on the third business day following the date on which the piece of mail containing such communication is posted.

      11. Waiver of Breach. The waiver by either party of a breach of any provision of this Agreement must be in writing and shall not operate or be construed as a waiver of any other or subsequent breach.

      12. Employee's Undertaking. Employee hereby agrees to take whatever additional actions and execute whatever additional documents the Company may in its reasonable judgment deem necessary or advisable in order to carry out or effect one or more of the obligations or restrictions imposed on Employee under the provisions of this Agreement.

      13. Amendment. This Agreement may not be amended, terminated, suspended, or otherwise modified except in a written instrument executed by both parties.

      14. Remedies. The Company shall be entitled to enforce its rights under this Agreement specifically, to recover damages and costs by reason of any breach of any provision of this Agreement and to exercise all other rights existing in its favor. The parties agree and acknowledge that money damages would not be an adequate remedy for certain breaches of the provisions of this Agreement and that the Company may, in its sole discretion, and without affecting any other rights it may have at law, apply to any court of competent jurisdiction for specific performance and/or injunctive relief (without posting a bond or other security) in order to enforce or prevent any violation of the provisions of this Agreement.

      15. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Minnesota (without giving effect to principles of conflicts of laws).

      16.  Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, and each such counterpart shall be deemed to be an original, but all such counterparts together shall constitute but one agreement.

      17. Entire Agreement. This Agreement is issued pursuant to the Plan and is subject to its terms. Employee hereby acknowledges receipt of a copy of the Plan. The Plan is also available for inspection during business hours at the principal office of the Company. Subject to the foregoing, this Agreement (and the other writings incorporated by reference herein) constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior or contemporaneous written or oral negotiations, commitments, representations, and agreements with respect thereto.

      18. Severability. In the event any one or more of the provisions of this Agreement should be held invalid, illegal or unenforceable in any respect in any jurisdiction, such provision or provisions shall be automatically deemed amended, but only to the extent necessary to render such provision or provisions valid, legal and enforceable in such jurisdiction, and the validity, legality and enforceability of the remaining provisions of this Agreement shall not in any way be affected or impaired thereby.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first above written.


                                    CURATIVE HEALTH SERVICES, INC,



                                    By:_______________________________
                                    Its:______________________________


                                        -------------------------------
                                                EMPLOYEE

                                    EXHIBIT A

                                 PROMISSORY NOTE

$______________                                           Hauppauge, New York
                                                          _________, 1999


            ____________________ (the "Borrower") hereby promises to pay to the order of Curative Health Services, Inc. (the "Lender"), the principal amount of ______________________________________________________ and 00/100 cents
($____________). The principal amount of this Note shall bear interest at an annual rate equal to ____%. Interest on this Note shall compound annually and shall be due and payable to the Lender on the Maturity Date (as defined below). All outstanding principal of and interest on this Note shall be due and payable in full on August 15, 2002 (the "Maturity Date").

            If the Borrower shall fail to make any payment of principal of or interest on this Note when due, by acceleration or otherwise, the Borrower shall pay to the holder of this Note interest on such unpaid principal and (to the extent permitted by law) on such unpaid interest from the date due until paid in full at an annual rate equal to ___%; provided, that in no event shall the amount contracted for and agreed to be paid by the Borrower as interest on this Note exceed the highest lawful rate permissible under any law applicable hereto.

            All payments of principal of and interest on this Note shall be payable in immediately available funds at the principal office of the Lender. The maker and all endorsers of this Note hereby waive presentment, demand, notice, protest and all other demand and notices in connection with the delivery, acceptance, performance or enforcement of this Note.

            This Note is subject to voluntary and mandatory prepayment in whole or in part without penalty. This Note is subject to acceleration, and all amounts owed shall become immediately due and payable, upon the termination of the Borrower's employment with Lender for any reason whatsoever.

            This Note is governed by the laws of the State of New York and is executed as of the date first above written.



                                          By:___________________________
                                          Name:_________________________

                                                                   Exhibit 10.26
                         CURATIVE HEALTH SERVICES, INC.
                      Non-Employee Director Severance Plan


Purpose of the Plan.

            The purpose of this Non-Employee Director Severance Plan (the "Plan") is to promote the success of Curative Health Services, Inc. (the "Company") by retaining the current non-employee directors supplementing their current benefits and compensation in the event any such director is not nominated for re-election or leaves the Board under certain circumstances.

Definitions.

            As used herein, the following definitions shall apply:

2.1 "Company" shall mean Curative Health Services, Inc., a Minnesota corporation and any successor corporation.

2.2 "Annual Meeting" means the annual meeting of the stockholders of the Company at which directors are elected.

2.3         "Board" means the Board of Directors of the Company.

2.4         "Effective Date" means February 22, 2000.

2.5 "Eligible Director" means any persons who is a member of the Board as of the Effective Date and who is not an employee, full time, part time, of the Company and/or its Subsidiaries.

2.6 "Existing Governmental Litigation" shall mean the governmental litigation described in the Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2000, and any similar or related litigation.

2.7 "Option" means a stock option granted pursuant to the Company's Non-Employee Director Stock Option Plan, as amended.

2.8         "Plan" means the Company's Non-Employee Director Severance Plan.

2.9 "Subsidiary" means a "subsidiary corporation" as defined in Section 425(f) and (g) of the Code.

2.10 "Termination Year" shall mean the year in which the Eligible Director ceases to serve as a director of the Company.

      3.    Administration of the Plan.

            The Plan  shall be  administered  by the  Board,  which  shall  have authority to adopt such rules and regulations, and to make such determinations as are not inconsistent with the Plan and are necessary or desirable for its implementation and administration.

      4.    Severance Benefits.

            Any Eligible Director who is not nominated for re-election to the Board at the Annual Meeting held in 2000 or 2001 or who resigns from the Board following the entry of final non-appealable orders in the Existing Litigation shall receive the following benefits to be paid or granted, as the case may be, immediately following the date on which the Eligible Director's service on the Board terminates:

            (i) a cash payment equal to the total amount of fees received by the Eligible Director in the calendar year preceding the Termination Year for service as a director on the Board;

            (ii) an Option as though the Eligible Director had been re-elected as a director on the Board in the Termination Year; and

            (iii) the Option  described  in the  preceding  clause  (ii) and all
                  Options therefore granted to the Eligible Director in years preceding the Termination Year shall become fully vested and exercisable as to all shares of Company common stock granted thereunder and shall remain exercisable until the second anniversary of the date on which the Eligible Director's service on the Board terminates.

      In addition, each Eligible Director shall continue to be indemnified by the Company to the fullest extent permitted by law and, subject to appropriate safeguards to preserve attorney/client privilege, shall have access to the Company's counsel to receive information in respect of the Existing Litigation.

      5.     Term of Plan.

                  This Plan shall become effective as of the Effective Date upon its adoption by the Board and shall continue in effect until there are no Eligible Directors serving on the Board.

      6.     Approval, Amendment and Termination of the Plan.

            6.1 Approval. The Plan shall be adopted by the Board.

            6.2 Amendment, Termination and Suspension. The Board may at any time amend, terminate or suspend this Plan; provided, however, rights and obligations granted hereunder shall not be altered or impaired by amendment, suspension or termination of this Plan, except with consent of each Eligible Director to whom the rights were granted.