Form 10-Q
period 2000-09-30
CURATIVE HEALTH SERVICES INC
filed 2000-11-14
CIK 874212

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -----------------

                                   FORM 10Q

                              -----------------

(Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000


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


            Yes     X                                No  ______

As of November 1, 2000 there were 7,865,860 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                                    INDEX


Part I      Financial Information                                       Page No.
--------------------------------------------------------------------------------
Item 1      Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three and Nine Months ended September 30, 2000 and 1999     3


            Condensed Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999                    4

            Condensed Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 2000 and 1999               5

            Notes to Condensed Consolidated Financial Statements              6


Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

Item 3      Quantitative and Qualitative Disclosures About Market Risk        9




Part II     Other Information                                           Page No.
--------------------------------------------------------------------------------

Item 1      Legal Proceedings                                                 10

Item 6      Exhibits and Reports on Form 8-K                                  10

            Signatures                                                        11

Part I.  Financial Information
------------------------------
Item 1.  Condensed Consolidated Financial Statements

                Curative Health Services, Inc. and Subsidiary

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                              2000     1999             2000     1999

Revenues                                     $18,919  $25,979          $62,709  $76,842

Costs and operating expenses:

  Cost of sales and services                  12,085  15,717            39,753   45,280
  Selling, general and administrative          7,017   7,150            20,683   19,652
                                               -----   -----            ------   ------

  Total costs and operating expenses          19,102  22,867            60,436   64,932
                                              ------  ------            ------   ------

(Loss) income from operations                   (183)  3,112             2,273   11,910

Interest income                                  694     469             1,935    1,504
                                                 ---     ---             -----    -----

Income before taxes                              511   3,581             4,208   13,414

Income taxes                                     202   1,380             1,675    5,082
                                                 ---   -----             -----    -----

Net income                                      $309  $2,201            $2,533   $8,332
                                                ====  ======            ======   ======

Net income per common share, basic              $.04    $.22              $.28     $.78
                                                ====    ====              ====     ====

Net income per common share, diluted            $.04    $.22              $.27     $.77
                                                ====    ====              ====     ====

Weighted average common shares, basic          8,400  10,090             9,135   10,679
                                               =====  ======             =====   ======

Weighted average common shares, diluted        8,550  10,121             9,338   10,847
                                               =====  ======             =====   ======

                                       3
                             See accompanying notes

                Curative Health Services, Inc. and Subsidiary

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                               September 30, 2000    December 31, 1999
                                                 (Unaudited)

ASSETS

Cash and cash equivalents                         $  19,684            $  16,215
Marketable securities held-to-maturity               26,379               30,807
Accounts receivable, net                             13,417               20,653
Deferred tax assets                                   2,271                2,271
Prepaids and other current assets                     1,980                1,820
                                                      -----                -----

      Total current assets                           63,731               71,766

Property and equipment, net                          10,834               12,010
Other assets                                          5,023                4,134
                                                      -----                -----

      Total assets                                $  79,588            $  87,910
                                                     ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                  $   6,816            $   7,831
Accrued expenses                                      9,841                8,479
                                                      -----                -----

      Total current liabilities                      16,657               16,310

Stockholders' equity

      Common stock                                       79                  100
      Additional paid in capital                     35,587               46,769
      Retained earnings                              27,265               24,731
                                                     ------               ------

      Total stockholders' equity                     62,931               71,600
                                                     ------               ------

      Total liabilities and stockholders' equity  $  79,588            $  87,910
                                                     ======               ======

                                       4
                            See accompanying notes

                Curative Health Services, Inc. and Subsidiary

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                 Nine Months Ended September 30,

                                                         2000              1999
                                                         ----              ----
OPERATING ACTIVITIES:

Net income                                           $  2,533         $   8,332
Adjustments to reconcile net income to net cash provided by operating activities:

      Equity in operations of investee                    269               408
      Depreciation and amortization                     3,504             2,983
      Changes in operating assets and liabilities       7,311            (2,772)
                                                        -----            -------

NET CASH PROVIDED BY OPERATING ACTIVITIES              13,617             8,951

INVESTING ACTIVITIES:

Investment in Accordant Health Services, Inc.               -            (1,000)
Purchase of property and equipment                     (1,957)           (2,101)
Sales of marketable securities                          4,428            15,155
                                                        -----            ------

NET CASH PROVIDED BY INVESTING ACTIVITIES               2,471            12,054

FINANCING ACTIVITIES:

Stock repurchases                                     (12,656)          (32,320)

Proceeds from exercise of stock options                    37                33
Principal payments on loans and capital lease obligations   -                (7)


NET CASH USED IN FINANCING ACTIVITIES                 (12,619)          (32,294)
                                                      --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,469           (11,289)
Cash and cash equivalents at beginning of period       16,215            24,222
                                                       ------            ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 19,684         $  12,933
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


                            See accompanying notes

                Curative Health Services, Inc. and Subsidiary

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.


Note 2.  Net Income per Common Share

   Net income per common share, basic, is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of basic and diluted earnings per share:


                                             Three Months          Nine Months
                                             Ended                 Ended
                                             September 30,         September 30,
                                             -----------------------------------
                                                  2000     1999     2000    1999
                                                  ----     ----     ----    ----
              Weighted average shares, basic     8,400   10,090    9,135  10,679

              Effect of diluted stock options      150       31      203     168
                                                   ---       --      ---     ---

              Weighted average shares, diluted   8,550   10,121    9,338  10,847
                                                 =====   ======    =====  ======


Note 3.  Sale of Procuren Business

   On October 12, 2000 the Company announced the sale of the assets of its Procuren business for approximately $3.8 million to Cytomedix, Inc. Under the agreement Cytomedix will be the exclusive manufacturer of Procuren and Curative will be the exclusive distributor of Procuren solution in the United States. Curative will also receive royalties based on the sales of products that are developed from the associated patents. The sale is expected to close on or about December 1, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues.  The  Company's  revenues  for the third  quarter of fiscal  year 2000 decreased 27 percent to $18,919,000 compared to $25,979,000 for the third quarter of the prior fiscal year. The revenue decrease is attributable to the termination of 35 hospital-based programs during the last 12 months, renegotiation of contract terms at approximately 67 programs, and reduced Procuren sales. The reduction in revenue was partially offset by the opening of 10 new programs over the last 12 months. The Company ended the third quarter of 2000 with 133 hospital based Wound Care Centers operating compared to 160 at the end of the third quarter 1999. Revenues at existing centers declined 20 percent in the third quarter of 2000 as compared to the same period in 1999, primarily due to such contract renegotiations and declining Procuren revenues. The Company anticipates that as a result of the August 2000 implementation by the Health Care Financing Administration (HCFA) of the Outpatient Prospective Payment System (OPPS) for hospitals and new provider based designation guidelines, reimbursement rates to hospitals will be insufficient resulting in reduced revenues to the hospitals. The Company expects that it will need to modify its management contracts with many of its hospital customers which will result in reduced revenue to the Company or even contract terminations. As hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from Medicare and third party payors, there can be no assurances that the Company's renegotiation efforts will be successful. The termination or non-renewal of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the recent legal action against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development has been slow given the legal uncertainties facing the Company and the pending OPPS implementation. Any inability of the Company to develop new Wound Care Centers could further reduce revenue. The Company has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. Total new patients decreased 6 percent from 16,225 in the third quarter of 1999 to 15,201 for the same period in 2000. The total number of new patients receiving Procuren(R) therapy decreased from 1,359 in the third quarter of 1999 to 831 in the third quarter of 2000. The percentage of patients receiving Procuren(R) therapy decreased during the third quarter of 2000 to 5 percent from 8 percent for the same period in 1999. For the first nine months of 2000 revenues totaled $62,709,000 compared to $76,842,000 for the same period in 1999, an 18% decrease. The decrease in revenues is attributable to contract terminations, renegotiations and a reduction in Procuren revenues as the result of a reduction in Procuren patients. Total new patients for the first nine months of 2000 were 46,794 compared to 46,706 for the same period in 1999, a 0.2 percent increase. The total number of new patients receiving Procuren therapy decreased 40 percent to 2,787 in the first nine months of 2000 from 4,665 in the first nine months of 1999. The Company believes that this decrease is attributable to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), a lack of available reimbursement for Medicare patients, the inability of hospitals to assume collection risks due to financial constraints and increased competition from other wound healing products. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline in the future.

Costs of Product Sales and Services. Costs of product sales and services for the third quarter decreased from $15,717,000 in 1999 to $12,085,000 in 2000, a decrease of 23 percent and for the first nine months of 2000 totaled $39,573,000 compared to $45,280,000 for the same period in 1999. For the third quarter 2000 the decrease is attributable to reduced staffing and operating expenses of approximately $1,730,000 related to the operation of 133 programs at the end of the third quarter 2000 compared with 160 programs operating at the end of the third quarter 1999, as well as reduced expenditures of approximately $367,000 related to Procuren production. Additionally, there were 11 fewer under-arrangement programs in operation at the end of the third quarter of 2000 as compared with the same period in 1999 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the third quarter of 2000 this accounted for a reduction of approximately $772,000. Cost of product sales and services for the quarter also includes charges of approximately $388,000 related to the elimination of 40 sales positions and the elimination of field positions associated with Wound Care Center closings. As a percentage of revenues, costs of product sales and services for the third quarter of 2000 was 64 percent compared to 60 percent for the same period in 1999. For the first nine months of 2000 cost of product sales and services decreased 12 percent. The decrease is primarily attributable to reduced staffing and operating expenses of approximately $2,928,000 related to the operation of 133 programs at the end of the third quarter of 2000 compared with 160 for the same period in 1999 and reduced expenses of approximately $1,015,000 related to Procuren production. Additionally, there were 11 fewer under-arrangement programs in operation at the end of the third quarter of 2000 as compared with the same period in 1999 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the first nine months of 2000 this accounted for a reduction of approximately $773,000. For the first nine months of 2000 cost of product sales and services also includes charges of approximately $388,000 related to the elimination of 40 sales positions associated with Wound Care Center closings. As a percentage of revenues, cost of product, sales and services were 63 percent for the first nine months of 2000 compared to 59 percent for the same period in 1999. The increase in cost of sales as a percentage of revenues for 2000 is attributable to contract renegotiations and the resulting decrease in revenues as well as a decline in the Procuren margin due to declining Procuren sales.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter decreased from $7,150,000 in 1999 to $7,017,000 in 2000 a decrease of 2 percent, and for the first nine months of 2000 increased 5 percent to $20,683,000 compared to $19,652,000 for the same period in 1999. Selling, general and administrative costs for the quarter include charges related to the closing of the Company's Dallas field office of approximately $627,000. The increase for the nine months is primarily attributable to an increase in legal and other costs related to the Department of Justice actions and shareholder class action suit of approximately $635,000, approximately $308,000 of consulting and related costs associated with preparing for OPPS implementation, and $627,000 of costs related to the closing of the Company's Dallas field office. As a percentage of revenues, selling, general and administrative expenses were 37 percent in the third quarter of 2000 compared to 28 percent for 1999 and for the nine months were 33 percent compared to 26 percent for the same period in 1999. The increase for the quarter and nine months is attributable to the higher legal and consulting expense, costs of closing the Company's Dallas field office and decreased revenue in 2000.

Net Income. Net income was $309,000 or $0.04 per diluted share in the third quarter of 2000 compared to $2,201,000 or $0.22 per diluted share in the third quarter of 1999 and for the first nine months of 2000 was $.27 per diluted share compared to $.77 per diluted share for the same period in 1999. The decrease in earnings for the third quarter and first nine months of 2000 is attributable to a reduced revenue base which impacted wound care center margins and the additional legal and consulting expenses, as well as the charges for closing the Company's Dallas field office and the elimination of sales positions and positions associated with Wound Care Center closings.

Liquidity and Capital Resources.

Working capital was $47.1 million at September 30, 2000 compared to $55.5 million at December 31, 1999. Total cash, cash equivalents and marketable securities held-to-maturity as of September 30, 2000 was $46.1 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities was 4.4:1 at December 31, 1999 and 3.8:1 at September 30, 2000.

Cash flows provided by operations for the first nine months of 2000 totaled $13,617,000 primarily attributable to the net income for the period and a reduction in accounts receivable days outstanding to 64 days from 76 days at December 31, 1999. Cash flows provided by investing activities totaled $2,471,000 primarily attributable to maturities of marketable securities. Cash flows used in financing activities totaled $12,619,000 primarily attributable to the Company's repurchase of 2,075,000 shares of its common stock.

For the first nine months of 2000, the Company experienced a net decrease in accounts receivable of $7,236,000 and a decrease in the average number of days receivables outstanding to 64 days as of September 30, 2000 compared to 76 as of December 31, 1999.

The Company's longer-term cash requirements include working capital for the expansion of its wound care business. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's management information systems, and the repurchase of Company stock. Additionally the Company expects to incur significant legal costs related to the Department of Justice actions and shareholder class action lawsuits filed against the Company (See Legal Proceedings, Part II Item 1). The Company expects that based on its current business plan, its existing cash, cash equivalents and marketable securities will be sufficient to satisfy its current working capital needs. The effects of inflation and foreign currency translation risks are considered immaterial.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
        10.15.1  Transition Agreement between the Company and Carol Gleber,  Sr.
                 V.P. and Chief Operating Officer.
        10.25    Asset Purchase Agreement among Cytomedix, Inc. Cytomedix N.V.,
                 CHS  Services, Inc. and Curative Health Services, Inc. dated
                 October 12, 2000.
        27       Financial Data Schedule.

(b)    Forms 8-K

         There were no reports on From 8-K during this quarter ended September 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2000

                               Curative Health Services, Inc.
                              (Registrant)




                               /s/  Joseph Feshbach
                               ------------------------------
                               Joseph Feshbach
                               Chairman


                               /s/  John C. Prior
                               ------------------------------
                               John C. Prior
                               Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                                                Exhibit 10.15.1
                                                               [EXECUTION COPY]
                              TRANSITION AGREEMENT


         THIS TRANSITION AGREEMENT effective as of August 18, 2000 (the "Agreement") is made by and between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and CAROL GLEBER, an individual residing in the State of Texas (the "Executive").

         WHEREAS, pursuant to an Amended and Restated Employment Agreement effective as of September 1, 1997 between the Company and Executive, a copy of which is annexed hereto as Exhibit A (the "Employment Agreement"), Executive has been serving as the Company's Senior Vice President and Chief Operating Officer;

         WHEREAS, the parties have agreed that Executive will resign effective as of the close of business on September 1, 2000 from her current position as an executive officer of the Company (the effective date of such resignation, the "Transition Date"); and

         WHEREAS, in light of Executive's history with the Company and her extensive knowledge of the Company's business, the Company desires to reward Executive for her past contributions to the success of the Company and assure her reasonable availability and cooperation in connection with certain litigation and regulatory matters on the terms and subject to the conditions set forth herein, which will not interfere with or jeopardize Executive's future employment.

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. Resignation. Effective as of the Transition Date, Executive shall and does hereby resign as an executive officer of the Company. Accordingly, subject to
Section 5 below, the Employment Agreement shall be terminated as of the Transition Date.

2. Benefits. It is the intention of the Company to provide to Executive, as compensation upon her resignation as an executive officer of the Company, benefits equal to or better than the benefits she would have received pursuant to Section 4.5(a) of the Employment Agreement as if the Company had terminated the Employment Agreement without Cause (as such term is defined in the Employment Agreement). Accordingly, the Company agrees, subject to the terms and conditions of this Agreement, to provide to Executive (i) for the 18-month period commencing on the Transition Date (the "Benefit Period"), the welfare benefits described in Section 3.2 of the Employment Agreement that Executive was receiving immediately prior to the Transition Date (it being agreed that Executive's COBRA rights shall not begin until after the Benefit Period) and
(ii) a lump sum severance payment of $524,487, not later than September 15, 2000, but in no event earlier than the date this Agreement becomes effective pursuant to Section 9 below. The Company shall pay to Executive on January 2, 2001, the then current balance of her account in the Company's Deferred Compensation Plan, which balance as of August 7, 2000, was $339,665.88.

3.  Expenses.   The  Company  shall  reimburse  Executive  up  to  $10,000  upon presentation of paid invoices for outplacement counseling fees and expenses actually paid by her in connection with her resignation pursuant to this Agreement. The Company agrees to reimburse Executive for expenses incurred prior to September 1, 2000 pursuant to Section 3.3 of the Employment Agreement upon submission of customary reimbursement forms by Executive. Said expenses to be paid on or before September 7, 2000. Executive will return the leased vehicle (2000 Mercedes B/E320), leased July 8, 2000, furnished her by the Company pursuant to Section 3.4 of the Employment Agreement. Executive will return the vehicle to a representative of the Company on September 1, 2000, before 5:00 p.m. Executive will have no further obligation with respect to said vehicle or any obligations under the lease of said vehicle.

4. Stock Options. A schedule of all unexpired options to purchase shares of Common Stock, $.01 par value per share, of the Company ("Options") and the restricted grant of such shares made on August 11, 1999 ("Restricted Stock Grant") held by Executive as of the Transition Date is set forth on Exhibit B hereto. The parties hereto hereby agree that, as set forth on Exhibit B, all Options which will vest pursuant to the terms of their respective grants at any time during the Benefit Period shall, pursuant and subject to their respective terms, vest and become exercisable by Executive on the Transition Date and shall remain exercisable until February 28, 2002; provided, however, that the Stock Options granted on February 22, 2000 and March 30, 2000 shall be and are hereby terminated. In addition, as set forth on Exhibit B, as of the Transition Date, Executive shall be vested in that number of shares of the Restricted Stock Grant set forth on Exhibit B and the unvested portion of the Restricted Stock Grant as set forth on Exhibit B shall be and is hereby forfeited.

5. Restrictive Covenants. Notwithstanding the termination of the Employment Agreement, Section 5 of the Employment Agreement will survive according to its terms, and Executive hereby agrees to be bound and abide by the restrictive covenants set forth therein.

6.  Release of Claims.

                  (a) As a material inducement to the Company to enter into this Agreement and in consideration for the payments to be provided by the Company to Executive as contained herein, Executive hereby irrevocably and unconditionally releases, acquits and forever discharges the Company, and each of its current and former owners, principals, stockholders, predecessors, successors, assigns, agents, directors, officers, employees, representatives, attorneys, divisions, subsidiaries, whether wholly or partially owned, and affiliates (and current and former agents, directors, officers, employees, representatives and attorneys of such divisions, subsidiaries and affiliates), and all persons acting by, through, under or in concert with any of them (collectively, the "Company Releasees") from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred), of any nature whatsoever, known or unknown, which Executive now has, owns or holds, or claims to have, own or hold, or which Executive at any time heretofore had, owned or held, or claimed to have, own or held against each or any of the Company Releasees relating to or arising from her employment by the Company or the change in title and responsibility to be effective on the Transition Date ("Executive Claim" or "Executive Claims"). The Executive Claims shall include, without implication of limitation, any claims made or which could have been made based upon the Employment Agreement, all claims for wrongful termination of employment whether in contract, tort or otherwise; all claims for constructive discharge; all claims for defamation or damage to reputation; all claims for breach of express or implied contract; all claims for intentional, reckless or negligent infliction of emotional distress; all claims for breach of any express or implied covenant of employment, including the covenant of good faith and fair dealing; all claims for interference with contractual or advantageous relations, whether prospective or existing; all claims for deceit or misrepresentation; all claims relating to the Executive's employment with the Company, including claims relating to her hire and change in position as Senior Vice President and Chief Operating Officer; all claims for discrimination under state or federal law, including, without limitation, claims under Title VII of the Civil Rights Act of 1964, as amended, the Age Discrimination in Employment Act, as amended, the Americans with Disabilities Act, as amended, the Rehabilitation Act of 1973, as amended, and under any applicable state fair employment practices law or statue; all claims for reinstatement; all claims for punitive damages; all claims for wages, bonuses, severance, back or front pay or other forms of compensation; and all claims for attorneys' fees and costs. The foregoing notwithstanding, this release and the Executive Claims shall not include: (i) all claims which arise from the Company's obligations under this Agreement; (ii) all claims in respect of Executive's rights under the Company's 401(k) Plan; (ii) all claims in respect of Executive's COBRA rights after the Transition Date or (iv) all claims in respect of Executive's rights to indemnification as an employee and officer of the Company pursuant to applicable law or the Company's organizational documents.

                  Executive agrees that she will not hereafter pursue any Executive Claim released herein against any Company Releasee by filing a lawsuit in any local, state or federal court, and she shall not seek damages of any nature, attorney's fees, or costs from the Company or any of the other Company Releasees in connection therewith.

                  (b) As a material inducement to Executive to enter into this Agreement and in consideration for Executive's agreements contained herein, the Company hereby irrevocably and unconditionally releases, acquits and forever discharges Executive, and each of her heirs, predecessors, successors, assigns, agents, representatives and attorneys, and all persons acting by, through, under or in concert with any of them (collectively, the "Executive Releasees") from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred), of any nature whatsoever, known or unknown, which the Company now has, owns or holds, or claims to have, own or hold, or which the Company at any time heretofore had, owned or held, or claimed to have, own or held against each or any of the Executive Releasees relating to or arising from Executive's employment by the Company ("Company Claim" or "Company Claims"). The Company Claims shall include, without implication of limitation, any claims made or which could have been made based upon the Employment Agreement; all claims for breach of express or implied contract; all claims for breach of any express or implied covenant of employment, including the covenant of good faith and fair dealing; all claims for interference with contractual or advantageous relations, whether prospective or existing; all claims for deceit or misrepresentation; all claims relating to the Executive's employment with the Company, and all claims for attorneys' fees and costs. The foregoing notwithstanding, this release and the Company Claims shall not include all claims which arise from Executive's obligations under this Agreement.

                  The Company agrees that it will not hereafter pursue any Company Claim against any Executive Releasee by filing a lawsuit in any local, state or federal court, and it shall not seek damages of any nature, attorney's fees, or costs from Executive or any of the other Executive Releasees in connection therewith.

7. Transition; Litigation and Regulatory Cooperation. Executive agrees to exert her best efforts through September 15, 2000 in assisting the Company in closing its office in Dallas, Texas. Executive further agrees that until September 15, 2000 she will provide such other assistance as the Company may reasonably request in connection with the transition of Executive's duties and responsibilities to such other Company personnel as the Chief Executive Officer of the Company may reasonably request. In addition, from and after the Transition Date, Executive agrees to reasonably cooperate with the Company, at the Company's sole cost and expense, in the defense or prosecution of any claims, actions or investigations which already have been brought or which may be brought in the future against or on behalf of the Company which relate to events or occurrences that transpired during Executive's employment with the Company. Executive's reasonable cooperation in connection with such claims or actions shall include, without implication of limitation, being available to meet with counsel or prepare for discovery or trial and to testify truthfully as a witness when reasonably requested by the Company at reasonable times designated by the Company. The Company shall promptly reimburse Executive for her expenses, including but not limited to all directly related long distance calls, travel, lodging, food, reasonable cost of legal representation, and any other expenses which are reasonably required for Executive to reasonable cooperate with the obligations of this paragraph. Provided, however, that with respect to travel, lodging and food, if Executive provides reasonable notice to the Company of the amount and sources of the expenses, at the Executive's request the Company will either pay the expenses directly or advance the cost of those expenses to Executive. Executive further agrees that unless required by law or legal process she will not voluntarily disclose to any person or party any information that is adverse to the Company, maintain the confidences and privileges of the Company, and testify truthfully regarding any information that she is obligated to disclose. Nothing herein shall be deemed to prevent Executive from complying to the full extent required by law, including, but not limited to, any court order or other legal process that may be issued to her. Provided, however, that nothing contained in this paragraph shall unreasonably interfere with Executive seeking and maintaining future employment. The Company and its legal representatives will use their best efforts to coordinate reasonable requests under this paragraph, which will not jeopardize Executive's future or on-going employment.

8.  Nondisparagement.

                  (a) Executive will not, directly or indirectly, for her own account or for or on behalf of any other person or entity, whether as an officer, director, employee, partner, principal, joint venturer, consultant, investor, shareholder, independent contractor or otherwise speak or act in any manner that is intended to be or is derogatory of the Company or the Company Releasees, unless required by law or legal process to truthfully provide information which would otherwise violate this section. Specifically, and without implication of limitation, Executive agrees not to take any action or make any statement, written or oral, which disparages or criticizes the Company, its management, or its business practices, or which disrupts or impairs the Company's normal operations, unless required by law or legal process to truthfully provide information which would otherwise violate this section.

                  (b) The Company agrees that the Company and its officers and directors will not, directly or indirectly, for its own account or for or on behalf of any other person or entity, whether as partner, principal, joint venturer, investor, shareholder, independent contractor or otherwise speak or act in any manner that is intended to be or is derogatory of Executive. Specifically, and without implication of limitation, the Company agrees that the Company and the Company's officers and directors will not take any action or make any statement, written or oral, which will directly or indirectly disparage or criticize Executive.

9. Right to Consider Agreement. Executive acknowledges that she has been given the opportunity, if she so desired, to consider this Agreement for twenty-one
(21) days before executing it. If not signed by Executive and returned to Robert
J. Dwyer, Esq., counsel to the Company, so that it is received by the close of business on the twenty-second (22nd) day after Executive's receipt of the Agreement, this Agreement will not be valid. In addition, if Executive breaches any of the conditions of the Agreement within the twenty-one (21) day period, the offer of this Agreement will be withdrawn and her execution of the Agreement will not be valid. In the event that Executive has executed this Agreement within less than twenty-one (21) days of the date of its delivery to her, Executive acknowledges that such decision was entirely voluntary and that she had the opportunity to consider this Agreement for the entire twenty-one (21) day period. The Company acknowledges that for a period of seven (7) days from the date of the execution of this Agreement, Executive shall retain the right to revoke this Agreement by written notice that is received by Robert J. Dwyer, Esq. before the end of such period, and that this Agreement shall not become effective or enforceable until the expiration of such revocation period.

10. Advice of Counsel. Executive represents and agrees that the Company hereby advises her to discuss all aspects of this Agreement with her attorney before signing the Agreement; that she has carefully read and fully understands all of the provisions of this Agreement and that she is voluntarily entering into this Agreement.

11. Confidentiality. Each of Executive and the Company and their respective counsel agree to hold the terms and conditions of this Agreement in strict confidence, except as may be required by law. If either party or such party's counsel is required by law to reveal information required by this paragraph to be kept confidential, such party will notify the other party before the information is revealed of the information that she or it will reveal, the reason therefore, and the identity of the entity seeking the information.

12. No Admission of Fault. Executive agrees that the Company's willingness to enter into this Agreement does not constitute and should not be construed as, any admission of liability or fault on the part of the Company or its officers, directors, employees and agents.

13. Written Statement; Letter of Recommendation. Notwithstanding the confidentiality provisions contained herein, the parties agree that (i) the statement that is annexed as Exhibit C may be distributed by Executive or the Company to anyone following the Transition Date, and (ii) the Chief Executive Officer of the Company shall furnish to Executive a letter of recommendation that is mutually acceptable to the Chief Executive Officer and Executive.

14. Entire Agreement. This Agreement supersedes any and all other prior or contemporaneous agreements, either oral or in writing, between the parties hereto with respect to the subject matter hereof, including, without limitation, the Employment Agreement, and this Agreement contains all of the covenants and agreements between the parties with respect to the termination of Executive's employment and the severance and other benefits she shall receive in connection therewith; provided, however, that all Options which will vest pursuant to their terms after the Benefit Period shall lapse and be forfeited as of the Transition Date and the unvested portion of the Restricted Stock Grant as set forth on Exhibit B shall be forfeited.

15. Law Governing This Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to conflicts of laws principles.

16. Waivers. No waiver at any time of any term or provision of this Agreement shall be construed as a waiver of any other term or provision of this Agreement and that a waiver at any time of any term or provision of this Agreement shall not be construed as a waiver at any subsequent time of the same term or provision.

17. Amendment. No amendment or modification of this Agreement shall be deemed effective unless and until executed in writing by each party hereto.

18. Severability and Limitation. All agreements and covenants contained herein are severable and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein. Should any court or other legally constituted authority determine that for any such agreement or covenant to be effective that it must be modified to limit its duration or scope, the parties hereto shall consider such agreement or covenant to be amended or modified with respect to duration and/or scope so as to comply with the orders of any such court or other legally constituted authority, and as to all other portions of such agreement or covenants they shall remain in full force and effect as originally written.

19. Headings. All headings set forth in this Agreement are intended for convenience only and shall not control or affect the meaning, construction or effect of this Agreement or of any of the provisions hereof.

20. Assignment. The Company shall have the right to assign this Agreement and to delegate all of its rights, duties and obligations hereunder to any entity which controls the Company, which the Company controls or which may be the result of the merger, consolidation, acquisition or reorganization of the Company and another entity. Executive agrees that this Agreement is personal to her and her rights and interests hereunder may not be assigned, nor may her obligations and duties hereunder be delegated, and that any attempted assignment or delegation in violation of this provision shall be void. Provided, however, that upon Executive's death her rights under this Agreement will inure to the benefit of her estate, successors and assigns.

21. Counterparts. This Agreement may be executed via facsimile transmission signature and counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.


                            [signature page follows]

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set above.

                                 CURATIVE HEALTH SERVICES, INC.
                                 (the "Company")

                                 By:   /s/   John Vakoutis
                                       Name: John Vakoutis
                                       Title: CEO


                                 ("Executive")

                                         /s/ Carol Gleber
                                             CAROL GLEBER

                                                                       EXHIBIT A

                     September 1, 1997 Employment Agreement

                                                                       EXHIBIT B

                 Schedule of Options and Restricted Stock Grant

                                                                       EXHIBIT C

                                Written Statement


Carol Gleber resigned her position as Senior Vice President and Chief Operating Officer of Curative Health Services, Inc. on September 1, 2000, following the Company's announced closure of its Dallas, Texas office Ms. Gleber, a long standing resident of Texas, decided to pursue other opportunities rather than relocate to the Company's New York headquarters.

                                                                  Exhibit 10.25

                            ASSET PURCHASE AGREEMENT

                                      among

                                CYTOMEDIX, INC.,

                                 CYTOMEDIX N.V.

                               CHS SERVICES, INC.

                                       and

                         CURATIVE HEALTH SERVICES, INC.

                                   dated as of

                                October 12, 2000





                                TABLE OF CONTENTS

                                                                                                               Page

ASSET PURCHASE AGREEMENT..........................................................................................1


ARTICLE I. DEFINITIONS............................................................................................1


ARTICLE II. SALE AND TRANSFER OF ASSETS; CLOSING..................................................................9

         Section 2.1      Assets to Be Sold.......................................................................9
         Section 2.2      Excluded Assets........................................................................11
         Section 2.3      Consideration..........................................................................12
         Section 2.4      Liabilities............................................................................12
         Section 2.5      Allocation.............................................................................14
         Section 2.6      Closing................................................................................14
         Section 2.7      Closing Obligations....................................................................14
         Section 2.8      Adjustment Amount......................................................................17

ARTICLE III. REPRESENTATIONS AND WARRANTIES OF SELLER............................................................19

         Section 3.1      Organization and Good Standing.........................................................19
         Section 3.2      Enforceability, Authority, No Conflict.................................................20
         Section 3.3      Financial Statements...................................................................21
         Section 3.4      Books and Records......................................................................21
         Section 3.5      Sufficiency of Assets..................................................................21
         Section 3.6      Real Property, Condition of Facilities.................................................22
         Section 3.7      Personal Property......................................................................23
         Section 3.8      Inventories............................................................................23
         Section 3.9      No Undisclosed Liabilities.............................................................24
         Section 3.10     Taxes..................................................................................24
         Section 3.11     No Material Adverse Change.............................................................24
         Section 3.12     Employees..............................................................................24
         Section 3.13     Employee Benefits......................................................................25
         Section 3.14     Compliance With Legal Requirements; Governmental Authorizations........................25
         Section 3.15     Legal Proceedings; Orders..............................................................27
         Section 3.16     Absence of Certain Changes and Events..................................................27
         Section 3.17     Contracts; No Defaults.................................................................28
         Section 3.18     Insurance..............................................................................29
         Section 3.19     Environmental Matters..................................................................29
         Section 3.20     Intellectual Property..................................................................30
         Section 3.21     Compliance with FDA and Related Legal Requirements.....................................33
         Section 3.22     Certain Payments.......................................................................33
         Section 3.23     Relationships with Related Persons.....................................................34
         Section 3.24     Brokers or Finders.....................................................................34
         Section 3.25     Solvency...............................................................................34

ARTICLE IV. REPRESENTATIONS AND WARRANTIES OF BUYER..............................................................35

         Section 4.1      Organization and Good Standing.........................................................35
         Section 4.2      Authority, No Conflict.................................................................35
         Section 4.3      Certain Proceedings....................................................................36
         Section 4.4      Financial Statements...................................................................36
         Section 4.5      Brokers or Finders.....................................................................36
         Section 4.6      No Material Adverse Change.............................................................36
         Section 4.7      No Undisclosed Liabilities.............................................................36
         Section 4.8      Solvency...............................................................................37

ARTICLE V. COVENANTS OF SELLER PRIOR TO CLOSING..................................................................37

         Section 5.1      Access and Investigation...............................................................37
         Section 5.2      Operation of the Business of Seller....................................................37
         Section 5.3      Negative Covenant......................................................................38
         Section 5.4      Required Approvals.....................................................................38
         Section 5.5      Notification...........................................................................38
         Section 5.6      No Negotiation.........................................................................38
         Section 5.7      Best Efforts...........................................................................39
         Section 5.8      Payment of Liabilities.................................................................39
         Section 5.9      Distribution Agreement.................................................................39

ARTICLE VI. COVENANTS OF BUYER PRIOR TO CLOSING..................................................................39

         Section 6.1      Required Approvals.....................................................................39
         Section 6.2      Best Efforts...........................................................................39
         Section 6.3      Distribution Agreement.................................................................39
         Section 6.4      Cytomedix GmbH.........................................................................39

ARTICLE VII. CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.................................................40

         Section 7.1      Accuracy of Representations............................................................40
         Section 7.2      Seller's Performance...................................................................40
         Section 7.3      Intentionally Omitted..................................................................40
         Section 7.4      Additional Documents...................................................................40
         Section 7.5      No Proceedings.........................................................................41
         Section 7.6      No Injunction..........................................................................41
         Section 7.7      Governmental Authorizations............................................................41
         Section 7.8      Employees..............................................................................42
         Section 7.9      Preparation of Financial Statements....................................................42

ARTICLE VIII. CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE...............................................42

         Section 8.1      Accuracy of Representations............................................................42
         Section 8.2      Buyer's Performance....................................................................42
         Section 8.3      Intentionally Omitted..................................................................42
         Section 8.4      Additional Documents...................................................................42
         Section 8.5      No Injunction..........................................................................43

ARTICLE IX. TERMINATION..........................................................................................43

         Section 9.1      Termination Events.....................................................................43
         Section 9.2      Effect of Termination..................................................................43

ARTICLE X. ADDITIONAL COVENANTS..................................................................................44

         Section 10.1     Employees and Employee Benefits........................................................44
         Section 10.2     Payment of All Taxes Resulting From Sale of Assets by Seller...........................45
         Section 10.3     Payment of Other Retained Liabilities..................................................46
         Section 10.4     Reports and Returns....................................................................46
         Section 10.5     Insurance..............................................................................46
         Section 10.6     Further Assurances.....................................................................46
         Section 10.7     Access to Patient Data Base of Seller..................................................46
         Section 10.8     Cooperation in the Event of FDA Action.................................................46
         Section 10.9     Audited Financial Statements...........................................................47
         Section 10.10    Right to Audit.........................................................................47
         Section 10.11    BTG Agreement..........................................................................47

ARTICLE XI. INDEMNIFICATION......................................................................................47

         Section 11.1     Survival...............................................................................47
         Section 11.2     Indemnification and Reimbursement By Seller............................................47
         Section 11.3     Indemnification and Reimbursement by Buyer.............................................48
         Section 11.4     Time Limitations.......................................................................48
         Section 11.5     Recoveries.............................................................................49
         Section 11.6     Limitations on Amount - Seller.........................................................49
         Section 11.7     Limitations on Amount - Buyer..........................................................50
         Section 11.8     Procedure for Indemnification - Third Party Claims.....................................50
         Section 11.9     Procedure For Indemnification - Other Claims...........................................51

ARTICLE XII. GENERAL PROVISIONS..................................................................................51

         Section 12.1     Confidentiality; Public Announcements..................................................51
         Section 12.2     Expenses...............................................................................52
         Section 12.3     Notices................................................................................52
         Section 12.4     Jurisdiction, Service of Process.......................................................53
         Section 12.5     Enforcement of Agreement...............................................................53
         Section 12.6     Waiver.................................................................................53
         Section 12.7     Entire Agreement and Modification......................................................54
         Section 12.8     Assignments, Successors, and No Third-Party Rights.....................................54
         Section 12.9     Severability...........................................................................54
         Section 12.10    Section Headings, Construction, Schedules..............................................54
         Section 12.11    Governing Law..........................................................................55
         Section 12.12    Execution of Agreement, Counterparts...................................................55

                            ASSET PURCHASE AGREEMENT

                  This Asset Purchase Agreement (the "Agreement"), is made and entered into as of October 12, 2000, by and among Cytomedix, Inc., a Delaware corporation ("Cytomedix, Inc.") (Cytomedix, Inc. and Cytomedix GmbH, at such time that Cytomedix GmbH enters into this Agreement as set forth in Section 6.4 below, jointly and severally, the "Buyer"), Cytomedix N.V., a Netherlands corporation ("Cytomedix N.V."), Curative Health Services, Inc., a Minnesota corporation ("Curative Health Services"), and CHS Services, Inc., a Delaware corporation ("CHS Services") (Curative Health Services and CHS Services, jointly and severally, the "Seller").

                                    RECITALS

                  Seller desires to sell, and Buyer desires to purchase, the Assets (as defined below) for the consideration and on the terms set forth in this Agreement.

                                    AGREEMENT

                  In consideration of the respective covenants and promises contained herein and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

                                   ARTICLE I.
                                   DEFINITIONS

                  For purposes of this Agreement, the following terms and variations thereof have the meanings specified or referred to in this Article I:

                  "Accounts Receivable" - (a) all trade accounts receivable and other rights to payment from customers of Seller and the full benefit of all security for such accounts or debts, (b) all other accounts or notes receivable and the full benefit of all security for such accounts or notes, and (c) any claims, remedies and other rights related to any of the foregoing.

                  "Actual  Knowledge"  - an  individual  will be  deemed to have
"Actual Knowledge" of a particular fact or other matter if such individual is actually aware of such fact or other matter, without conducting any investigation. Seller will be deemed to have "Actual Knowledge" of a particular fact or other matter if Karen Wood Blume, Bobby Kimbro, William Tella or John Prior, has Actual Knowledge of such fact or other matter (as set forth above). Buyer will be deemed to have "Actual Knowledge" of a particular fact or other matter if Christopher Caywood, James Cour or Glenn Charlesworth has Actual Knowledge of such fact or other matter (as set forth above).

   "Adjustment Amount" - as defined in Section 2.8(a).

   "Agreement" - as defined in the first paragraph of this Agreement.

   "Asset and Liability Information" - as defined in Section 3.3.

   "Assets" - as defined in Section 2.1.

   "Assignment and Assumption Agreement" - as defined in Section 2.7(a)(ii)(B).

   "Assignment and Assumption of Lease" - as defined in Section 2.7(a)(iii).

   "Assignment of Marks" - as defined in Section 2.7(a)(iv).

   "Assignment of Patents" - as defined in Section 2.7(a)(v).

   "Assumed Liabilities" - as defined in Section 2.4(b).

                  "Best Efforts" - the efforts that a prudent Person desirous of achieving a result would use in similar circumstances to ensure that such result is achieved as expeditiously as possible; provided, however, that a Person required to use Best Efforts under this Agreement will not be required to take actions that would result in a materially adverse change in the benefits to such Person of this Agreement and the Contemplated Transactions, dispose of or make any change to its business, or expend any material funds or incur any other material burden.

                  "Bill of Sale" - as defined in Section 2.7(a)(i).

                  "Breach" - any  violation or breach of, any  misrepresentation or inaccuracy in, any default under, or any failure to perform or comply with any representation, warranty, covenant, obligation, or other provision of any Contract, or any event which with the passing of time or the giving of notice, or both, would constitute such a violation, breach, misrepresentation, inaccuracy, default or failure.

                  "BTG Agreement" - that certain Commercialization Agreement dated as of January 19, 1998, by and between BTG USA, Inc., a Delaware corporation, and Curative Health Services.

                  "Bulk Sales Law" - as defined in Section 5.8.

                   "Business Day" - any day other than Saturday or Sunday or any other day on which banks in New York are permitted or required to be closed.

   "Buyer" - as defined in the first paragraph of this Agreement.

   "Buyer Indemnified Persons" - as defined in Section 11.2.

   "Buyer's Advisors" - as defined in Section 5.1

   "Buyer's Closing Documents" - as defined in Section 4.2(a).

   "Buyer Public Financial Statements" - as defined in Section 4.4.

   "CHS Services" - as defined in the first paragraph of this Agreement.

   "Closing" - as defined in Section 2.6.

   "Closing Date" - as defined in Section 2.6.

   "Closing Date Valuation" - as defined in Section 2.8(c).

   "Closing Tangible Assets Book Value" - as defined in Section 2.8(c).

   "COBRA" - the requirements of Section 4908 of the Code and Sections 601 through 608 of ERISA.

                  "Code" - the Internal Revenue Code of 1986, as amended, or any successor law, regulations issued by the IRS pursuant to the Code or any successor law.

                  "Consent" - any approval, consent, ratification, waiver, or other authorization.

                  "Contemplated Transactions" - all of the transactions contemplated by this Agreement.

                  "Contract"  -  any  agreement,   contract,  lease,  consensual
obligation, promise, or undertaking (whether written or oral and whether express or implied).

                  "Contribution Margin Information" - as defined in Section 3.3.

                  "Copyrights" - as defined in Section 3.20(a)(i)(C).

                  "Curative Corporate Headquarters" - as defined in
Section 2.2(k).

                  "Curative Health Services" - as defined in the first paragraph of this Agreement.

                  "Cytomedix GmbH" - as defined in Section 6.4.

                  "Cytomedix GmbH Assignment and Assumption Agreement" - as defined in Section 2.7(a)(ii)(B).

                  "Cytomedix GmbH Assumed Liabilities" - as defined in
Section 2.4(b).

  "Cytomedix GmbH Purchased Assets" - as defined in Section 2.1(b).

  "Cytomedix GmbH Purchase Price" - as defined in Section 2.3.

  "Cytomedix GmbH Seller Contracts" - as defined in Section 2.1(b)(i).

  "Cytomedix, Inc." -  as defined in the first paragraph of this Agreement.

  "Cytomedix, Inc. Assignment and Assumption Agreement" - as defined in
Section 2.7(a)(ii)(A).

  "Cytomedix, Inc. Assumed Liabilities" - as defined in Section 2.4(a).

  "Cytomedix, Inc. Guaranty Agreement" - as defined in Section 2.7(a)(xii).

  "Cytomedix, Inc. Purchased Assets" - as defined in Section 2.1(a).

  "Cytomedixc, Inc. Purchase Price" - as defined in Section 2.3.

  "Cytomedix, Inc. Seller Contracts" - as defined in Section 2.1(a)(iv).

  "Cytomedix N.V." - as defined in the first paragraph of this Agreement.

  "Cytomedix N.V. Guaranty Agreement" - as defined in Section 2.7(a)(xi)

                  "Cytomedix 10-Q" - as defined in Section 4.6.

                  "Damages" - as defined in Section 11.2.

                  "Distribution Agreement" - as defined in Section 5.9.

                  "Employee Benefit Plan" - any plan, program or agreement which Seller has maintained, sponsored or obligated itself under with respect to employees' benefits or welfare, including without limitation employee pension benefit plans (as defined in Section 3(2) of ERISA), employee welfare benefit plans (as defined in Section 3(1) of ERISA), bonus or incentive compensation, stock option or equity participation plans.

                  "Employees" - as defined in Section 3.12(a).

                  "Encumbrance"  -  any  charge,   claim,   community   property
interest, condition, equitable interest, lien, option, pledge, security interest, mortgage, right-of-way, easement, encroachment, servitude, right of first option, right of first refusal or restriction of any kind, including any restriction on use, voting (in the case of any security), transfer, receipt of income, or exercise of any other attribute of ownership.

                  "Environmental,  Health and Safety  Liabilities" - any Damages
or  Legal   Requirements   arising  from  or  under  any  Environmental  Law  or
Occupational Safety and Health Law.

                  "Environmental Law" - any Legal Requirement designed to regulate, punish or remedy the consequences of actions that damage the environment or public health and safety.

                  "ERISA" - the Employee Retirement Income Security Act of 1974, as amended, or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

               "Exchange Act" - the Securities Exchange Act of 1934, as amended.

                  "Excluded Assets" - as defined in Section 2.2.

                  "Facilities" - the blood processing facilities owned or operated by Seller in connection with the Procuren Operations located on the Leased Parcels and the Hospital Parcels set forth on Schedule 3.6(b).

                  "FDA" - the United States Food and Drug Administration.

                  "GAAP" - generally accepted accounting principles for financial reporting in the United States, applied on a basis consistent with the basis on which the financial statements referred to in Section 3.3 were prepared.

                  "Governing Documents" - with respect to any particular entity,
(a) if a corporation, the articles or certificate of incorporation and the bylaws; (b) if a general partnership, the partnership agreement and any statement of partnership; (c) if a limited partnership, the limited partnership agreement and the certificate of limited partnership; (d) if a limited liability company, the articles of organization and operating agreement; (e) any other charter or similar document adopted or filed in connection with the creation, formation or organization of a Person; (f) all equity holders' agreements, voting agreements, voting trust agreements, joint venture agreements, registration rights agreements or other agreements or documents relating to the organization, management or operation of any Person, or relating to the rights, duties and obligations of the equity holders of any Person; and (g) any amendment or supplement to any of the foregoing.

                  "Governmental Authorization" - any Consent, license, or permit issued, granted, given, or otherwise made available by or under the authority of any Governmental Body or pursuant to any Legal Requirement, but specifically excluding any general business license.

                  "Governmental Body" - any:

(a)      domestic or foreign federal, state, local, or municipal government;

(b) domestic or foreign governmental authority of any nature (including any agency, branch, department, board, commission, court, tribunal or other entity exercising governmental powers);

(c) domestic or foreign body exercising any administrative, executive, judicial, legislative, police, regulatory, or taxing authority or power; or

(d) official of any of the foregoing.

                  "Hazardous Material" - any substance,  material or waste which is regulated by any Governmental Body, including any waste which is defined or contains a "hazardous waste," "hazardous material," "hazardous substance," "extremely hazardous waste," "restricted hazardous waste," "biohazardous waste," biomedical waste," "medical waste," "sharps," "contaminant," "pollutant," "toxic waste" or "toxic substance" under any provision of Environmental Law, and including petroleum, petroleum products, asbestos or asbestos-containing material, urea formaldehyde, radioactive materials, and polychlorinated biphenyls.

                  "Hired Employees" - as defined in Section 10.1(a).

                  "Hospital Parcels" - as defined in Section 3.6(b).

                  "Hospital Parcel Contract" - as defined in Section 3.6(b).

                  "Improvements" - all trade fixtures and improvements made by or on behalf of the tenant located on the Parcels or included in the Assets, including those under construction.

    "Independent Accountants" - as defined in Section 2.8(e).

    "Intellectual Property Assets" - as defined in Section 3.20(a).

    "Interim Assets and Liability Information" - as defined in Section 3.3.

    "Interim Tangible Assets Book Value" - as defined in Section 2.8(b).

                  "Inventories" - all inventories of Seller used in connection with the Procuren Operations (including the Product), wherever located, including all work in process, raw materials, and all other materials and supplies to be used or consumed by Seller in the production and distribution of finished goods, but excluding the finished Product.

                  "IRS" - the United States Internal Revenue Service or any successor agency, and, to the extent relevant, the United States Department of the Treasury.

                  "Knowledge" - an individual will be deemed to have "Knowledge" of a particular fact or other matter if:

     (a)      such individual is actually aware of such fact or other matter; or

                           (b) a prudent individual could be expected to discover or otherwise become aware of such fact or other matter in the ordinary course of conducting a reasonably comprehensive investigation regarding the accuracy of any representations or warranties contained in this Agreement.

                  Seller will be deemed to have "Knowledge" of a particular fact or other matter if Karen Wood Blume, Bobby Kimbro, William Tella or John Prior, has Knowledge of such fact or other matter (as set forth in (a) and (b) above). Buyer will be deemed to have "Knowledge" of a particular fact or other matter if Christopher Caywood, James Cour or Glenn Charlesworth has Knowledge of such fact or other matter (as set forth in (a) and (b) above).

                  "Leased Parcel" - as defined in Section 3.6(b).

                  "Legal Requirement" - any applicable domestic or foreign federal, state, local, or municipal law, ordinance, principle of common law, code, regulation, statute, or treaty.

                  "Liability" - with respect to any Person, any liability or obligation of such Person of any kind, character or description, whether known or unknown, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, secured or unsecured, joint or several, due or to become due, vested or unvested, executory, determined, determinable or otherwise, and whether or not the same is required to be accrued on the financial statements of such Person.

                "Marks" - as defined in Section 3.20(a)(i).

                "Non-Real Property Encumbrances" - as defined in Section 3.7(a).

                  "Occupational Safety and Health Law" - any Legal Requirement designed to regulate occupational safety and health hazards in the workplace, including the Occupational Safety and Health Act, 29 U.S.C. ss. 651 et seq.

                  "Order" - any order, injunction, judgment, decree, ruling, assessment or arbitration award of any Governmental Body or arbitrator.

                  "Ordinary Course of Business" - an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if such action:

                           (a) is consistent in nature, scope and magnitude with
                  the past practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

                           (b) does not  require  authorization  by the board of
                  directors or shareholders of such Person (or by any Person or group of Persons exercising similar authority) and does not require any other separate or special authorization of any nature; and

                           (c) is  similar  in nature,  scope and  magnitude  to
                  actions customarily taken, without any separate or special authorization, in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

                  "Other Authorities" - as defined in Section 3.21(a).

                  "Parcels" - the Leased Parcels and the Hospital Parcels.

                  "Patents" - as defined in Section 3.20(a)(ii).

                  "Peptides Patents" - as defined in Section 3.20(a)(ii).

                  "Permitted Encumbrance" - any Permitted Non-Real Property Encumbrances or Permitted Real Property Encumbrances.

                  "Permitted Non-Real Property Encumbrances" - as defined in
Section 3.7(a).

                  "Permitted Real Property Encumbrance" - means all Encumbrances on the fee interest in the Parcels.

                  "Person" - an individual, partnership, corporation, business trust, limited liability company or partnership, joint stock company, trust, unincorporated association, joint venture or other entity, or a Governmental Body.

                  "Personnel Records" - any Records relating to any Employee that have previously been disclosed to such Employee, including such Employee's resume, job description, application, performance reviews, discipline records, salary history and letters of commendation.

                  "Proceeding" - any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, judicial or investigative, whether formal or informal, whether public or private) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

                  "Procuren   Operations"  -  the  development,   manufacturing,
marketing, licensing and distribution of the Product as currently conducted by Seller.

                  "Procuren Patents" - as defined in Section 3.20(a)(i)(B).

                  "Product"- Procuren(R), a thrombin-induced platelet releasate.

                  "Purchase Price" - as defined in Section 2.3.

                  "Real Property" - the Parcels and Improvements.

                  "Record" - information that is inscribed on a tangible medium or that is stored in an electronic or other medium and is retrievable in perceivable form.

                  "Related Person" - is:

                           (a)  with respect to a particular individual, each
other member of the individual's Family;

                           (b) any Person that, directly or indirectly, controls, is controlled by, or is under common control with a specified Person, including a member of an individual's Family;

                           (c) any Person (including  members of an individual's
                  Family, individually or in the aggregate) that holds a Material Interest in a specified Person;

                           (d) each Person that, or with respect to which one or
                  more members of a specified individual's Family, serves as a director, officer, partner, executor, or trustee of a specified Person (or in a similar capacity);

                           (e) any Person in which a specified Person holds a
                  Material Interest; and

                           (f) any  Person  with  respect  to which a  specified
                  Person serves as a general partner or a trustee (or in a similar capacity).

                  For purposes of this definition, (a) "control" (including "controlling," "controlled by" and "under common control with") means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise; (b) the "Family" of an individual includes any relationship by blood, marriage or adoption, not more remote than first cousin; and (c) "Material Interest" means direct or indirect beneficial ownership (defined as the power to vote or to direct the voting of, or the power to dispose of, an equity security) of voting securities or other voting interests representing at least five percent (5%) of the outstanding voting power of a Person or equity securities or other equity interests representing at least five percent (5%) of the outstanding equity securities or equity interests in a Person.

                  "Representative" - with respect to a particular Person, any director, officer, employee, agent, consultant, advisor, or other authorized representative of such Person, including legal counsel, accountants, and financial advisors.

                  "Retained Liabilities" - as defined in Section 2.4(c).

                  "Royalty Agreement" - as defined in Section 2.7(a)(viii).

                  "Securities Act" - the Securities Act of 1933, as amended.

                 "Seller" - as defined in the first paragraph of this Agreement.

                  "Seller Contract" - as defined in Section 2.1(b)(i).

                  "Seller Lease" - as defined in Section 3.6(b).

                  "Seller's Closing Documents" - as defined in Section 3.2(a).

               "Seller Public Financial Statements" - as defined in Section 3.3.

                  "Severance Plan" - as defined in Section 10.1(a).

                  "Subsidiary" - with respect to any Person (the "Owner"), any corporation or other Person of which securities or other interests having the power to elect a majority of board of directors or similar governing body, or otherwise having the power to direct its business and policies (other than securities or other interests having such power only upon the happening of a contingency that has not occurred) are held by Owner, directly or indirectly.

                  "Supply Agreement" - as defined in Section 2.7(a)(x).

                  "Tangible Assets Book Value" - as defined in Section 2.8(b).

                  "Tangible Personal Property" - all machinery, equipment, tools, furniture, office equipment, computer hardware, supplies, materials, vehicles and other items of tangible personal property (other than Inventories) of every kind owned or leased by Seller in connection with the Procuren Operations (wherever located and whether or not carried on Seller's books), together with any express or implied warranty by the manufacturers or sellers or lessors of any item or component part thereof, and all maintenance records and other documents relating thereto, but excluding those items set forth in Section 2.2(k).

                  "Tax" - any income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, property, environmental, windfall profit, customs, vehicle, airplane, boat, vessel or other title or registration, capital stock, franchise, employees' income withholding, foreign or domestic withholding, social security, unemployment, disability, real property, personal property, sales, use, transfer, value added, alternative, add-on minimum, and other tax, fee, assessment, levy tariff, charge or duty of any kind whatsoever, and any interest, penalties, additions or additional amounts thereon, imposed, assessed, collect by or under the authority of any Governmental Body or payable under any tax-sharing agreement or any other Contract.

           "Trade Secrets" - as defined in Section 3.20(a)(i)(D).

           "Transitional Services Agreement" - as defined in Section 2.7(a)(ix).

                                  ARTICLE II.
                      SALE AND TRANSFER OF ASSETS; CLOSING

Section 2.1       Assets to Be Sold.

(a) Upon the terms and subject to the conditions set forth in this Agreement, at the Closing, Curative Health Services, Inc. shall sell, convey, assign, transfer and deliver to Cytomedix, Inc., and Cytomedix, Inc. shall purchase and acquire from
                  Curative Health Services, Inc., free and clear of any Encumbrances other than Permitted Encumbrances, all of Seller's right, title and interest in and to the following assets, wherever located (the "Cytomedix, Inc. Purchased Assets"):

(i)  all leasehold and other title to or interest in the Real Property;

(ii) all Tangible Personal Property as of the Closing Date, including those items described in Schedule 2.1(a)(ii);

(iii) all Inventories as of the Closing Date;

(iv) all  Seller's  rights in, to and under all the  Contracts  listed on
Schedule 3.6(b) and Schedule 3.17(a) (the "Cytomedix,  Inc. Seller  Contracts");

(v) all Governmental Authorizations relating to the Procuren Operations listed on Schedule 3.14(b), and all pending applications therefor or renewals thereof, in each case to the extent transferable to Cytomedix, Inc.;

(vi) all of the following data and Records of Seller principally relating to the Procuren Operations and the Peptide Patents: (i) client and customer lists and Records, (ii) raw data, (iii) research and development reports and Records, (iv) production reports and Records, (v) service and warranty Records, (vi) equipment logs, operating guides and manuals, (vii) the creative materials, advertising materials and promotional materials described in Schedule 2.1(a)(vi), (viii) clinical research or other studies, reports and correspondence with respect thereto, (ix) copies of the Personnel Records, (x) copies of all financial and accounting Records of Seller relating to the Procuren Operations (if applicable, in compatible electronic format), and (xi) all other data and Records located at the Facilities.

(vii) all insurance benefits, including rights and proceeds, arising from or relating to the Assets or the Assumed Liabilities prior to the Closing Date, unless expended in accordance with this Agreement;

(viii) all claims of Seller against third parties relating to the Assets, whether choate or inchoate, known or unknown, contingent or non-contingent, including all such claims listed in Schedule 2.1(a)(viii);

(ix) all rights of Seller  relating to
deposits and prepaid expenses, claims for refunds and rights to offset in respect thereof in connection with the Procuren Operations (including, without limitation, any security deposits under the Seller Leases) which are not listed in Schedule 2.2(c) and which are not excluded under Section 2.2(g); and

(x) all other properties and assets of every kind, character and description, tangible or intangible, of every kind and description, owned by Seller and used or held for use in connection with the Facilities, whether or not similar to the items specifically set forth above, except as set forth in Section
2.2 below.

     (b) Upon the terms and subject to the conditions set forth in this Agreement, at the Closing, Seller shall sell, convey, assign, transfer and deliver to Cytomedix GmbH, and Cytomedix GmbH shall purchase and acquire from Seller, free and clear of any Encumbrances other than Permitted Encumbrances and Encumbrances set forth as such on Schedule 3.20(c) and 3.20(i) - Software, all of Seller's right, title and interest in and to the following assets, wherever located (the "Cytomedix GmbH Purchased Assets"):

(i)all  Seller's   rights  in,  to  and  under  all  the
   Contracts  listed on Schedule 3.20(b) (the "Cytomedix
   GmbH  Seller   Contracts,"   and  together  with  the
   Cytomedix,   Inc.  Seller   Contracts,   the  "Seller
   Contracts") and such other contracts that principally relate to the Intellectual Property Assets ; and

(ii) all of the intangible rights and property of Seller relating to the Procuren Operations and the Peptide Patents, including Intellectual Property Assets, going concern value, goodwill, and listings and those items listed on
Schedule 3.20(e),  Schedule 3.20(f),  Schedule 3.20(g) and Schedule 3.20(i).

     (c) The Cytomedix, Inc. Purchased Assets and the Cytomedix GmbH Purchased Assets are herein referred to collectively as the "Assets". Notwithstanding the foregoing, the transfer of the Assets pursuant to this Agreement shall not include the assumption of any Liability in respect thereof unless the Buyer expressly assumes such Liability pursuant to Section 2.4(a) or 2.4(b).

Section 2.2       Excluded Assets.

                  Notwithstanding  anything to the contrary contained in Section
2.1 or elsewhere in this Agreement, all items not included within the Assets (collectively, the "Excluded Assets") are not part of the sale and purchase contemplated hereunder, are excluded from the Assets, and shall remain the property of Seller after the Closing, which Excluded Assets include but are not limited to:

(a) all cash and cash equivalents and all securities and short term investments relating to the Procuren Operations;

(b)      all Accounts Receivable relating to the Procuren Operations;

(c) those rights of Seller relating to deposits and prepaid expenses and claims for refunds and rights to offset in respect thereof in connection with the Procuren Operations listed on Schedule 2.2(c);

(d) all of Seller's insurance policies and rights thereunder in connection with the Procuren Operations (except to the extent specified in Sections
2.1(a)(viii)  and 2.1(a)(ix));

(e) all of the Seller Contracts listed Schedule  2.2(e);

(f) all personnel Records and other Records relating to the Procuren Operations that Seller is required by law to retain in its possession;

(g) all claims for refund of Taxes and other governmental charges of whatever nature relating to the Procuren Operations;

(h) all rights in connection with and assets of any Employee  Benefit Plans;


(i) all rights of Seller  in  connection  with the  Contemplated  Transactions;

(j) the property and assets expressly designated in Schedule 2.2(j);

(k) all of Seller's Tangible Personal Property (i) used in the general administration of the Procuren Operations and located at 150 Motor Parkway, Hauppauge, New York 11788 (the "Curative Corporate Headquarters"), or (ii) located at the wound care centers of Seller, except as set forth in
Schedule  2.1(a)(ii);

(l) all of Seller's data and Records maintained at the Curative Corporate Headquarters, field offices or wound care centers, including the MediLink
Database and all financial data and Records relating to the Procuren Operations or otherwise;

(m) all of Seller's creative materials, advertising materials and promotional materials and all copyrights that are a part of such materials except as set forth in Schedule 2.1(a)(vi); and

(n) all of Seller's intellectual property except to the extent specified in Section 2.1(b)(ii), including all of Seller's right to intellectual property embodied in the wound care center protocols to the extent that any such protocols do not relate to the Procuren Operations or the Peptide Patents and those exclusions identified in Schedule 3.20(i) - Software Section (1), as identified by an asterisk.

Section 2.3 Consideration.

                  The consideration for the Cytomedix, Inc. Purchased Assets (the "Cytomedix, Inc. Purchase Price") is (i) $3,102,450 plus or minus the Adjustment Amount, and (ii) the assumption of the Cytomedix, Inc. Assumed Liabilities. The consideration for the Cytomedix GmbH Purchased Assets (the "Cytomedix GmbH Purchase Price"; together with the Cytomedix, Inc. Purchase Price, the "Purchase Price") is (i) $680,121, (ii) the assumption of the Cytomedix GmbH Assumed Liabilities, and (iii) the obligation of Cytomedix GmbH to pay future royalties as set forth in the Royalty Agreement. In accordance with Section 2.7(b), at the Closing the Purchase Price, prior to adjustment on account of the Adjustment Amount, shall be delivered by Buyer to Seller as follows: (i) $3,782,571 by wire transfer to an account specified by Seller; and
(ii) the balance of the Purchase Price by the execution and delivery of the Assignment and Assumption Agreement and the Royalty Agreement. The Adjustment Amount shall be paid in accordance with Section 2.8.



Section 2.4       Liabilities.

(a) Cytomedix, Inc. Assumed Liabilities. At the Closing, Cytomedix, Inc. shall assume and agree to discharge only the following specifically enumerated Liabilities of Seller (the "Cytomedix, Inc. Assumed Liabilities"):

     (i) any Liability arising after the Closing under any Cytomedix, Inc. Seller Contract included in the Assets (other than any Liability arising out of or relating to a Breach which occurred prior to the Closing), except as otherwise set forth in the Supply Agreement; and

     (ii) any Liability of Seller described in Schedule 2.4(a)(ii).

(b) Cytomedix GmbH Assumed Liabilities. At the Closing, Cytomedix GmbH shall assume and agree to discharge only the following specifically enumerated Liabilities of Seller (the "Cytomedix GmbH Assumed Liabilities"; together with the Cytomedix, Inc. Assumed Liabilities, the "Assumed Liabilities"):

     (A) any Liability arising after the Closing under any Cytomedix GmbH Seller Contract and those Contracts assigned pursuant to Section 2.1(b)(i) (other than any Liability arising out of or relating to a Breach which occurred prior to the Closing).

(c) Retained Liabilities. "Retained Liabilities" shall mean every Liability of Seller other than the Assumed Liabilities. All of the Retained Liabilities shall remain the sole responsibility of and shall be retained, paid, performed and discharged solely by Seller. Retained Liabilities shall include, without limitation, all of the following Liabilities (whether relating to the Procuren Operations or otherwise):

     (i) any Liability arising out of or relating to products of Seller to the extent manufactured or sold prior to the Closing, including without limitation any products liability claims with respect thereto;

     (ii) any Liability under any Contract assumed by Buyer pursuant to Section 2.4(a) or 2.4(b) which arises after the Closing but which arises out of or relates to any Breach that occurred prior to the Closing;

     (iii)(A) any Liability for Taxes arising as a result of Seller's operation of the Procuren Operations or ownership of the Assets prior to Closing, (B) any Liability for Taxes that will arise as a result of the sale of the Assets pursuant to this Agreement and (C) any Liability for Taxes which were deferred prior to Closing;

     (iv) any Liability under any Contract not assumed by Buyer under Section 2.4(a) or 2.4(b), including any Liability arising out of or relating to Seller's credit facilities, indebtedness or any security interest related thereto;

     (v) any Liability under any Environmental Law or Occupational Safety and Health Law, including without limitation any Liability arising out of or relating to (1) any Hazardous Materials or other contaminants that were present on the Facilities or Assets at any time on or prior to the Closing Date, or (2) any property or Facility at or to which, prior to the Closing Date, Hazardous Materials were generated, manufactured, refined, transferred, imported, used or processed by Seller or any other Person for whose conduct it is or may be held responsible in connection with the Procuren Operations;

     (vi) any Liability under the Employee Benefit Plans or relating to payroll, vacation, sick leave, workers' compensation, unemployment benefits, pension benefits, employee stock option or profit sharing plans, health care plans or benefits, or any other employee plans or benefits of any kind for Seller's employees or former employees or both;

     (vii)any  Liability   under  any   employment,   severance,   retention  or
          termination agreement with any employee of Seller or any of its Related Persons;

     (viii) any Liability arising out of or relating to any employee grievance whether or not the affected employees are hired by Buyer;

     (ix) any Liability of Seller to any Related Person not assumed by Buyer under Section 2.4(a) or 2.4(b);

     (x) any Liability of Seller to indemnify, reimburse or advance amounts to any officer, director, employee or agent of Seller;


     (xi) any Liability arising out of any Proceeding pending as of the Closing, whether or not set forth in any of the Schedules attached hereto, or any Proceeding commenced after the Closing and arising out of, or relating to, any occurrence or event happening prior to the Closing;

     (xii)any Liability arising out of or resulting from Seller's compliance or non-compliance prior to the Closing with any Legal Requirement or Order of any Governmental Body;

     (xiii) any Liability of Seller under this Agreement or any other document executed in connection with the Contemplated Transactions; and

     (xiv)any Liability of Seller based upon Seller's acts or omissions occurring after the Closing.

Section 2.5 Allocation.

                  The  Purchase  Price shall be  allocated  in  accordance  with
Exhibit 2.5. After the Closing, the parties shall make consistent use of the allocation specified in Exhibit 2.5 for all Tax purposes and in any tax returns filed with the IRS in respect thereof, including IRS Form 8594. In any Proceeding related to the determination of any Tax, neither Buyer nor Seller shall contend or represent that such allocation is not a correct allocation.

Section 2.6       Closing.

                  The consummation of the purchase and sale provided for in this Agreement (the "Closing") will take place at the offices of Latham & Watkins, 885 Third Avenue, Suite 1000, New York, New York at 10 a.m. (local time) on December 1, 2000, or at such other time and place as the parties may agree (the "Closing Date"). Subject to the provisions of Article IX, failure to consummate the purchase and sale provided for in this Agreement on the date and time and at the place determined pursuant to this Section 2.6 will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement.

Section 2.7       Closing Obligations.

                  In addition to any other documents to be delivered under other provisions of this Agreement, at the Closing:

     (a) Seller shall deliver to Buyer, together with funds sufficient to pay all Taxes subject to Section 10.2 necessary for the transfer, filing or recording thereof:

     (i)  a bill of sale in the form of Exhibit 2.7(a)(i) (the "Bills of Sale"):

     (A)  for all of the Cytomedix,  Inc. Purchased Assets,  executed by Seller;
          and

     (B)  for all of the Cytomedix  GmbH Purchased  Assets,  executed by Seller.

     (ii) an assignment in the form of Exhibit 2.7(a)(ii):

     (A) of all of the Cytomedix, Inc. Purchased Assets which are intangible personal property, which assignment shall also contain Cytomedix, Inc.'s undertaking and assumption of the Cytomedix, Inc. Assumed Liabilities (the "Cytomedix, Inc. Assignment and Assumption Agreement"), executed by Seller; and

     (B) of all of the Cytomedix GmbH Purchased Assets which are intangible personal property, which assignment shall also contain Cytomedix, GmbH's undertaking and assumption of the Cytomedix GmbH Assumed Liabilities (the "Cytomedix GmbH Assignment and Assumption Agreement," and, together with the Cytomedix, Inc. Assignment and Assumption Agreement, the "Assignment and Assumption Agreements"), executed by Seller; and

     (iii)for each Seller Lease identified on Schedule 3.6(b), an Assignment and Assumption of Lease in the form of Exhibit 2.7(a)(iii) (the "Assignment and Assumption of Lease"), or such other appropriate document or instrument of transfer, as the case may require, each in form and substance satisfactory to Buyer and its counsel and executed by Seller;

     (iv) an assignment of all of the Marks in the form of Exhibit 2.7(a)(iv), executed by Seller (the "Assignment of Marks");

     (v) an assignment of all of the Patents in the form of Exhibit 2.7(a)(v), executed by Seller (the "Assignment of Patents");

     (vi) an assignment of all of the Copyrights in form mutually acceptable to Buyer and Seller;

     (vii)such other deeds, bills of sale, assignments, certificates of title, documents and other instruments of transfer and conveyance as may reasonably be requested by Buyer, each in form and substance satisfactory to Buyer and its counsel and executed by Seller;

     (viii) a royalty agreement in the form of Exhibit 2.7(a)(viii), executed by Seller (the "Royalty Agreement");

     (ix) a transitional services agreement in the form of Exhibit 2.7(a)(ix), executed by Seller (the "Transitional Services Agreement");

     (x) a supply agreement in the form of Exhibit 2.7(a)(x), executed by Seller (the "Supply Agreement");

     (xi) a guaranty agreement in the form of Exhibit 2.7(a)(xi), executed by Seller (the "Cytomedix N.V. Guaranty Agreement");

     (xii)a guaranty agreement in the form of Exhibit 2.7(a)(xii), executed by Seller (the "Cytomedix, Inc. Guaranty Agreement");

     (xiii) a certificate executed by each of Curative Health Services and CHS Services as to the accuracy of their respective representations and warranties as of the date of this Agreement and as of the Closing in accordance with Section 7.1 and as to their respective compliance with and performance of their covenants and obligations to be performed or complied with at or before the Closing in accordance with Section 7.2;

     (xiv)a   certificate   of  the  Secretary  of  Curative   Health   Services
          certifying, as complete and accurate as of the Closing, attached copies of the bylaws of Curative Health Services, certifying and attaching all requisite resolutions or actions of Curative Health Services' board of directors approving the execution and delivery of this Agreement and the consummation of the Contemplated Transactions and certifying to the incumbency of the officers of Curative Health Services executing this Agreement and any other document relating to the Contemplated Transactions; and

     (xv) a certificate of the Secretary of CHS Services certifying, as complete and accurate as of the Closing, attached copies of the bylaws of CHS Services, certifying and attaching all requisite resolutions or actions of CHS Services' board of directors approving the execution and delivery of this Agreement and the consummation of the Contemplated Transactions and certifying to the incumbency of the officers of CHS Services executing this Agreement and any other document relating to the Contemplated Transactions; and

(b)  Cytomedix,  Inc. and  Cytomedix  GmbH, as the case may be, shall deliver to
Seller:


     (i) $3,102,450 by wire transfer from Cytomedix, Inc. to accounts specified in writing by Seller and delivered to Buyer at least one (1) Business Day prior to Closing;

     (ii) $680,121 by wire transfer from Cytomedix GmbH to accounts specified in writing by Seller and delivered to Buyer at least one (1) Business Day prior to Closing;

     (iii)the Cytomedix, Inc. Assignment and Assumption Agreement, executed by Cytomedix, Inc.;

     (iv) the Cytomedix GmbH Assignment and Assumption Agreement, executed by Cytomedix GmbH;

     (v)  the Assignment and Assumption of Leases, executed by Cytomedix, Inc.;

     (vi) the Royalty Agreement, executed by Cytomedix GmbH;

     (vii) the Transition Services Agreement, executed by Cytomedix, Inc.;

     (viii) the Supply Agreement, executed by Cytomedix GmbH;


     (ix) the Cytomedix N.V. Guaranty Agreement, executed by Cytomedix N.V.;

     (x)  the Cytomedix, Inc. Guaranty Agreement, executed by Cytomedix, Inc.;

     (xi) a certificate executed by Cytomedix, Inc. and Cytomedix GmbH as to the accuracy of their representations and warranties as of the date of this Agreement and as of the Closing in accordance with Section 8.1 and as to their compliance with and performance of their covenants and obligations to be performed or complied with at or before the Closing in accordance with Section 8.2;

     (xii)a certificate of the Secretary of Cytomedix, Inc. certifying, as complete and accurate as of the Closing, attached copies of the bylaws of Cytomedix, Inc. and certifying and attaching all requisite resolutions or actions of Cytomedix Inc.'s board of directors approving the execution and delivery of this Agreement and the consummation of the Contemplated Transactions and certifying to the incumbency of the officers of Cytomedix, Inc. executing this Agreement and any other document relating to the Contemplated Transactions; and

     (xiii) a certificate of the Secretary of Cytomedix GmbH certifying, as complete and accurate as of the Closing, attached copies of the bylaws of Cytomedix GmbH and certifying and attaching all requisite resolutions or actions of Cytomedix GmbH's board of directors approving the execution and delivery of this Agreement and the consummation of the Contemplated Transactions and certifying to the incumbency of the officers of Cytomedix GmbH executing this Agreement and any other document relating to the Contemplated Transactions.

Section 2.8       Adjustment Amount.

(a) The "Adjustment Amount" (which may be a positive or negative number) will be an amount equal to the amount determined by subtracting the Interim Tangible Assets Book Value (as defined in Section 2.8(b) below) from the Closing Tangible Assets Book Value (as defined in Section 2.8(c)). If the Adjustment Amount is positive, the difference shall be paid by wire transfer by Cytomedix, Inc. to an account specified by Seller. If the Adjustment Amount is negative, such difference shall be paid by wire transfer by Seller to an account specified by Cytomedix, Inc. All payments due and owing under this Section 2.8(a) shall be made together with interest at the rate of ten percent (10%) per annum, which interest shall begin accruing on the Closing Date and end on the date the payment is made. Within three (3) Business Days after the calculation of the Adjustment Amount becomes binding and conclusive on the parties pursuant to Sections 2.8(d) and 2.8(e), Seller or Cytomedix, Inc., as the case may be, shall make the wire transfer payment provided for in this Section 2.8(a).

(b) "Tangible Assets Book Value" shall mean the tangible assets book value of the Tangible Personal Property and the Inventories as of any given date. The Tangible Assets Book Value of Seller as of September 30, 2000 (the "Interim Tangible Assets Book Value") was $3,102,450, as more specifically set forth on
Schedule 2.8(b) attached  hereto.

(c) Cytomedix, Inc. shall determine the book value (the "Closing Tangible Assets Book Value") of the Tangible Personal Property and the Inventories as of the Closing Date (the "Closing Date Valuation") using generally accepted accounting principles as applied in the determination of the book value of the Tangible Personal Property and Inventories as set forth in Schedule 2.8(b); provided, however, that the Assets listed on Schedule 2.8(b) shall be deemed to have the same book value in the Closing Date Valuation as set forth on Schedule 2.8(b) and any adjustment based upon the Closing Date Valuation shall result from any difference in the Assets included in the Closing Date Valuation compared to the Assets included on Schedule 2.8(b) other than changes reflecting the further depreciation of the Assets using GAAP consistently applied. Cytomedix, Inc. shall deliver the Closing Date Valuation and its determination of the Closing Tangible Assets Book Value to Seller within forty-five (45) days following the Closing Date.

(d) If within fifteen (15) days following delivery of the Closing Date Valuation, Seller has not given Cytomedix, Inc. written notice of its objection to the Closing Tangible Assets Book Value calculation (which notice must state the basis of Seller's objection), then the Closing Tangible Assets Book Value shall be binding and conclusive on the parties and shall be used in computing the Adjustment Amount.

(e) If Seller duly gives Cytomedix, Inc. such notice of objection, and if Seller and Cytomedix, Inc. fail to resolve the issues outstanding with respect to the Closing Date Valuation and the calculation of the Closing Tangible Assets Book Value within fifteen (15) days of Cytomedix, Inc.'s receipt of Seller's objection notice, Seller and Cytomedix, Inc. shall submit the issues remaining in dispute to a certified public accountant mutually agreed to by KPMG LLP and Ernst & Young LLP (the "Independent Accountants"). If issues are submitted to the Independent Accountants for resolution, (i) Seller and Cytomedix, Inc. shall furnish or cause to be furnished to the Independent Accountants such work papers and other documents and information relating to the disputed issues as the Independent Accountants may request and are available to that party or its agents and shall be afforded the opportunity to present to the Independent Accountants any material relating to the disputed issues and to discuss the issues with the Independent Accountants; (ii) the determination by the Independent Accountants, as set forth in a notice to be delivered to both Seller and Cytomedix, Inc. within thirty (30) days of the submission to the Independent Accountants of the issues remaining in dispute, shall be final, binding and conclusive on the parties; and (iii) Seller and Cytomedix, Inc. will each bear fifty percent (50%) of the fees and costs of the Independent Accountants for such determination.


                                  ARTICLE III.
                    REPRESENTATIONS AND WARRANTIES OF SELLER

Seller represents and warrants to Buyer as follows:

Section 3.1       Organization and Good Standing.

     (a) Schedule 3.1(a) contains a complete and accurate list of Curative Health Services' jurisdiction of incorporation and any other jurisdictions in which it is qualified to do business as a foreign corporation. Curative Health Services is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to conduct the Procuren Operations as it is now being conducted, to own or use the properties and assets that it purports to own or use in connection with the Procuren Operations, and to perform all its obligations under Seller Contracts. Curative Health Services is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned or used by it in connection with the Procuren Operations, or the nature of the activities conducted by it in connection with the Procuren Operations, requires such qualification and in which the failure to be so qualified would have a material adverse effect on the business and financial condition of the Procuren Operations.

(b) Complete and accurate copies of the certificate of incorporation and bylaws of Curative Health Services, as currently in effect, are attached as Schedule 3.1(b).

(c) Schedule 3.1(c) contains a complete and accurate list of CHS Services' jurisdiction of incorporation and any other jurisdictions in which it is qualified to do business as a foreign corporation. CHS Services is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to conduct the Procuren Operations as it is now being conducted, to own or use the properties and assets that it purports to own or use in connection with the Procuren Operations, and to perform all its obligations under Seller Contracts. CHS Services is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned or used by it in connection with the Procuren Operations, or the nature of the activities conducted by it in connection with the Procuren Operations, requires such qualification and in which the failure to be so qualified would have a material adverse effect on the business and financial condition of the Procuren Operations.

(d) Complete and accurate copies of the certificate of incorporation and bylaws of CHS Services, as currently in effect, are attached as Schedule 3.1(d).

(e) Except for CHS Services, Curative Health Services does not have any Subsidiaries that are used by Seller in the conduct of the Procuren Operations or which own any of the Assets.

Section 3.2 Enforceability, Authority, No Conflict.

     (a) This Agreement constitutes the legal, valid, and binding obligation of Seller, enforceable against it in accordance with its terms. Upon the execution and delivery by Seller of the Bills of Sale, the Assignment and Assumption Agreements, the Assignment and Assumption of Leases, the Assignment of Marks, the Assignment of Patents, the Royalty Agreement, the Supply Agreement, the Distribution Agreement, the Transition Services Agreement, the Guaranty Agreement and each other document or instrument to be executed or delivered by the Seller at Closing (collectively, the "Seller's Closing Documents"), each of Seller's Closing Documents will constitute the legal, valid, and binding obligation of Seller, enforceable against it in accordance with its terms. Seller has the power and authority to execute and deliver this Agreement and the Seller's Closing Documents and to perform its obligations under this Agreement and the Seller's Closing Documents, and such action has been duly authorized by all necessary action by Seller's board of directors.

     (b) Except as set forth in Schedule 3.2(b), neither the execution and delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):

     (i) breach (A) any provision of any of the Governing Documents of Seller, or (B) any resolution adopted by the board of directors or the shareholders of Seller;

     (ii) breach or give any Governmental Body or other Person the right to exercise any remedy or obtain any relief under, any Legal Requirement or any Order to which Seller, or any of the Assets, may be subject;

     (iii)contravene, conflict with, or result in a violation or breach of any of the terms or requirements of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or adversely modify, any Governmental Authorization that is held by Seller or that otherwise relates to the Assets or to the Procuren Operations;

     (iv) cause Buyer to become subject to, or to become liable for, the payment of any Tax;

     (v) Breach any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or payment under, or to cancel, terminate, or modify, any Seller Contract; or

     (vi) result in the imposition or creation of any Encumbrance upon or with respect to any of the Assets.

in each case of (i) through (vi) above, the result of which could reasonably expected to have a material adverse effect on the financial condition of the Procuren Operations or the Assets as a whole or the operation of any of the Facilities individually.

     (c) Except as set forth in Schedule 3.2(c), Seller is not required to give any notice to or obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions.

Section 3.3       Financial Statements.

                  Seller has delivered, or shall have delivered within ten (10) days of this Agreement, to Buyer: (a) an unaudited statement of net assets and liabilities of Seller with respect to the Procuren Operations (the "Asset and Liability Information") as of December 31, 1999, 1998 and 1997 and related unaudited statement of revenue, cost, expenses and cash flows of Seller with respect to the Procuren Operations (the "Contribution Margin Information") for each of the years then ended, including the notes thereto; (b) Asset and Liability Information as of August 31, 2000 (the "Interim Asset and Liability Information") and the related Contribution Margin Information for the eight (8) months then ended, including the notes thereto. Such Asset and Liability Information and the Contribution Margin Information referred to above presents fairly in all material respects the Asset and Liability Information and Contribution Margin Information of the Procuren Operations in accordance with GAAP. In addition, Seller acknowledges that Buyer has relied upon the consolidated financial statements and other information contained in the Curative Health Services' Annual Report on Form 10-K for the years ended 1999, 1998, and 1997 and Form 10-Q for the fiscal periods ended March 31, 2000 and June 30, 2000 filed with the Securities and Exchange Commission in compliance with its reporting requirements as a public company (such financial information, the "Seller Public Financial Statements"). The Seller Public Financial
Statements referred to in this Section 3.3, fairly present the financial condition and the results of operations, changes in shareholders' equity, and cash flows of Seller as at the respective dates of and for the periods referred to in such financial statements, all in accordance with GAAP. The Seller Public Financial Statements, Asset and Liability Information and Contribution Margin Information referred to in this Section 3.3, reflect the consistent application of GAAP throughout the periods involved. The Seller Public Financial Statements, Asset and Liability Information and Contribution Margin Information referred to in this Section 3.3, have been prepared from books and records of Seller referred to in Section 3.4.

Section 3.4       Books and Records.

                  The books of account and other financial Records of Seller relating to the Procuren Operations, all of which have been made available to Buyer, are complete and correct in all material respects and represent actual, bona fide transactions and have been maintained in accordance with sound business practices and the requirements of Section 13(b)(2) of the Exchange Act, including the maintenance of an adequate system of internal controls.

Section 3.5       Sufficiency of Assets.

                  Except as set forth in Schedule 3.5 and except to the extent contemplated by the Transitional Services Agreement, the Assets constitute all of the assets, tangible and intangible, of any nature whatsoever, necessary to conduct the Procuren Operations in the manner presently operated by Seller.

Section 3.6       Real Property, Condition of Facilities.

     (a) Seller does not own any real property in fee simple in connection with the Procuren Operations.


     (b) Schedule 3.6(b) contains the street address, approximate rentable square footage, landlord and applicable expiration date of the Seller Lease or Hospital Parcel Contract, as the case may be, with respect to all Facilities in which Seller, in connection with the Procuren Operations, (i) has a leasehold interest, excluding the real property leases expressly designated as excluded in
Schedule 2.2(j) (each such parcel, a "Leased Parcel," and each such Lease, a "Seller Lease"), or (ii) licenses or uses space at a hospital pursuant to the terms of a Contract with such hospital (each such parcel, a "Hospital Parcel," and each such Contract, a "Hospital Parcel Contract"). Seller has good and marketable title to its (i) leasehold estate in each Leased Parcel, and (ii) estate in, or right to, each Hospital Parcel, in each case free and clear of all Encumbrances on such estate or right, except Permitted Real Property Encumbrances.

     (c) With respect to each Leased Parcel, except as set forth in Schedule 3.6(c):

     (i) the Seller Lease is legal, valid, binding, enforceable, and in full force and effect;

     (ii) the  Seller  Lease  will  continue  to  be  legal,   valid,   binding,
          enforceable, and in full force and effect on identical terms following the consummation of the Contemplated Transactions;

     (iii)Neither Seller nor, to the Knowledge of Seller, the lessor under the Seller Lease, is in Breach of the Seller Lease, and no event has occurred which, with notice or lapse of time, would constitute a Breach by Seller of the Seller Lease or permit termination, modification, or acceleration thereunder;

     (iv) Neither Seller nor, to the Knowledge of Seller, the lessor under the Seller Lease has repudiated any provision thereof;

     (v) there are no disputes, oral agreements, or forbearance programs in effect as to the Seller Lease;

     (vi) if such Seller Lease is a sublease, the representations and warranties set forth in subsections (i)-(v) above are also true and correct with respect to the underlying lease;

     (vii)Neither   Seller  nor  any   predecessor   of  Seller  has   assigned,
          transferred, conveyed or encumbered any interest in the leasehold or subleasehold;

     (viii) To the Actual Knowledge of Seller, there are no pending or threatened condemnation or other Proceedings relating to the Leased Parcel, or other covenants, restrictions or other matters affecting adversely or which would materially impair the current use or occupancy thereof; and

     (ix) the Leased Parcel is equipped with utilities and other services necessary for the operation of the Leased Parcel.

     (d) With respect to each Hospital Parcel, except as set forth in Schedule 3.6(d):

     (i) to the Actual Knowledge of Seller, there are no pending or threatened, condemnation or other Proceedings relating to the Hospital Parcel, or other covenants, restrictions or other matters affecting adversely or which would materially impair the current use or occupancy thereof; and

     (ii) the Hospital Parcel is equipped with utilities and other services necessary for the operation of the Hospital Parcel.

     (e) Seller has delivered to Buyer accurate and complete copies of each written Seller Lease, and a true and accurate description of each oral Seller Lease and each Hospital Parcel Contract to the extent such Contracts relates to the use or occupancy of the Hospital Parcel.

     (f) To the Actual Knowledge of Seller, each Facility and all Improvements located therein are in compliance with applicable Legal Requirements (including those pertaining to zoning, building and the disabled), are in good repair and in good condition and are free from latent and patent defects, except where the noncompliance, failure to be in good condition or defect would not result in a material adverse effect on the operation of the Facility of which such Improvements are a part or in a material obligation of the tenant under the applicable Seller Lease.



Section 3.7       Personal Property.

     (a) Seller owns good and transferable title to all of the Assets other than the Parcels free and clear of any Encumbrances except as described in Schedule 3.7(a) ("Non-Real Property Encumbrances"). Seller warrants to Buyer that at the time of Closing, all Assets other than the Parcels shall be free and clear of all Non-Real Estate Encumbrances other than those identified on Schedule A as acceptable to Buyer ("Permitted Non-Real Property Encumbrances").

     (b) Each item of Tangible Personal Property is in good repair and good operating condition, ordinary wear and tear excepted, is suitable for the purpose for which it is currently being used. No item of Tangible Personal Property is in need of repair or replacement other than as part of routine maintenance in the Ordinary Course of Business. All Tangible Personal Property is in the possession of Seller.


Section 3.8       Inventories.

                  All items included in the Inventories consist of a quality and quantity usable, and with respect to finished goods, saleable, in the Ordinary Course of Business of Seller, except for obsolete items and items of below-standard quality, all of which have been or will be written off or written down to net realizable value in the Interim Assets and Liability Information as the case may be. Seller is not in possession of any inventory relating to the Procuren Operations not owned by Seller, including goods already sold. All of the Inventories not written off have been priced at the lower of cost or fair market value on a first in, first out basis. Inventories now on hand that were purchased subsequent to the date of the Interim Assets and Liability Information were purchased in the Ordinary Course of Business of Seller at a cost not materially exceeding market prices prevailing at the time of purchase. The quantities of each item of Inventories are not excessive, but are reasonable in the present circumstances of Seller. Work-in-process Inventories are now valued, and will be valued on the Closing Date, according to GAAP.

Section 3.9       No Undisclosed Liabilities.

                  Except as set forth in Schedule 3.9, Seller has no Liability except for (a) Liabilities reflected or reserved against in the Interim Assets and Liability Information or (b) current liabilities incurred in the Ordinary Course of Business of Seller since the date of the Interim Assets and Liability Information.

Section 3.10      Taxes.

     (a) Seller has paid or made provision for the payment of, all sales and use taxes that have or may become due in connection with the Procuren Operations.

     (b) There are no liens for Taxes (other than for current Taxes not yet due and payable) on the Assets.

     (c) Seller is not a person other than a United States person within the meaning of the Code.

     (d) The transaction contemplated herein is not subject to the tax withholding provisions of Section 3406 of the Code, or of Subchapter A of Chapter 3 of the Code or of any other provision of law.


Section 3.11      No Material Adverse Change.

                  Since the date of the Interim Assets and Liability Information, there has not been any material adverse change with respect to the operations or financial condition of the Procuren Operations or the Assets, taken as a whole, other than changes caused by changes in general economic conditions affecting the types of businesses substantially similar to the Procuren Operations, and no event has occurred or circumstance exists that could reasonably be expected to result in such a material adverse change.

Section 3.12      Employees.

     (a) Schedule 3.12(a) sets forth a complete and accurate list, giving name, job title, current compensation paid or payable, vacation accrued, and services credited for purposes of vested and eligibility to participate under any Employee Benefit Plan (in each case, to the extent applicable), for each employee of Seller performing some or all of his services in connection with the Procuren Operations (the "Employees").

     (b) Seller has not experienced any organized slowdown, work interruption strike or work stoppage by its Employees, and, to the Knowledge of Seller, there is no strike, labor dispute or union organization activities pending or threatened affecting it in connection with the Procuren Operations. The terms and conditions of the Employees' employment are not subject to the terms of any collective bargaining agreement.

     (c) Seller is in compliance in all material respects with all applicable Legal Requirements regarding employment and employment practices, terms and conditions of employment, wages and hours, and Occupational Safety and Health Laws, including laws concerning unfair labor practices within the meaning of
Section 8 of the National Labor Relations Act and the employment of non-residents under the Immigration Reform and Control Act of 1986.

     (d) Except as set forth on Schedule 3.12(d), Seller has not received any notice from any Employee regarding his intent to terminate his employment with Seller, nor does Seller have a present intention to terminate the employment of any Employee except pursuant to the terms of Section 10.1 herein. Except as set forth on Schedule 3.12(d) and subject to general principles related to wrongful termination of employees, the employment of each Employee of the Seller is terminable at the will of the Seller. Except as set forth on Schedule 3.12(d), no employee of the Seller is a party to, or is otherwise bound by, any employment, confidentiality or noncompetition Contract with Seller or any other Person, or any other Contract that in any way adversely affected, affects, or will affect the ability of Seller or Buyer to conduct the Procuren Operations as heretofore carried on by Seller.


Section 3.13      Employee Benefits.

                  Seller has no Liability with respect to the Employees under any Employee Benefit Plan other than normal salary or wage accruals and paid vacation, sick leave and holiday accruals in accordance with Seller's past practice and policy. Seller has performed all obligations required to be performed under, and has complied, with all Legal Requirements in connection with, all such Employee Benefit Plans and is not in arrears under any of the terms thereof.

Section 3.14    Compliance With Legal Requirements; Governmental Authorizations.

     (a) Except as set forth in Schedule 3.14(a):

     (i) Seller is, and at all times since January 1, 1995, has been, in compliance with each Legal Requirement that is or was applicable to the operation of the Procuren Operations, the ownership or use of the Product, or the ownership or use of any of the other Assets, unless the failure to comply would not be reasonably expected to have a material adverse effect on the financial condition of the Procuren Operations or the Assets;

     (ii) no event has occurred or circumstance exists that may (with or without notice or lapse of time), the effect of which could reasonably expected to have a material adverse effect on the financial condition of the Procuren Operations or the Assets; (A) constitute or result in a violation by the Seller of, or a failure on the part of the Seller to comply with, any Legal Requirement in connection with the Procuren Operations or the ownership or use of the Product or any of the other Assets or (B) give rise to any obligation on the part of the Seller to undertake, or to bear all or any portion of the cost of, any remedial action of any nature relating to the Procuren Operations, the Product or any of the other Assets.

     (iii)Seller has not received, at any time since January 1, 1995, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (A) any actual, alleged, possible, or potential violation of, or failure to comply with, any Legal Requirement in connection with the Procuren Operations or the ownership or use of the Product or any of the other Assets, or
          (B) any actual, alleged, possible, or potential obligation on the part of the Seller to undertake, or to bear all or any portion of the cost of, any remedial action of any nature relating to the Procuren Operations, the Product or any of the other Assets.

     (b) Schedule 3.14(b) contains a complete and accurate list of each Governmental Authorization that is held by the Seller which relates to the Procuren Operations, the Product or any of the other Assets. Each Governmental Authorization listed or required to be listed in Schedule 3.14(b) is valid and in full force and effect. Except as set forth in Schedule 3.14(b):

(i) Seller is, and at all times since January 1, 1995, has been, in compliance with each Governmental Authorization listed or required to be listed in
     Schedule 3.14(b), unless the failure to comply would not be reasonably expected to have a material adverse effect on the financial condition of the Procuren Operations or the Assets.

     (ii) no event has occurred or circumstance exists that may (with or without notice or lapse of time), the effect of which could reasonably be expected to have a material adverse effect on the financial condition of the Procuren Operations or the Assets: (A) constitute or result directly or indirectly in a violation of or a failure to comply with any term or requirement of any Governmental Authorization listed or required to be listed on Schedule 3.14(b), or (B) result directly or indirectly in the revocation, withdrawal, suspension, cancellation, or termination of, or any modification to, any Governmental Authorization listed or required to be listed pursuant to Schedule 3.14(b).


     (iii)Seller has not received, at any time since January 1, 1995, any notice or written communication from any Governmental Body or an other Person regarding (A) any actual, alleged, possible, or potential violation of or failure to comply with any term or requirement of any Governmental Authorization, or (B) any actual, proposed, possible, or potential revocation, withdrawal, suspension, cancellation, termination of, or modification to any Governmental Authorization.

     (iv) all applications required to have been filed for the renewal of the Governmental Authorizations listed in Schedule 3.14(b) have been duly filed on a timely basis with the appropriate Governmental Bodies, and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

Except as set forth on Schedule 3.14(b), the Governmental Authorizations listed in Schedule 3.14(b) collectively constitute all of the Governmental Authorizations necessary to permit the Seller to lawfully conduct and operate the Procuren Operations and to permit the Seller to own and use the Product and the other Assets in the manner in which it currently owns and uses the Product and the other Assets.

Section 3.15      Legal Proceedings; Orders.

     (a) Except as set forth in Schedule 3.15(a) or Schedule 3.21(a), there are no Proceedings pending (i) by or against the Seller that could reasonably be expected to materially and adversely affect the Procuren Operations, the Product or the other Assets; or (ii) that challenge, or that may have the effect of preventing, delaying, making illegal or otherwise interfering with, any of the Contemplated Transactions. To the Knowledge of Seller, except as set forth in
Schedule 3.15(a), no such Proceeding has been threatened in writing.

     (b) Except as set forth in Schedule 3.15(b), there are no Orders outstanding (i) against the Seller that could reasonably be expected to materially and adversely affect the Procuren Operations, the Product or the other Assets; or (ii) that challenge, or that may have the effect of preventing, delaying, making illegal or otherwise interfering with, any of the Contemplated Transactions. To the Knowledge of Seller, except as set forth in Schedule 3.15(b), no such Order has been threatened in writing. Except as set forth in
Schedule 3.15(b), Seller is, and at all times since January 1, 1997 has been, in material compliance with all of the terms and requirements of each Order relating to the Procuren Operations or the Assets.

 Section 3.16 Absence of Certain Changes and Events.

                  Except as set forth in Schedule 3.16, since the date of the Interim Assets and Liability Information, Seller has conducted the Procuren Operations only in the Ordinary Course of Business and there has not been any:

          (a) amendment to the Governing Documents of Seller;

          (b) payment (except in the Ordinary Course of Business) or increase by Seller of any bonuses, salaries, or other compensation to any Employee in connection with the Procuren Operations or entry into any employment, severance, or similar Contract in connection with the Procuren Operations;

          (c) adoption of, amendment to, or increase in the payments to or benefits under, any Employee Benefit Plan with respect to the Employees;

          (d) damage to or destruction or loss of any Asset exceeding $5,000, whether or not covered by insurance;

          (e) entry into, termination of, or receipt of notice of termination in connection with the Procuren Operations of (i) any license, distributorship, dealer, sales representative, joint venture, credit, or similar agreement to which Seller is a party, or (ii) any Contract or transaction involving a total remaining commitment by Seller of at least $10,000;

          (f) sale, lease, or other disposition of any Asset other than in the Ordinary Course of Business;

          (g) mortgage, pledge, or imposition of any Encumbrance on any Asset;

          (h)   modification   of  any   material   Contract   or   Governmental
     Authorization in connection with the Procuren Operations;

          (i) failure to spend funds for any budgeted capital expenditures in connection with the Procuren Operations;

          (j) delay or postponement in the payment of accounts receivable or Liabilities outside of the Ordinary Course of Business in connection with the Procuren Operations;

          (k) compromise or settlement of any Proceeding relating to the Procuren Operations or the Assets in excess of $10,000;

          (l) cancellation or waiver of any claims or rights with a value to Seller in excess of $10,000 in connection with the Procuren Operations;

          (m) indication by any material customer or supplier of an intention to discontinue or change the terms of its relationship with Seller in connection with the Procuren Operations;

          (n) material change in the accounting methods used by Seller; or

          (o) written agreement or, to the Knowledge of Seller, oral agreement by Seller to do any of the foregoing.

Section  3.17  Contracts;  No Defaults.

     (a) Schedule 3.17(a) contains an accurate and complete list of each Seller Contract not otherwise set forth on Schedule 3.6(b) and Schedule 3.20(b). Seller has delivered to Buyer accurate and complete copies of each written Seller Contract, and has provided Buyer with a true and accurate description of each oral Seller Contract.

     (b) Except as set forth on Schedule 3.17(b) (excluding Seller Leases):


     (i) each Seller Contract is valid and binding and in full force and effect;

     (ii) neither Seller nor, to the Knowledge of Seller, any other party to any Seller Contract, is or has been in default under any Seller Contract, the result of such default which would reasonably be expected to result in a material adverse effect on the financial condition of the Procuren Operations or the Assets as a whole or the operation of any of the Facilities individually;

     (iii)no event has occurred which with the giving of notice or passage of time or both would constitute a default under any Seller Contract which would reasonably be expected to result in a material adverse effect on the financial condition of the Procuren Operations or the Assets as a whole or the operation of any of the Facilities individually; and

     (iv) to the Knowledge of Seller, no Person has failed to comply with any obligation under any Seller Contract which would materially adversely affect, either individually or together with other defaults, the financial condition of the Procuren Operations or the Assets;


     (c) There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to the Seller under current or completed Seller Contracts with any Person and, to the Knowledge of Seller, no such Person has made written demand for such renegotiation.

Section 3.18      Insurance.

                  Schedule 3.18 sets forth (a) a complete and accurate list of all insurance under which any of the Assets is covered or otherwise relating to the Procuren Operations, including policy numbers, names and addresses of insurers and liability or risk covered, amounts of coverage, limitations and deductions and expiration dates, and (b) all life insurance policies covering the life of any Employee for which the Seller has paid any premiums, including the policy numbers, names and addresses of insurers, lives covered, death benefits, owner and beneficiary under each policy, and cash surrender value (excluding any group life insurance policies). Such policies are in full force and effect, and Seller has paid all premiums due, and has otherwise performed all of its obligations under, each such policy of insurance. Seller has not received any notice of (i) cancellation or intent to cancel, or (ii) an increase or intent to increase premiums, with respect to such insurance policies, and is not aware of any basis for any such action.

Section 3.19      Environmental Matters.

(a) Except as set forth on Schedule 3.19(a), Seller is, and at all times has been, in material compliance with applicable Environmental Law in connection with the Procuren Operations. Seller possesses all material Governmental Authorizations required by Environmental Law in connection with the Procuren Operations.

(b) Except as set forth on Schedule 3.19(b), there are no pending or, to the Knowledge of Seller, threatened, claims or Encumbrances resulting from any Environmental, Health, and Safety Liabilities or arising under or pursuant to any Environmental Law, with respect to or affecting any of the Facilities or the Assets.

(c) Except as set forth on Schedule 3.19(c), to the Knowledge of Seller, Seller has no material Environmental, Health, and Safety Liabilities with respect to the Facilities or the Assets.

(d) Except as set forth on Schedule 3.19(d), Seller has not received any actual or threatened notice, or other written communication from (i) any Governmental Body or private citizen claiming to act in the public interest, or (ii) the current or prior owner or operator of any Facilities, describing circumstances which would be any violation of any Environmental Law in connection with the Procuren Operations, or describing any obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any of the Facilities or with respect to any property or Facility at or to which Hazardous Materials were generated, manufactured, refined, transferred, imported, used, or processed by Seller or from which Hazardous Materials have been transported, treated, stored, handled, transferred, disposed, recycled, or received in connection with the Procuren Operations.

(e) Except as set forth in Schedule 3.19(e), to the Knowledge of Seller, there are no Hazardous Materials present on or in the environment at the Facilities, including any Hazardous Materials contained in barrels, above or underground storage tanks, landfills, land deposits, dumps, equipment (whether movable or fixed) or other containers, either temporary or permanent, and deposited or located in land, water, sumps, or any other part of the Facilities, except for such Hazardous Materials that are permitted to be present under applicable Environmental Law. Any Hazardous Materials present on or in the environment at the Facilities as set forth in Schedule 3.19(e) have been handled or disposed of as set forth in
     Schedule 3.19(e).

(f) Except as set forth on Schedule 3.19(f), to the Knowledge of Seller, there has been no release or threat of release, of any Hazardous Materials at or from the Facilities.

(g) Seller has delivered to Buyer true and complete copies and results of any reports, studies, analyses, tests, or monitoring possessed or initiated by Seller since January 1, 1999, pertaining to Hazardous Materials or the disposal thereof in, on, or under the Facilities, or concerning compliance by Seller with Environmental Laws.


Section 3.20 Intellectual Property.

(a) The term "Intellectual Property Assets" means:

     (i) all intellectual property owned, used or licensed (as licensor or licensee) by Seller in connection with the Procuren Operations, including:

     (A) all registered and unregistered domestic and foreign trademarks for the name Procuren, and all applications for domestic and foreign trademarks for the name Procuren (collectively, the "Marks");

     (B) all domestic and foreign patents and all domestic and foreign patent applications (pending or abandoned), and inventions and discoveries that may be patentable owned, used or licensed (as licensor or licensee) by Seller in connection with the Procuren Operations, including continuations, continuations-in-part, divisions, substitutes, reissues, reexaminations or extensions thereof (collectively, the "Procuren Patents");

     (C) all registered and unregistered copyrights throughout the world in both published and unpublished works directed primarily to Procuren Operations except for those listed on Schedule 3.20(a)(i)(C) (collectively, the "Copyrights"); and

     (D) all know-how, trade secrets, confidential or proprietary information, customer lists, software, technical information, data, process technology, plans, drawings, and blue prints, owned, used or licensed by Seller primarily in connection with the Procuren Operations except for those listed on Schedule 3.20(a)(i)(D) (collectively, "Trade Secrets").

     (ii) all domestic and foreign patents and all domestic and foreign patent applications (pending or abandoned) and inventions and discoveries that may be patentable owned, used or licensed (as licensor or licensee) by Seller relating to peptides derived from platelet factor 4, including continuations, continuations-in-part, divisions, substitutes, reissues, reexaminations or extensions thereof (collectively, the "Peptides Patents," and together with the Procuren Patents, the "Patents").


(b) Schedule 3.20(b) contains a complete and accurate list and summary description, including any royalties paid or received by the Seller, and Seller has delivered to Buyer accurate and complete copies, of all Seller Contracts relating to the Intellectual Property Assets.

(c) The Intellectual Property Assets include, without limitation, all those necessary for the Procuren Operations as it is currently conducted. Except as set forth in Schedule 3.20(c) or the exceptions set forth in Schedule 3.20(i), Seller is the owner of all right, title, and interest in and to each of the Intellectual Property Assets, free and clear of all Encumbrances, and has the right to use without payment to a third party all of the Intellectual Property Assets.

(d) Except as set forth in Schedule 3.20(d), all former and current employees of Seller that have performed services in connection with the Procuren Operations have executed written Contracts with Seller that assign to Seller all rights to any inventions, improvements, discoveries, or information relating to the Procuren Operations.


(e) Schedule 3.20(e) contains a complete and accurate list of all of the Patents, including country, inventor, title, filing date and application and/or issuance number. All of the issued Patents not listed as inactive or abandoned are currently in compliance, in all material respects, with formal Legal Requirements (including payment of filing, examination, and maintenance fees and proofs of working or use), are to the Knowledge of Seller, valid and enforceable, and except for the fees and actions shown in the docket lists attached to Schedule 3.20(e) are not subject to any maintenance fees or taxes or actions falling due within one hundred twenty (120) days after the date of this Agreement. Except as set forth in Schedule 3.20(e), no Patent has been or is now involved in any interference, reissue, reexamination, or opposition Proceeding. To Seller's Knowledge, and except as set forth in Schedule 3.20(e), there is no potentially interfering patent or patent application of any third party. To Seller's Knowledge and except as set forth in Schedule 3.20(e), no Patent is infringed or has been challenged or threatened in any way. To Seller's
Knowledge, none of the Products manufactured or sold, nor any process or know-how used in the Procuren Operations, by Seller infringes or is alleged to infringe any patent or other proprietary right of any other Person.

(f) Schedule 3.20(f) contains a complete and accurate list and summary description of all the Marks, including country, mark, goods and registration and/or application number. All Marks that have been registered with the United States Patent and Trademark Office or the patent and trademark offices of any other jurisdiction are currently in compliance, in all material respects, with all formal Legal Requirements (including the timely post-registration filing of affidavits of use and incontestability and renewal applications), are valid and enforceable, and except for the fees and actions shown in the docket list attached to Schedule 3.20(f)are not subject to any maintenance fees or taxes or actions falling due within one hundred twenty (120) days after the date of this Agreement. No Mark has been or is now involved in any opposition, invalidation, or cancellation Proceeding and, to Seller's Knowledge, no such action is threatened with respect to any of the Marks. To Seller's Knowledge and except as set forth in Schedule 3.20(f), there is no potentially interfering trademark or trademark application of any other Person. Except as set forth in Schedule 3.20(f), no Mark is infringed or, to Seller's Knowledge, has been challenged or threatened in any way. To Seller's Knowledge, none of the Marks used by Seller infringes or is alleged to infringe any trade name, trademark, or service mark of any other Person. To Seller's Knowledge, all products and materials containing a Mark bear the proper domestic or foreign federal registration notice where permitted by law.


(g) Schedule 3.20(g) contains a complete and accurate list and summary description of all Copyrights. No Copyright is infringed or, to Seller's Knowledge, has been challenged or threatened in any way. To Seller's Knowledge, none of the subject matter or any of the Copyrights infringes or is alleged to infringe any copyright of any third party or is an infringing derivative work based on the work of any other Person.

(h) With respect to each Trade Secret listed in Schedule 3.20(i), the documentation relating to such Trade Secret is current, accurate, and sufficient in detail and content to identify and explain it and to allow its full and proper use without reliance on the knowledge or memory of any individual. Seller has taken all reasonable precautions to protect the secrecy, confidentiality and value of all Trade Secrets (including the enforcement by Seller of a policy requiring each employee or contractor to execute proprietary information and confidentiality agreements substantially in Seller's standard form and all current and former employees and contractors of Seller providing services in connection with the Procuren Operations have executed such an agreement).

(i) Schedule 3.20(i) contains a complete and accurate list and summary description of all Trade Secrets. Except as set forth in Schedule 3.20(i), Seller has good title and an absolute right to use the Trade Secrets. Except as set forth in Schedule 3.20(i), the Trade Secrets are not part of the public knowledge or literature, and, to Seller's Knowledge, have not been used, divulged, or appropriated either for the benefit of any Person (other than Seller) or to the detriment of Seller. No Trade Secret is subject to any adverse claim or, to the Knowledge of Seller, has been challenged or threatened in any way or infringes any intellectual property right of any other Person.



Section 3.21 Compliance with FDA and Related Legal Requirements.

(a) Except as set forth in Schedule 3.21(a):

     (i) the operations of Seller in connection with the Procuren Operations are, and at all times since January 1, 1990, have been, in compliance, in all material respects, with all Legal Requirements of the FDA and all local, state and foreign agencies that have jurisdiction over the Product (the "Other Authorities").

     (ii) Seller has no Knowledge of any actual or currently threatened enforcement action by the FDA or the Other Authorities with respect to the Product, including, without limitation, any fines, injunctions, civil or criminal penalties, recalls, seizures, detentions, investigations or suspensions.

     (iii)Seller possesses all such certificates, authorizations, licenses or permits as are legally required for the operation of the Procuren Operations.

     (iv) Seller has not received any notice of Proceedings relating to, or otherwise has Knowledge that any authority is considering, limiting, suspending, modifying or revoking any such certificate, authorization, license or permit.

(b) All reports, documents, claims and notices required to be filed, maintained or furnished in connection with the Product or Facilities have been so filed (or an extension has been granted thereto), maintained or furnished. All such reports, documents, claims and notices were complete and correct in all material respects on the date filed (or were corrected in or supplemented by a subsequent filing).

(c) Seller has not, and, to Seller's Knowledge, no party acting on Seller's behalf has, made any false statement in, or omission from, any applications, approvals, reports or other submissions to the FDA and Other Authorities or in or from any other records and documentation prepared or maintained to comply with the requirements of the FDA or the Other Authorities in connection with the Product.

(d) Seller has provided to Buyer (i) copies of all reports of inspection observations, establishment inspection reports, warnings letters and other all documents received by Seller from the FDA and the Other Authorities in connection with the Product that have been requested by Buyer, (ii) copies of all documents sent by Seller to the FDA and the Other Authorities in connection with the Product that have been requested by Buyer, and (iii) copies of all minutes of any meeting with the FDA and the Other Authorities.



Section 3.22      Certain Payments.

                  Neither the Seller nor any director, officer, agent, or employee of the Seller, or to the Knowledge of Seller, any other Person associated with or acting for or on behalf of the Seller, has directly or indirectly in violation of any Legal Requirement in connection with the Procuren Operations (a) made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business, (ii) to pay for favorable treatment for business secured, (iii) to obtain special concessions or for special concessions already obtained, for or in respect of the Seller or any affiliate thereof, or (b) established or maintained any fund or asset that has not been recorded in the books and Records of the Seller.

Section 3.23      Relationships with Related Persons.

                  Except as disclosed in Schedule 3.23, no Related Person of Seller has, or, since January 1, 1997, has had, any interest in any property (whether real, personal, or mixed and whether tangible or intangible), used in or pertaining to the Procuren Operations. Neither Seller nor any Related Person of Seller owns, or, since January 1, 1997, has owned, of record or as a beneficial owner, an equity interest or any other financial or profit interest in any Person that has (a) had business dealings or a material financial interest in any transaction with Seller in connection with the Procuren Operations other than business dealings or transactions disclosed in Schedule 3.23, each of which has been conducted in the Ordinary Course of Business with Seller at substantially prevailing market prices and on substantially prevailing market terms, or (b) engaged in competition with Seller with respect to any line of the products or services of Seller in the Procuren Operations any market presently served by Seller. Except as set forth in Schedule 3.23, no Related Person of Seller is a party to any Contract with, or has any claim or right against, Seller in connection with the Procuren Operations.

Section 3.24      Brokers or Finders.

                  Neither Seller nor any of its officers, directors, employees or agents have incurred any Liability for brokerage or finders' fees or agents' commissions or other similar payment in connection with the sale of the Procuren Operations or the Assets or the Contemplated Transactions.

Section 3.25      Solvency.

                  Seller is not now insolvent, and will not be rendered insolvent by any of the Contemplated Transactions. In addition, immediately after giving effect to the consummation of the Contemplated Transactions, (a) Seller will be able to pay its debts as they become due, (b) Seller will not have insufficient assets or resources with which to conduct its present or proposed business and (c) taking into account all pending and threatened litigation, final judgments against Seller in actions for money damages are not reasonably anticipated to be rendered at a time when, or in amounts such that, Seller will be unable to satisfy any such judgments promptly in accordance with their terms (taking into account the maximum probable amount of such judgments in any such actions and the earliest reasonable time at which such judgment might be rendered) as well as all other obligations of Seller. The cash available to Seller, after taking into account all other anticipated uses of the cash, will be sufficient to pay all such debts and judgments promptly in accordance with their terms. As used in this Section 3.25, (i) "insolvent" means that the sum of the present fair saleable value of the Seller's assets does not and will not exceed its debts and other probable liabilities, and (ii) "debts" includes any legal liability, whether matured or unmatured, liquidated or unliquidated, absolute, fixed or contingent, disputed or undisputed or secured or unsecured. Seller acknowledges and agrees that, after giving effect to the transactions contemplated by this Agreement, the Purchase Price is reasonably equivalent value for the Assets.

                                  ARTICLE IV.
                     REPRESENTATIONS AND WARRANTIES OF BUYER

               Buyer represents and warrants to Seller as follows:

Section 4.1       Organization and Good Standing.

                  Cytomedix, Inc. is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to conduct its business as it is now being conducted. Cytomedix N.V. is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to conduct its business as it is now being conducted. At such time that Cytomedix GmbH enters into this Agreement as set forth in Section 6.4 below, Cytomedix GmbH will be a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to conduct its business as it is then being conducted.

Section 4.2       Authority, No Conflict.

     (a) This Agreement constitutes the legal, valid, and binding obligation of Buyer, enforceable against Buyer in accordance with its terms. Upon the execution and delivery by Buyer and Cytomedix N.V. of the Assignment and Assumption Agreements, the Assignment and Assumption of Leases, the Royalty Agreement, the Transition Services Agreement, the Supply Agreement, the Cytomedix N.V. Guaranty Agreement, the Cytomedix, Inc. Guaranty Agreement and each other agreement to be executed or delivered by Buyer and Cytomedix N.V. at Closing (collectively, the "Buyer's Closing Documents"), each of the Buyer's Closing Documents will constitute the legal, valid, and binding obligation of Buyer and Cytomedix N.V., enforceable against Buyer and Cytomedix N.V. in accordance with its respective terms. Buyer and Cytomedix N.V. have the power, and authority to execute and deliver this Agreement and the Buyer's Closing Documents and to perform their obligations under this Agreement and the Buyer's Closing Documents, and such action has been duly authorized by all necessary corporate action.



     (b) Except as set forth in Schedule 4.2(b), neither the execution and delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):


     (i) breach (A) any provision of any of the Governing Documents of Buyer, or (B) any resolution adopted by the board of directors or the shareholders of Buyer;

     (ii) breach or give any Governmental Body or other Person the right to exercise any remedy or obtain any relief under, any Legal Requirement or any Order to which Buyer may be subject;

     (iii)contravene, conflict with, or result in a violation or breach of any of the terms or requirements of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or adversely modify, any Governmental Authorization that is held by Buyer; or


     (iv) cause Buyer to become subject to, or to become liable for, the payment of any Tax;

     in each case of (i) through (iv) above, the result of which could reasonably expected to have a material adverse effect on the financial condition of Buyer.


     (c) Except as set forth in Schedule 4.2(c), Buyer is not and will not be required to obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions.

Section 4.3       Certain Proceedings.

                  There are no Proceedings pending or Orders outstanding (i) by or against Buyer that could reasonably be expected to materially and adversely affect the operations or financial condition of Buyer and its Affiliates; or
(ii) that challenge, or that may have the effect of preventing, delaying, making illegal or otherwise interfering with, any of the Contemplated Transactions. To the Knowledge of Buyer, no such Proceeding has been threatened.

Section 4.4       Financial Statements.

                  Buyer acknowledges that Seller has relied upon the consolidated financial information of Cytomedix, Inc. filed with the Securities and Exchange Commission in compliance with its reporting requirements as a public company for the calendar year 2000 and for the calendar year ended 1999 (such financial information, the "Buyer Public Financial Statements"). The Buyer Public Financial Statements fairly present financial condition and the results of operations, changes in shareholders' equity, and cash flows of Buyer as at the respective dates of and for the periods referred to in such financial statements, all in accordance with GAAP. The Buyer Public Financial Statements, reflect the consistent application of such accounting principles throughout the periods involved, except as disclosed in the notes to such financial statements.

Section 4.5       Brokers or Finders.

                  Neither Buyer nor any of its officers, directors, employees or agents have incurred any Liability for brokerage or finders' fees or agents' commissions or other similar payment in connection with the Contemplated Transactions.

Section 4.6       No Material Adverse Change.

                  Since the date of the 10-Q of Cytomedix, Inc. for the second quarter of 2000 (the "Cytomedix 10-Q"), there has not been any material adverse change with respect to the operations or financial condition of Buyer and its Affiliates, and no event has occurred or circumstance exists that could reasonably be expected to result in such a material adverse change.

Section 4.7       No Undisclosed Liabilities.

                  Except as set forth in Schedule 4.7, Buyer has no Liability except for (a) Liabilities reflected or reserved against in consolidated financial information of Buyer in the Cytomedix 10-Q filed with the Securities and Exchange Commission or (b) current liabilities incurred in the Ordinary Course of Business of Seller since the date of the Cytomedix 10-Q.

Section 4.8       Solvency.

                  Buyer is not now insolvent, and will not be rendered insolvent by any of the Contemplated Transactions. In addition, immediately after giving effect to the consummation of the Contemplated Transactions, (a) Buyer will be able to pay its debts as they become due, (b) Buyer will not have insufficient assets or resources with which to conduct its present or proposed business and
(c) taking into account all pending and threatened litigation, final judgments against Buyer in actions for money damages are not reasonably anticipated to be rendered at a time when, or in amounts such that, Buyer will be unable to satisfy any such judgments promptly in accordance with their terms (taking into account the maximum probable amount of such judgments in any such actions and the earliest reasonable time at which such judgment might be rendered) as well as all other obligations of Buyer. The cash available to Buyer, after taking into account all other anticipated uses of the cash, will be sufficient to pay all such debts and judgments promptly in accordance with their terms. As used in this Section 4.8, (i) "insolvent" means that the sum of the present fair saleable value of the Buyer's assets does not and will not exceed its debts and other probable liabilities, and (ii) "debts" includes any legal liability, whether matured or unmatured, liquidated or unliquidated, absolute, fixed or contingent, disputed or undisputed or secured or unsecured. Buyer acknowledges and agrees that, after giving effect to the transactions contemplated by this Agreement, the Purchase Price is reasonably equivalent value for the Assets.

                                   ARTICLE V.
                      COVENANTS OF SELLER PRIOR TO CLOSING

Section 5.1       Access and Investigation.

                  Between the date of this Agreement and the Closing Date, and upon reasonable advance notice received from Buyer, Seller shall (a) afford Buyer and its Representatives (collectively, "Buyer's Advisors") full and free access, during regular business hours, to, with respect to the Procuren Operations, Seller's personnel, properties, Contracts, Governmental Authorizations, surveys, maps, building plans and certificates of occupancy, books and Records, and other documents and data, such rights of access to be exercised in a manner that does not unreasonably interfere with the operations of Seller, (b) furnish Buyer and Buyer's Advisors with copies of all such
Contracts, Governmental Authorizations, books and Records, and other existing data as Buyer may reasonably request, (c) furnish Buyer and Buyer's Advisors with such additional financial, operating, and other relevant data and information as Buyer may reasonably request, and (d) otherwise cooperate and assist, to the extent reasonably requested by Buyer, with Buyer's investigation of the properties, assets and financial condition of Seller. In addition, Buyer shall have the right to have the Real Property and Tangible Personal Property inspected by Buyer's Representatives, at Buyer's sole cost and expense, for purposes of determining the physical condition and legal characteristics of the Real Property and Tangible Personal Property.

Section 5.2       Operation of the Business of Seller.

                  Between the date of this Agreement and the Closing Date, unless otherwise consented to by Buyer (which such consent shall not be unreasonably withheld or delayed), Seller shall:

     (a) conduct the Procuren Operations only in the Ordinary Course of Business;

     (b) with respect to the Procuren Operations, use its Best Efforts to preserve intact its current business organization, keep available the services of its officers, employees, and agents, and maintain its relations and good will with suppliers, customers, landlords, creditors, employees, agents, and others having business relationships with it;


     (c) confer with Buyer prior to implementing operational decisions of a material nature relating to the Procuren Operations; and

     (d) otherwise report periodically to Buyer concerning the status of its operations and finances and the Procuren Operations.

Section 5.3       Negative Covenant.

                  Except as otherwise expressly permitted herein, between the date of this Agreement and the Closing Date, Seller shall not, without the prior written Consent of Buyer (which consent shall not be unreasonably withheld or delayed), take any affirmative action, or fail to take any reasonable action within its control, as a result of which any of the changes or events listed in
Section 3.11 or 3.16 would be likely to occur.

Section 5.4       Required Approvals.

                  As promptly as practicable after the date of this Agreement, Seller shall make all filings required by Legal Requirements to be made by it in order to consummate the Contemplated Transactions. Seller also shall cooperate with Buyer and its Representatives with respect to all filings that Buyer elects to make, or pursuant to Legal Requirements shall be required to make, in connection with the Contemplated Transactions. Seller also shall cooperate with Buyer and its Representatives in obtaining or attempting to obtain all Consents referenced in Schedule 3.2(c).

Section 5.5       Notification.

                  Between the date of this Agreement and the Closing Date, Seller shall promptly notify Buyer in writing if it becomes aware of (a) any fact or condition that causes or constitutes a Breach of any of Seller's representations and warranties made as of the date of this Agreement, or (b) the occurrence after the date of this Agreement of any fact or condition that would or be reasonably likely to (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had that representation or warranty been made as of the time of the occurrence of, or Seller's discovery of, such fact or condition. Should any such fact or condition require any change to the Schedules, Seller shall promptly deliver to Buyer updated Schedules containing such changes. Such delivery shall not affect any rights of Buyer under Article IX and Article XI. During the same period, Seller also shall promptly notify Buyer of the occurrence of any Breach of any covenant of Seller in this Article V or of the occurrence of any event that may make the satisfaction of the conditions in Article VII impossible or unlikely.

Section 5.6       No Negotiation.

                  Until such time as this Agreement shall be terminated pursuant to Section 9.1, Seller shall not directly or indirectly solicit, initiate, encourage or entertain any inquiries or proposals from, discuss or negotiate with, provide any non-public information to, or consider the merits of any inquiries or proposals from, any Person (other than Buyer) relating to the sale of any of the Assets (other than in the Ordinary Course of Business). Seller shall notify Buyer of any such inquiry or proposal within twenty-four (24) hours of receipt or awareness of the same by Seller.

Section 5.7       Best Efforts.

                  Seller shall use its Best Efforts to cause the  conditions  in
Article VII to be satisfied.

Section 5.8       Payment of Liabilities.

                  Seller shall pay or otherwise satisfy in the Ordinary Course of Business all of its liabilities and obligations relating to the Procuren Operations. Buyer and Seller hereby waives compliance with the bulk transfer provisions of the Uniform Commercial Code (or any similar law) ("Bulk Sales Laws") in connection with the Contemplated Transactions.

Section 5.9       Distribution Agreement.

                  Seller shall negotiate in good faith with Cytomedix GmbH to enter into a non-exclusive distribution agreement (the "Distribution Agreement") containing customary terms and conditions pursuant to which Cytomedix GmbH shall sell AuTolo-Gel(R) to Seller at a discount to "Suggested Retail Price" (which price is established by Cytomedix GmbH and subject to change from time to time), which discount will be on terms no less favorable to Seller than any other national distributor of AuTolo-Gel.

                                  ARTICLE VI.
                       COVENANTS OF BUYER PRIOR TO CLOSING

Section 6.1       Required Approvals.

                  As promptly as practicable after the date of this Agreement, Buyer shall make, or cause to be made, all filings required by Legal Requirements to be made by it to consummate the Contemplated Transactions. Buyer also shall fully cooperate, and cause any Related Person to cooperate, with Seller (a) with respect to all filings Seller shall be required by Legal Requirements to make, and (b) in obtaining all Consents identified in Schedule 3.2(c).

Section 6.2       Best Efforts.

     Buyer shall use its Best Efforts to cause the conditions in Article VIII to be satisfied.

Section 6.3       Distribution Agreement.

                  Cytomedix GmbH shall negotiate in good faith with Seller to enter into the Distribution Agreement.

Section 6.4       Cytomedix GmbH.

                  Cytomedix,  N.V. shall complete the  organization of Cytomedix
GmbH as a corporation under the laws of Switzerland ( "Cytomedix GmbH") as soon as practicable following the date hereof. Upon the completion of such organization, Cytomedix GmbH shall enter into this Agreement and shall jointly and severally be included within the definition of "Buyer" as set forth in the first paragraph of this Agreement.

                                  ARTICLE VII.
               CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE

                  Buyer's obligation to purchase the Assets and to take the other actions required to be taken by Buyer at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Buyer, in whole or in part):

Section 7.1       Accuracy of Representations.

     (a) All of Seller's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement, and must be accurate in all material respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Schedules (except with respect to any modifications to Schedule 3.6(c) caused by the failure to receive a consent to assignment at or prior to Closing under any Seller Lease).

     (b) Each of the representations and warranties in Sections 3.3(a) and 3.4, and each of the representations and warranties in this Agreement that contains an express materiality qualification, must have been accurate in all respects as of the date of this Agreement, and must be accurate in all respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Schedules.


Section 7.2       Seller's Performance.

     (a) All of the covenants and obligations that Seller is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been duly performed and complied with in all material respects.

     (b) Seller must have delivered each of the documents required to be delivered by it pursuant to Section 2.7(a), and each of the other covenants and obligations in Sections 5.4, 5.7, 10.2 and 10.3 (to the extent due on or before the Closing), and each covenant or obligation in this Agreement that contains an express materiality qualification, must have been duly performed and complied with in all respects.


Section 7.3       Intentionally Omitted.

Section 7.4       Additional Documents.

                  Seller  shall  have  caused  the  documents  and   instruments
required by Section 2.7(a) and the following documents to be delivered (or tendered subject only to Closing) to Buyer:

     (a) an opinion of Dorsey & Whitney LLP dated the Closing Date, in the form of Exhibit 7.4(a);

     (b) the certificate of incorporation and all amendments thereto of Curative Health Services, duly certified as of a recent date by the Secretary of State of the jurisdiction of Curative Health Services' incorporation;

     (c) the certificate of incorporation and all amendments thereto of CHS Services, duly certified as of a recent date by the Secretary of State of the jurisdiction of CHS Services' incorporation;

     (d) certificates dated as of a date not earlier than the fifth Business Day prior to Closing as to the Good Standing of Curative Health Services, executed by the appropriate officials of the jurisdiction of Curative Health Services' incorporation and each jurisdiction in which Curative Health Services is licensed or qualified to do business as a foreign corporation as specified in Schedule 3.1(a);

     (e) certificates dated as of a date not earlier than the fifth Business Day prior to Closing as to the Good Standing of CHS Services, executed by the appropriate officials of CHS Services' jurisdiction of incorporation and each jurisdiction in which CHS Services is licensed or qualified to do business as a foreign corporation as specified in Schedule 3.1(c);

     (f) releases of all Encumbrances on the Assets, other than Permitted Encumbrances; and

     (g) such other documents as Buyer may reasonably request for the purpose of
     (i)  evidencing  the  satisfaction  of any  condition  referred  to in this
     Article VII, or (ii) otherwise facilitating the consummation or performance of any of the Contemplated Transactions.


Section 7.5       No Proceedings.

                  Since the date of this Agreement, there shall not have been commenced or threatened against Buyer, or against any Related Person of Buyer, any Proceeding (a) involving any challenge to, or seeking Damages or other relief in connection with, any of the Contemplated Transactions, or (b) that may have the effect of preventing, delaying, making illegal, imposing limitations or conditions on, or otherwise interfering, with any of the Contemplated Transactions.

Section 7.6       No Injunction.

                  There shall not be in effect any Legal Requirement or any injunction or other Order that (a) prohibits the consummation of the Contemplated Transactions, and (b) has been adopted or issued, or has otherwise become effective, since the date of this Agreement.

Section 7.7       Governmental Authorizations.

                  Buyer shall have received such Governmental Authorizations, if any, as are necessary to allow Buyer to operate the Assets from and after the Closing as such Assets are currently being operated on the date hereof.

Section 7.8       Employees.

     All requisite notice periods under the WARN Act shall have expired.

Section 7.9       Preparation of Financial Statements.

                  Seller shall deliver to Buyer, at least five (5) Business Days prior to the Closing Date, Asset and Liability Information of Seller as of September 30, 2000, and the related Contribution Margin Information for the nine
(9) months then ended, including the notes thereto.

                                 ARTICLE VIII.
              CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE

                  Seller's obligation to sell the Assets and to take the other actions required to be taken by Seller at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Seller, in whole or in part):

Section 8.1       Accuracy of Representations.

                  All of Buyer's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement and must be accurate in all material respects as of the Closing Date as if made on the Closing Date.

Section 8.2       Buyer's Performance.

     (a) All of the covenants and obligations that Buyer is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations
     (considered individually), must have been performed and complied with in all material respects.

     (b) Buyer must have delivered each of the documents required to be delivered, and made each of the payments required to be made, by Buyer pursuant to Section 2.7(b).

Section 8.3       Intentionally Omitted.

Section 8.4       Additional Documents.

                  Buyer shall have caused the documents and instruments required by Section 2.7(b) and the following documents to be delivered (or tendered subject only to Closing) to Seller:

     (a) the certificate of incorporation and all amendments thereto of Cytomedix, Inc., duly certified as of a recent date by the Secretary of State of the jurisdiction of Cytomedix Inc.'s incorporation;

     (b) the certificate of incorporation and all amendments thereto of Cytomedix GmbH, duly certified as of a recent date by the Secretary of State of the jurisdiction of Cytomedix GmbH's incorporation; and


     (c) opinions dated the Closing Date, in the form of Exhibit 8.4(b).

Section 8.5       No Injunction.

                  There shall not be in effect any Legal Requirement or any injunction or other Order that (a) prohibits the consummation of the Contemplated Transactions, and (b) has been adopted or issued, or has otherwise become effective, since the date of this Agreement.

                                   ARTICLE IX.
                                   TERMINATION

Section 9.1       Termination Events.

                  By written notice given prior to or at the Closing, subject to
Section 9.2, this Agreement may be terminated as follows:

     (a) by Buyer if a material Breach of any provision of this Agreement has been committed by Seller and such Breach has not been waived by Buyer;


     (b) by Seller if a material Breach of any provision of this Agreement has been committed by Buyer and such Breach has not been waived by Seller;

     (c) by Buyer if any condition in Article VII has not been satisfied as of the date specified for Closing in the first sentence of Section 2.6 or if satisfaction of such a condition by such date is or becomes impossible (other than through the failure of Buyer to comply with its obligations under this Agreement) and Buyer has not waived such condition on or before such date;

     (d) by Seller, if any condition in Article VIII has not been satisfied as of the date specified for Closing in the first sentence of Section 2.6 or if satisfaction of such a condition by such date is or becomes impossible (other than through the failure of Seller to comply with its obligations under this Agreement) and Seller has not waived such condition on or before such date;

     (e) by mutual consent of Buyer and Seller;

     (f) by Buyer if the Closing has not occurred on or before February 12, 2001, or such later date as the parties may agree upon, unless the Buyer is in material Breach of this Agreement; or

     (g) by Seller if the Closing has not occurred on or before February 12, 2001, or such later date as the parties may agree upon, unless the Seller in material Breach of this Agreement.

Section 9.2       Effect of Termination.

                  Each party's right of termination under Section 9.1 is in addition to any other rights it may have under this Agreement or otherwise, and the exercise of such right of termination will not be an election of remedies. If the Agreement is terminated pursuant to Section 9.1, all obligations of the parties under this Agreement will terminate, except that the obligations of the parties in this Section 9.2 and Articles XII will survive; provided, however, that if this Agreement is terminated because of a Breach of this Agreement by the non-terminating party or because one or more of the conditions to the terminating party's obligations under this Agreement is not satisfied as a result of the party's failure to comply with its obligations under this Agreement, the terminating party's right to pursue all legal remedies will survive such termination unimpaired.

                                   ARTICLE X.
                              ADDITIONAL COVENANTS

Section 10.1      Employees and Employee Benefits.

     (a) All of the Employees will be available for hiring by Buyer pursuant to the provisions of this Section 10.1. Seller will provide Buyer (i) reasonable access to Personnel Records relating to the Employees, and (ii) reasonable access to the Facilities for the purpose of allowing Buyer to interview any Employees that Buyer desires to interview. Buyer shall make offers of employment to all of the Employees at a base salary for each such Employee equal to or greater than the base salary paid to such Employee by Seller as of the date of this Agreement, and shall not terminate the employment of any Hired Employee (as defined below) except for cause for a period of sixty (60) days following the Closing Date. Buyer will promptly provide Seller a list of Employees to whom Buyer has made an offer of employment that has been accepted to be effective on or after the Closing Date (the "Hired Employees"). Effective immediately before the Closing Date, Seller shall terminate the employment of all of such Hired Employees and shall release such Hired Employees from the provisions of any restrictive covenants and/or agreements with Seller with respect to Buyer so as to enable Buyer to employ such individuals. Seller shall not solicit the employment of, or attempt to retain, any Employee; provided, however, that Seller may solicit the employment of any Employee who is not a Hired Employee. In the event Buyer breaches any of its obligations set forth in this Section 10.1(a) with respect to any Employee, the maximum liability of Buyer to Seller hereunder shall be the amount of Seller's liability to such Employee under Seller's Severance Plan Document dated November 15, 1999 (the "Severance Plan"). Except for the requirement to offer employment to the Employees at the same or greater base salary, nothing contained in this
     Section 10.1(a) shall require Buyer's offer of employment to be on similar terms or conditions as that Employee enjoyed with Seller, and Buyer shall have discretion regarding all other terms and conditions of employment, including but not limited to employee benefits with respect to the Hired Employees.

     (b) It is understood and agreed that (i) except as set forth in Section 10.1(a) above, Buyer's expressed intention to extend offers of employment as set forth in this Section 10.1 shall not constitute any commitment, Contract or understanding (expressed or implied) of any obligation on the part of Buyer to a post-Closing Date employment relationship of any fixed term or duration or upon any terms or conditions other than those that Buyer may establish pursuant to individual offers of employment, (ii) except as set forth in Section 10.1(a) above, employment offered by Buyer is "at will" and may be terminated by Buyer or by an employee at any time for any reason (subject to any written commitments to the contrary made by Buyer specifically to such individual), and (iii) if Buyer fails to offer employment to any Employee of Seller on substantially the same or greater base salary at the rate paid by Seller, such Employee may become eligible to receive termination or severance payments from Seller under the Severance Plan. Except as set forth in Section 10.1(a) above, nothing in this Agreement shall be deemed to prevent or restrict in any way the right of Buyer to terminate, reassign, promote or demote any of the Hired Employees after the Closing, or to change (adversely or favorably) the title, powers, duties, responsibilities, functions, locations, salaries, other compensation or terms or conditions of employment of the Hired Employees.

     (c) Seller shall be responsible for (i) the payment of all wages and other remuneration due to its employees with respect to their services as employees of Seller through the close of business on the Closing Date, (ii) the payment of any termination or severance payments and the provision of health plan continuation coverage in accordance with the requirements of COBRA, and (iii) any and all payments to employees required under the WARN Act. Seller shall be liable for any claims made or incurred by the Employees and their beneficiaries through the Closing Date under the Employee Benefit Plans. For purposes of the immediately preceding sentence, a claim will be deemed incurred, in the case of medical or dental benefits, when the services that are the subject of the charge are performed, in the case of hospital benefits, when the individual entered the hospital, and, in the case of other benefits (such as disability or life insurance), when an event has occurred or when a condition has been diagnosed which entitles the employee to the benefit.


     (d) Seller and Buyer shall give any notices required by law and take whatever other actions with respect to the plans, programs and policies described in this Section 10.1 as may be necessary to carry out the arrangements described in this Section 10.1.

     (e) Seller and Buyer shall provide each other with such plan documents and summary plan descriptions, employee data or other information as may be reasonably required to carry out the arrangements described in this Section 10.1.

     (f) Buyer shall not have any responsibility, liability or obligation, to the Employees or to any other Person with respect to any Employee Benefit Plan maintained by Seller.

     (g) No provision of this Section 10.1 shall create any third party beneficiary or other rights in any employee or former employee (including any beneficiary or dependent thereof) of the Seller or any of its Subsidiaries in respect of continued employment (or resumed employment) with the Buyer and no provision of this Section 10.1 shall create any such rights in any such persons in respect of any benefits that may be provided, directly or indirectly, under any Employee Benefit Plans or any such similar plan or arrangement that may be established by the Buyer.


Section 10.2  Payment of All Taxes Resulting From Sale of Assets by Seller.

                  Seller shall pay in a timely manner all Taxes resulting from or payable in connection with the sale of the Assets pursuant to this Agreement, regardless of the Person on whom such Taxes are imposed by Legal Requirements; provided, however, that Buyer shall reimburse Seller for all sales and use taxes resulting from or payable in connection with the sale of the Assets pursuant to this Agreement to the extent such taxes do not exceed $200,000.

Section 10.3      Payment of Other Retained Liabilities.

                  In addition to payment of Taxes pursuant to Section 10.2, Seller shall pay, or make adequate provision for the payment, in full of all of the Retained Liabilities relating to the Procuren Operations.

Section 10.4      Reports and Returns.

                  Seller shall promptly after the Closing prepare and file all reports and returns required by applicable Legal Requirements relating to the Procuren Operations.

Section 10.5      Insurance.

                  For six (6) years after the Closing Date, Seller shall continue to maintain product liability insurance with respect to Assets insured as of the Closing Date providing substantially the same coverage as in effect on the date hereof or insurance that is comparable to the policy maintained by Buyer from time to time and Seller shall cause Buyer to be named as an additional insured on each such policy.

Section 10.6      Further Assurances.

                  The parties shall cooperate reasonably with each other and with their respective Representatives in connection with any steps required to be taken as part of their respective obligations under this Agreement, and the parties agree (a) to furnish upon reasonable request to each other such further information, (b) to execute and deliver to each other such other documents, and
(c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the Contemplated Transactions. In the event that Seller inadvertently does not deliver any of the Assets at Closing, Buyer agrees that it shall bring no claim against Seller if (a) Seller promptly delivers such Assets upon notice thereof, and (b) Buyer has suffered no Damages arising out of or in connection with such lack of delivery at Closing.

Section 10.7      Access to Patient Data Base of Seller.

                  From and after the Closing Date until such time that Buyer receives FDA approval of the Product or terminates the clinical trial conducted in contemplation of receiving FDA approval, Seller shall, upon reasonable prior notice by Buyer, provide Buyer and its Representatives with all de-identified data reasonably requested by Buyer with respect to the full MediLink data base and all other information of Seller used in connection with the treatment of patients (including any data on client use and experience with the Product), for use by Buyer in connection with (a) any clinical trials involving the Product, or (b) any support and marketing services provided by Buyer involving the Product in any jurisdiction in which the provision of such services is legal.

Section 10.8      Cooperation in the Event of FDA Action.

                  In the event that, after the Closing Date the FDA issues any Warning Letters or other notifications to Buyer, or otherwise brings any Proceeding against Buyer, as the result of events occurring prior to the Closing, Seller shall cooperate with Buyer in responding to any such notification or Proceeding. Nothing contained herein affects Buyer's right to indemnification as set forth in Article XI.

Section 10.9      Audited Financial Statements.

                  In the event that after the Closing Date, Buyer determines, in its reasonable discretion, that in connection with its obligations as a public company it needs audited financial information with respect to the operation of the Procuren Operations prior to the Closing Date, Seller shall, at the expense of Buyer, use its reasonable efforts to cause such financial statements to be prepared by Ernst & Young.

Section 10.10     Right to Audit.

                  From and after the Closing Date, Buyer shall have the right to audit up to three (3) years of historical financial information of Seller prior to the Closing Date in the event that such audit is required by the Dutch Ministry of Justice, Amsterdam Stock Exchange, or other competent authorities.

Section 10.11     BTG Agreement.

                  In the event that BTG USA, Inc. has not consented to the assignment of the BTG Agreement to Cytomedix GmbH at or prior to Closing, Seller shall, at the expense of Cytomedix GmbH and as Cytomedix GmbH may reasonably request, enforce the provisions of such agreement for the benefit of Cytomedix GmbH as the holder of the patents and the other intellectual property rights with respect thereto. Buyer shall indemnify Seller for all Damages incurred in performing its obligations under this Section 10.11.

                                  ARTICLE XI.
                                 INDEMNIFICATION

Section 11.1      Survival.

                  All representations, warranties, covenants, and obligations in this Agreement, the Schedules attached hereto, the certificates delivered pursuant to Section 2.7, and any other certificate or document delivered pursuant to this Agreement shall survive the Closing and the consummation of the Contemplated Transactions. The right to indemnification, reimbursement, or other remedy based on such representations, warranties, covenants and obligations shall not be affected by any investigation conducted with respect to, or any knowledge acquired (or capable of being acquired) about, the accuracy or inaccuracy of or compliance with, any such representation, warranty, covenant or obligation. The waiver of any condition based on the accuracy of any representation or warranty, or on the performance of or compliance with any covenant or obligation, will not affect the right to indemnification, reimbursement, or other remedy based on such representations, warranties, covenants, and obligations. The right to indemnification provided in this
Article XI shall be the exclusive remedy of the parties hereto; provided, however, that the foregoing restriction shall not limit claims for injunctive relief or specific performance (including, without limitation, claims for specific performance pursuant to Section 2.1) or claims based upon the fraudulent misconduct of the other party.

Section 11.2      Indemnification and Reimbursement By Seller.

                  Seller shall indemnify and hold harmless Cytomedix, Inc. and Cytomedix GmbH, their respective Representatives and shareholders, and their respective Related Persons (collectively, the "Buyer Indemnified Persons"), and shall reimburse the Buyer Indemnified Persons, for any loss, liability, claim, damage, expense (including costs of investigation and defense and reasonable attorneys' fees and expenses) or diminution of value, whether or not involving a third-party claim (collectively, "Damages"), arising from or in connection with:

     (a) any Breach of any representation or warranty made by Seller in this Agreement (without giving effect to any supplement to the Schedules to Article III), the certificates delivered pursuant to Section 2.7 (for this purpose, each such certificate will be deemed to have stated that Seller's representations and warranties in this Agreement fulfill the requirements of Section 7.1 as of the Closing Date as if made on the Closing Date without giving effect to any supplement to the Schedules to Article III, unless the certificate expressly states that the matters disclosed in a supplement have caused a condition specified in Section 7.1 not to be satisfied), any transfer instrument or any other certificate or document delivered by Seller pursuant to this Agreement;

     (b) any Breach of any covenant or obligation of Seller in this Agreement or in any other document, writing or instrument delivered by Seller pursuant to this Agreement;

     (c) any Retained Liabilities; or

     (d) any noncompliance with any Bulk Sales Law in connection with the Contemplated Transactions.

Section 11.3      Indemnification and Reimbursement by Buyer.

                  Buyer shall indemnify and hold harmless Seller, and shall reimburse Seller for any Damages arising from or in connection with:

     (a) any Breach of any representation or warranty made by Buyer in this Agreement or in any transfer instrument, certificate or document delivered by Buyer pursuant to this Agreement;

     (b) any Breach of any covenant or obligation of Buyer in this Agreement or in any other document, writing or instrument delivered by Buyer pursuant to this Agreement;

     (c) any Liability arising out or in connection with the operation of the Procuren Operations after the Closing;

     (d) any Assumed Liabilities;

     (e) Buyer's use of the patient data base of Seller as set forth in Section 10.10; or

     (f) the performance of Seller's obligations pursuant to Section 10.11.


 Section 11.4 Time Limitations.

     (a) If the Closing occurs, Seller will have no liability (for indemnification (including any contribution) or otherwise) with respect to any claim for Damages which may be asserted pursuant to this Article XI, unless on or before the second anniversary of the Closing Date, Buyer notifies Seller of a claim specifying the factual basis of that claim in reasonable detail to the extent then known by Buyer. Notwithstanding the foregoing, any claim with respect to Sections 2.4(c) (other than a claim with respect to Sections 2.4(c)(v), 2.4(c)(ix) and 2.4(c)(xii)), 3.13, and
     3.22 or a claim for indemnification or reimbursement based upon the post-closing covenants or obligations of Seller, may be made at any time prior to the expiration of the applicable statute of limitations.

     (b) If the Closing occurs, Buyer will have no liability (for indemnification (including any contribution) or otherwise) with respect to any claim for Damages which may be asserted pursuant to this Article XI unless on or before the second anniversary of the Closing Date, Seller notifies Buyer of a claim specifying the factual basis of that claim in reasonable detail to the extent then known by Seller. Notwithstanding the foregoing, any claim for indemnification or reimbursement based upon the post-closing covenants or obligations of Buyer may be made at any time prior to the expiration of the applicable statute of limitations.

Section 11.5 Recoveries.

                  To the extent that an indemnified party receives a recovery from any third party after being indemnified for such amount by the indemnifying party, the indemnified party shall promptly pay the indemnifying party the amount of such recovery. In no event shall the failure of any party to obtain insurance or the appropriate type or amount of insurance affect its right to indemnification hereunder.

Section 11.6      Limitations on Amount - Seller.

     (a) Seller shall have no liability (for indemnification (including any contribution) or otherwise) with respect to matters described in this
     Article XI until the total of all Damages with respect to such matters exceeds $300,000, and then only for the amount by which such Damages exceed $150,000, or, with respect to matters described in Section 11.2(c), until the total Damages with respect to such matters exceeds $150,000, and then only for the amount by which such Damages exceeds $150,000; provided, however, that to the extent Article III contains any materiality qualifications, such materiality qualifications will not be taken into account in determining the magnitude of the Damages occasioned by the Breach for purposes of calculating whether they are applied to the basket set forth above. Notwithstanding the foregoing, this Section 11.6(a) will not apply to matters arising in respect of Sections 2.1.


     (b) Seller shall have no liability (for indemnification (including any contribution) or otherwise) with respect to matters described in Sections 11.2(a) or 11.2(b) to the extent that all Damages with respect to such matters exceeds $1,150,000. Seller shall have no liability (for indemnification or otherwise) with respect to matters described in Section 11.2(c) or (notwithstanding the foregoing sentence) arising in respect of Sections 3.19 or 3.23 to the extent all Damages with respect to such matters exceeds $2,500,000. Notwithstanding the foregoing, this Section 11.6(b) will not apply to matters arising in respect of Sections 2.1, 3.6(b), 3.7(a), 3.24 or 3.25 or to any Breach of any of Seller's representations and warranties of which the Seller had Knowledge at any time prior to the date on which such representation and warranty is made, and Seller will be liable for all Damages with respect to such Breaches.


Section 11.7 Limitations on Amount - Buyer.

     (a) Buyer shall have no liability (for indemnification (including any contribution) or otherwise) with respect to matters described in this
     Article XI until the total of all Damages with respect to such matters exceeds $300,000, and then only for the amount by which such Damages exceed $150,000; provided, however, that to the extent Article III contains any materiality qualifications, such materiality qualifications will not be taken into account in determining the magnitude of the Damages occasioned by the Breach for purposes of calculating whether they are applied to the basket set forth above.

     (b) Buyer shall have no liability (for indemnification (including any contribution) or otherwise) with respect to matters described in Sections 11.3(a) or 11.3(b) to the extent that all Damages with respect to such matters exceeds $1,150,000. Notwithstanding the foregoing, this Section 11.7(b) will not apply to matters arising in respect of Sections 4.4 or to any Breach of any of Buyer's representations and warranties of which the Buyer had Knowledge at any time prior to the date on which such representation and warranty is made, and Buyer will be liable for all Damages with respect to such Breaches.

Section 11.8  Procedure for Indemnification - Third Party Claims.

     (a) Promptly  after receipt by an  indemnified  party under Section 11.2 or
     11.3 of notice of the commencement of any Proceeding against it, such indemnified party will, if a claim is to be made against an indemnifying party under such Section, give notice to the indemnifying party of the commencement of such Proceeding, but the failure to notify the indemnifying party will not relieve the indemnifying party of any liability that it may have to any indemnified party, except to the extent that the indemnifying party demonstrates that the defense of such action is prejudiced by the indemnified party's failure to give such notice.

     (b) If an indemnified party gives notice to the indemnifying party of the commencement of a Proceeding referred to in Section 11.8(a), the indemnifying party will be entitled to participate in such Proceeding and, to the extent that it wishes to assume the defense of such Proceeding with counsel satisfactory to the indemnified party and, after notice from the indemnifying party to the indemnified party of its election to assume the defense of such Proceeding, the indemnifying party will not, as long as it diligently conducts such defense, be liable to the indemnified party under this Article XI for any fees of other counsel or any other expenses with respect to the defense of such Proceeding, in each case subsequently incurred by the indemnified party in connection with the defense of such Proceeding, other than reasonable costs of investigation (unless (i) the indemnifying party is also a party to such Proceeding and the indemnified party determines in good faith that joint representation would be inappropriate, or (ii) the indemnifying party fails to provide reasonable assurance to the indemnified party of its financial capacity to defend such Proceeding and provide indemnification with respect to such Proceeding). If the indemnifying party assumes the defense of a Proceeding, (x) it will be conclusively established for purposes of this Agreement that the claims made in that Proceeding are within the scope of and subject to indemnification; (y) no compromise or settlement of such claims may be effected by the indemnifying party without the indemnified party's Consent unless (A) there is no finding or admission of any violation of Legal Requirements or any violation of the rights of any Person and no effect on any other claims that may be made against the indemnified party, and (B) the sole relief provided is monetary damages that are paid in full by the indemnifying party; and (z) the indemnified party will have no liability with respect to any compromise or settlement of such claims effected without its Consent. If notice is given to an indemnifying party of the commencement of any Proceeding and the indemnifying party does not, within ten (10) days after the indemnified party's notice is given, give notice to the indemnified party of its election to assume the defense of such Proceeding, the indemnifying party will be bound by any determination made in such Proceeding or any compromise or settlement effected by the indemnified party.

     (c) Notwithstanding the foregoing, if an indemnified party determines in good faith that there is a reasonable probability that a Proceeding may adversely affect it or its Related Persons other than as a result of monetary damages for which it would be entitled to indemnification under this Agreement, the indemnified party may, by notice to the indemnifying party, assume the exclusive right to defend, compromise, or settle such Proceeding, but the indemnifying party will not be bound by any determination of a Proceeding so defended for the purposes of this Agreement or any compromise or settlement effected without its Consent (which may not be unreasonably withheld or delayed).

     (d) Each party hereby consents to the non-exclusive Jurisdiction of any court in which a Proceeding is brought against any Buyer Indemnified Person or Seller Indemnified Person for purposes of any claim that such person may have under this Agreement with respect to such Proceeding or the matters alleged therein, and agree that process may be served on such party with respect to such a claim anywhere in the world.

Section 11.9 Procedure For Indemnification - Other Claims.

                  A claim for  indemnification  for any matter not  involving  a
third-party   claim  may  be   asserted   by  notice  to  the  party  from  whom
indemnification is sought.

                                  ARTICLE XII.
                               GENERAL PROVISIONS

Section 12.1      Confidentiality; Public Announcements.

     (a) Buyer and Seller shall maintain in confidence, and shall cause their respective directors, officers, employees, agents, and advisors to maintain in confidence, and not use to the detriment of the other party, any written, oral, or other information obtained in confidence from another party in connection with this Agreement or the Contemplated Transactions, unless (a) such information is already known to such party or to others not bound by a duty of confidentiality or such information becomes publicly available through no fault of such party, (b) the use of such information is necessary or appropriate in making any filing or obtaining any Consent required for the consummation of the Contemplated Transactions, or (c) the furnishing or use of such information is required by or necessary in connection with any Proceeding.

     (b) Any public announcement or similar publicity with respect to this Agreement or the Contemplated Transactions may be issued, if at all, at such time and in such manner as mutually agreed to by Buyer and Seller; provided, however, that in the case of announcements, statements, acknowledgments or revelations which either party is required by applicable Legal Requirements to make, issue or release, the making, issuing or releasing of any such announcement, statement, acknowledgment or revelation by the party so required to do by applicable Legal Requirements shall not constitute a breach of this Agreement if such party shall have given, to the extent reasonably possible, notice thereof to the other party not less than two (2) days prior to such disclosure and shall have attempted, to the extent reasonably possible, to clear such announcement, statement, acknowledgment or revelation with the other party. Subject to the foregoing, Seller and Buyer shall consult with each other concerning the means by which Seller's employees, customers, and suppliers and others having dealings with the Seller will be informed of the Contemplated Transactions.


Section 12.2 Expenses.

                  Except as otherwise expressly provided in this Agreement, each party to this Agreement shall bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of its Representatives. In the event of termination of this Agreement, the obligation of each party to pay its own expenses is subject to any rights of such party arising from a Breach of this Agreement by another party.

Section 12.3      Notices.

                  All notices, Consents, waivers, and other communications under this Agreement must be in writing and are deemed to have been duly given when
(a) delivered by hand with written confirmation of receipt, (b) sent by facsimile with confirmation of transmission by the transmitting equipment, (c) five (5) days after delivery, if sent by certified mail, return receipt requested, or (d) one (1) day after delivery, if sent by a nationally recognized overnight delivery service, return receipt requested, in each case to the appropriate addresses or facsimile numbers set forth below (or to such other addresses or facsimile numbers as a party may designate by notice to the other parties):

                  Buyer:                    Cytomedix, Inc.
                                            Three Parkway North
                                            Deerfield, Illinois 60015
                                            Attention: Christopher J. Caywood
                             Vice President of Strategy and Business Development
                                            Fax: (847) 405-7801

                  with a copy to:           Latham & Watkins
                                            1001 Pennsylvania Ave., N.W.
                                            Suite 1300
                                            Washington, D.C. 20004
                                            Attention: Stuart S. Kurlander, Esq.
                                            Fax: (202) 637-2201

                  Seller:                   Curative Health Services, Inc.
                                            150 Motor Parkway
                                            Hauppauge, New York 11788
                                            Attention: William Tella
                                      Sr. Vice President of Business Development
                                            Fax: (631) 233-8107

                  with a copy to:           Dorsey & Whitney, LLP
                                            250 Park Avenue
                                            New York, New York 10177
                                            Attention: Seth I. Truwit, Esq.
                                            Fax: (212) 953-7201

Section 12.4      Jurisdiction, Service of Process.

                  Any Proceeding arising out of or relating to this Agreement or any Contemplated Transaction may be brought in the courts of the State of New York, County of New York, or, if it has or can acquire jurisdiction, in the United States District Court located therein, and each of the parties irrevocably submits to the exclusive jurisdiction of each such court in any such Proceeding, waives any objection it may now or hereafter have to venue or to convenience of forum, agrees that all claims in respect of the Proceeding shall be heard and determined only in any such court, and agrees not to bring any Proceeding arising out of or relating to this Agreement or any Contemplated Transaction in any other court. Process in any Proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

Section 12.5      Enforcement of Agreement.

                  Seller acknowledges and agrees that Buyer would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms and that any breach of this Agreement by Seller could not be adequately compensated by monetary damages. Accordingly, Seller agrees that, in addition to any other right or remedy to which Buyer may be entitled, at law or in equity, it shall be entitled to enforce any provision of this Agreement by a decree of specific performance and to temporary, preliminary and permanent injunctive relief to prevent breaches or threatened breaches of the provisions of this Agreement, without posting any bond or other undertaking.

Section 12.6      Waiver.

                  The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right under this Agreement or the documents referred to in this Agreement operates as a waiver of such right, and no single or partial exercise of any such right precludes any other or further exercise of such right or the exercise of any other right. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party is applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party is deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

Section 12.7      Entire Agreement and Modification.

                  This Agreement supersedes all prior agreements (including that certain Letter of Intent by and between Cytomedix, Inc. and Curative Health Services dated July 17, 2000 (including any extensions thereof), and that certain Confidentiality Agreement by and between Cytomedix, Inc. and Curative Health Services dated June 6, 2000), whether written or oral, between the parties with respect to its subject matter and constitutes (along with the Schedules, Exhibits and other documents delivered pursuant to this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement signed on behalf of each of the parties hereto.

Section 12.8      Assignments, Successors, and No Third-Party Rights.

                  No party may assign any of its rights or delegate any of its obligations under this Agreement without the prior written consent of the other parties, except that Buyer may assign any of its rights and delegate any of its obligations under this Agreement to any Subsidiary of Buyer and may collaterally assign its rights hereunder to any financial institution providing financing in connection with the Contemplated Transactions, provided that no such assignment or delegation shall relieve Buyer from any of its obligations hereunder. Subject to the preceding sentence, this Agreement applies to, is binding in all respects upon, and inures to the benefit of the successors and permitted assigns of the parties. Nothing in this Agreement is to be construed to give any Person other than the parties to this Agreement any legal or equitable right under or with respect to this Agreement or any provision of this Agreement, except such rights as shall inure to a successor or permitted assignee pursuant to this Section 12.8.

Section 12.9      Severability.

                  If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement remain in full force and effect. The parties further agree that if any provision contained herein is, to any extent, held invalid or unenforceable in any respect under the laws governing this Agreement, they shall take any actions necessary to render the remaining provisions of this Agreement valid and enforceable to the fullest extent permitted by law and, to the extent necessary, shall amend or otherwise modify this Agreement to replace any provision contained herein that is held invalid or unenforceable with a valid and enforceable provision giving effect to the intent of the parties.

Section 12.10     Section Headings, Construction, Schedules.

                  The headings of Articles and Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All Exhibits and Schedules to this Agreement are incorporated into and constitute an integral part of this Agreement as if fully set forth herein. The statements in the Schedules, and those in any supplement thereto, relate only to the representations and warranties in the Section of the Agreement to which they expressly relate and not to any other representation or warranty in this Agreement. All words used in this Agreement will be construed to be of such gender or number as the context requires. All references to documents, instruments or agreements shall be deemed to refer as well to all addenda, exhibits, schedules or amendments thereto. The language used in the Agreement shall be construed, in all cases, according to its fair meaning, and not for or against any party hereto. The parties acknowledge that each party has reviewed this Agreement and that rules of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be available in the interpretation of this Agreement.

Section 12.11     Governing Law.

                  This Agreement will be governed by and construed under the laws of the State of New York without regard to conflicts of laws principles that would require the application of any other law.

Section 12.12     Execution of Agreement, Counterparts.

                  This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement. The exchange of copies of this Agreement and of signature pages by facsimile transmission shall constitute effective execution and delivery of this Agreement as to the parties and may be used in lieu of the original Agreement for all purposes. Signatures of the parties transmitted by facsimile shall be deemed to be their original signatures for any purpose whatsoever.

                  [remainder of page intentionally left blank]

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                            Cytomedix, Inc.


                                            By:
                                            Name:
                                            Its:


                                            Cytomedix N.V.


                                            By:
                                            Name:
                                            Its:


                                            Curative Health Services, Inc.


                                            By:
                                            Name:
                                            Its:


                                            CHS Services, Inc.


                                            By:
                                            Name:
                                            Its:

                           List of Schedules/Exhibits

Exhibit  2.5 - Purchase Price Allocation
Exhibit  2.7(a)(i) - Bill of Sale
Exhibit  2.7(a)(ii) - Assignment and Assumption  Agreement
Exhibit  2.7(a)(iii) - Assignment  and  Assumption  of Lease
Exhibit  2.7(a)(iv) - Assignment of Marks
Exhibit  2.7(a)(v)  -  Assignment  of  Patents
Exhibit  2.7(a)(viii)  - Royalty Agreement
Exhibit  2.7(a)(ix) - Transition Services Agreement
Exhibit  2.7(a)(x) - Supply Agreement
Exhibit  2.7(a)(xi) - Cytomedix N.V. Guaranty Agreement
Exhibit  2.7(a)(xii) - Cytomedix,  Inc.  Guaranty  Agreement
Exhibit  7.4(a) - Opinion of Seller's Counsel
Exhibit  8.4(b) - Opinion of Buyer's Counsel

Schedule A - Permitted  Non-Real  Property  Encumbrances
Schedule  2.1(a)(ii) - Tangible Personal Property
Schedule 2.1(a)(vi) - Promotional  Materials
Schedule 2.1(a)(viii) - Seller Claims
Schedule 2.2(c) - Excluded Seller Prepaid  Expenses
Schedule  2.2(e) - Excluded Seller  Contracts
Schedule 2.2(j) - Excluded Seller Assets
Schedule  2.4(a)(ii)  - Assumed  Liabilities
Schedule  2.8(b) - Interim Tangible Assets Book Value
Schedule  3.1(a) - Organization  and Good  Standing - Curative  Health  Services
Schedule 3.1(b) - Governing  Documents - Curative Health Services
Schedule 3.1(c) -  Organization  and Good  Standing - CHS Services
Schedule  3.1(d) - Governing Documents- CHS Services
Schedule 3.2(b) - No Conflict (Seller)
Schedule 3.2(c) - Consents  (Seller)
Schedule 3.5 - Sufficiency of Assets
Schedule 3.6(b) - Real Property
Schedule 3.6(c) - Leased Parcels
Schedule  3.6(d) - Hospital  Parcels
Schedule 3.7(a) - Non-Real Property  Encumbrances
Schedule 3.9 - No Undisclosed Liabilities  (Seller)
Schedule 3.12(a) - Employees
Schedule 3.12(d) - Employment Matters
Schedule  3.14(a) - Legal  Requirements
Schedule  3.14(b) - Government Authorizations
Schedule 3.15(a) - Legal  Proceedings
Schedule 3.15(b) - Orders
Schedule  3.16 - Absence  of  Certain  Changes  and  Events
Schedule  3.17(a) - Contracts
Schedule  3.17(b)  -  Certain  Contractual  Events
Schedule  3.18  - Insurance
Schedule   3.19(a)  -  Environmental   Matters
Schedule  3.19(b)  - Environmental  Matters
Schedule 3.19(c) - Environmental Matters
Schedule 3.19(d) -  Environmental  Matters
Schedule  3.19(e) -  Environmental  Matters
Schedule 3.19(f) - Environmental  Matters
Schedule  3.20(a)(i)(C) - Excluded  Copyrights
Schedule  3.20(a)(i)(D)  - Excluded Trade Secrets
Schedule  3.20(b) - Royalties
Schedule 3.20(c) - Encumbrances  (Intellectual Property Assets)
Schedule 3.20(d) - Proprietary  Rights  Agreements
Schedule 3.20(e) - Patents
Schedule 3.20(f) - Marks
Schedule  3.20(g) - Copyrights
Schedule  3.20(i) - Trade Secrets
Schedule 3.21(a)  - FDA  Related  Legal  Requirements
Schedule  3.23 -  Related  Persons
Schedule  4.2(b)  - No  Conflict  (Buyer)
Schedule  4.2(c) -  Consents  (Buyer)
Schedule 4.7 - No Undisclosed Liabilities (Buyer)

                                Exhibit 2.7(a)(i)

                                     FORM OF
                                  BILL OF SALE
                                      FROM
                          [APPLICABLE CURATIVE ENTITY]
                                       TO
                          [APPLICABLE CYTOMEDIX ENTITY]


1. Sale and Transfer of Assets and Contract Rights. For good and valuable consideration, the receipt, adequacy and legal sufficiency of which is hereby acknowledged, and as contemplated by Section 2.7(a)(i) of that certain Asset Purchase Agreement dated as of October 12, 2000 (the "Asset Purchase Agreement"), [applicable Curative entity], a ____________ corporation ("Transferor"), hereby sells, transfers, assigns, conveys, grants and delivers to [applicable Cytomedix entity], a ______________ corporation ("Transferee"), effective as of the Closing , all of Transferor's right, title and interest in and to the [applicable Cytomedix entity] Purchased Assets, including all of the assets described on Schedule A attached hereto, free and clear of all Encumbrances, other than Permitted Encumbrances.

2. Further Actions. Transferor covenants and agrees to warrant and defend the sale, transfer, assignment, conveyance, grant and delivery of the [applicable Cytomedix entity] Purchased Assets hereby made against all persons whomsoever, to take all steps reasonably necessary to establish the record of Transferee's title to the [applicable Cytomedix entity] Purchased Assets, and, at the reasonable request of Transferee, to execute and deliver further instruments of transfer and assignment and take such other action as Transferee may reasonably request to more effectively transfer and assign to and vest in Transferee each of the [applicable Cytomedix entity] Purchased Assets, all at the sole cost and expense of Transferor.

3. Terms of the Asset Purchase Agreement. All capitalized terms not defined herein shall have the meaning given to such terms in the Asset Purchase Agreement. Transferor acknowledges and agrees that the representations, warranties, covenants, agreements and indemnities contained in the Asset Purchase Agreement shall not be superseded hereby, but shall remain in full force and effect to the full extent provided therein. In the event of any conflict or inconsistency between the terms of the Asset Purchase Agreement and the terms hereof, the terms of the Asset Purchase Agreement shall govern.


4. Governing Law. This Bill of Sale will be governed by and construed under the laws of the State of New York without regard to conflicts of laws principles that would require the application of any other law.
                  [remainder of page intentionally left blank]

                        [signature page of Bill of Sale]


         IN WITNESS WHEREOF, Transferor has executed this Bill of Sale as of the ______ day of _______________, 2000.

                                   TRANSFEROR:
                                   [applicable Curative entity]

                                   By:      _______________________
                                   Name:    _______________________
                                   Its:     _______________________


STATE OF  NEW YORK     )

COUNTY OF NEW YORK     )

                  On the ______ day of _______________ in the year ______ before me personally came _____________ to me known, who being by me duly sworn, did depose and say that he resides at [address of officer]; that he is the [title of executing officer] of [applicable Curative entity], a _____________ corporation, the corporation described in and which executed the above instrument; and that he had the authority to sign his name thereto on behalf of said corporation.




                                  Notary Public



My Commission Expires:

                                   Schedule A

                                     Assets

         [to be copied from Section 2.1 of the Asset Purchase Agreement, including schedules in connection therewith, for applicable Cytomedix entity]

                               Exhibit 2.7(a)(ii)

                                     FORM OF
                       ASSIGNMENT AND ASSUMPTION AGREEMENT

         This Assignment and Assumption Agreement (the "Assignment and Assumption Agreement"), made and entered into as of ______________________, 2000, is by and between [applicable Curative entity], a ____________ corporation ("Assignor"), and [applicable Cytomedix entity], a _______________ corporation ("Assignee").
                                   WITNESSETH:

         WHEREAS, Assignor and Assignee are parties, along with certain other parties, to that certain Asset Purchase Agreement dated as of October 12, 2000 (the "Asset Purchase Agreement"), pursuant to which Assignee has agreed to purchase certain of the assets of Assignor used in connection with the Procuren Operations; and

         WHEREAS, pursuant to the Asset Purchase Agreement, Assignor has agreed to assign certain rights and agreements to Assignee, and Assignee has agreed to assume certain liabilities and obligations of Assignor, as set forth herein, and this Assignment and Assumption Agreement is contemplated by Section 2.7(a)(ii) of the Asset Purchase Agreement;

         NOW, THEREFORE, for and in consideration of the premises and the mutual covenants contained herein, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

1. Definitions. All capitalized terms used in this Assignment and Assumption Agreement without definition have the meanings given to them in the Asset Purchase Agreement.

2. Assignment and Assumption. Effective as of the Closing, Assignor hereby assigns, sells, transfers and conveys (collectively, the "Assignment") to Assignee all of Assignor's right, title, benefit, privileges and interest in and to, and all of Assignor's burdens, obligations and liabilities in connection with, each of the [applicable Cytomedix entity] Assumed Liabilities listed on Schedule A attached hereto. Assignee hereby accepts the Assignment, and assumes and agrees to observe and perform all of the duties, obligations, terms, provisions and covenants, and to pay and discharge all of the liabilities of Assignor to be observed, performed, paid or discharged from and after the Closing, in connection with the [applicable Cytomedix entity] Assumed Liabilities. Assignee assumes no Retained Liabilities, and the parties hereto agree that all such Retained Liabilities shall remain the sole responsibility of Assignor.

3. Terms of the Asset Purchase Agreement. Assignor acknowledges and agrees that the representations, warranties, covenants, agreements and indemnities contained in the Asset Purchase Agreement shall not be superseded hereby, but shall remain in full force and effect to the full extent provided therein. In the event of any conflict or inconsistency between the terms of the Asset Purchase Agreement and the terms hereof, the terms of the Asset Purchase Agreement shall govern.

4. Further Actions. Each of the parties hereto covenants and agrees, at its own expense, to execute and deliver, at the reasonable request of the other party hereto, such further instruments of transfer and assignment and to take such other action as such other party may reasonably request to more effectively consummate the assignments and assumptions contemplated by this Assignment and Assumption Agreement. If an assignment or attempted assignment of any Assumed Liability without consent or approval of a third party would constitute a breach thereof, the provisions of Section 2.9 of the Asset Purchase Agreement shall govern.

5. Counterparts. This Assignment and Assumption Agreement may be executed in one or more counterparts, with the same effect as if the signatories executed the several counterparts had executed one counterpart. All such executed counterparts shall together constitute one and the same instrument.

6. Governing Law. This Assignment and Assumption Agreement will be governed by and construed under the laws of the State of New York without regard to conflicts of laws principles that would require the application of any other law.

         IN WITNESS WHEREOF, the parties, by themselves or their duly authorized representatives, have executed this Assignment and Assumption Agreement as of the date first above written.

                                    ASSIGNOR:
                                    [applicable Curative entity]


                                     By:     _______________________
                                     Name:   _______________________
                                     Its:    _______________________

                                    ASSIGNEE:
                                    [applicable Cytomedix entity]


                                    By:     _______________________
                                    Name:   _______________________
                                    Its:    _______________________

                                   Schedule A

                               Assumed Liabilities

                               Exhibit 2.7(a)(iii)

                                     FORM OF
                    LEASE ASSIGNMENT AND ASSUMPTION AGREEMENT

         This Lease Assignment and Assumption Agreement (this "Agreement") is made as of ____________, 2000, by and between Curative Health Services, Inc., a Minnesota corporation ("Assignor"), and Cytomedix, Inc., a Delaware corporation ("Assignee").

                                    RECITALS

                  A. ________________,  a ____________  ("Owner"),  as landlord, and Assignor, as tenant, entered into that certain [Lease Agreement] dated as of ______________ , a copy of which is attached as Schedule A hereto (the "Lease"), pursuant to which Assignor leased from Owner those certain premises commonly known as _________________ and more precisely described in the Lease (the "Premises").

                  B.  Assignor and  Assignee  are parties to that certain  Asset
Purchase Agreement dated as of October 12, 2000 (the "Asset Purchaser Agreement"), pursuant to which Assignor has agreed to sell to Assignee, and Assignee has agreed to purchase from Assignor, certain assets of Assignor as set forth therein.

                  C. Pursuant to the Asset Purchase Agreement, Assignor and Assignee desire to provide for the assignment and assumption of the Lease.

                  NOW,  THEREFORE,  for Ten  Dollars  ($10) and  other  good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged, the parties hereto agree as follows:

                  1. Effective Date. This Agreement and the assignment and assumption of the Lease contemplated herein shall be effective as of the Closing Date (as defined in the Asset Purchase Agreement). The parties hereto acknowledge that obtaining the written consent of Owner to this Agreement prior to the Closing Date is required under the Lease.

                  2. Assignment and Acceptance. Effective as of the Closing Date, Assignor hereby assigns and transfers to Assignee all of Assignor's right, title and interest in, to and under the Lease, and Assignee hereby accepts such assignment from Assignor.

                  3. Delegation and Assumption. Effective as of the Closing Date, Assignor hereby delegates to Assignee all of Assignor's duties and obligations under the Lease which accrue after the Closing Date, and Assignee hereby accepts such delegation. Assignee hereby assumes and agrees to perform all of Assignor's duties and obligations under the Lease which accrue after the Closing Date.

                  4. Indemnities. Each of Assignor and Assignee shall indemnify one another in connection with the Lease and the Premises as set forth in the Asset Purchase Agreement.

                  5. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns.

                  6. Entire Agreement. This Agreement, together with the Asset Purchase Agreement, constitutes the entire agreement of the parties and supersedes all prior agreements between the parties, whether oral or written, relative to the subject matter of this Agreement. This Agreement may not be amended except by written instrument executed by Assignor and Assignee.

                  7.  Counterparts.  This Agreement may be signed in one or more
counterparts,   all  of  which  shall  together  constitute  one  and  the  same instrument.

                  8. [No Additional Consideration. Assignor will not receive any payment or other consideration from Assignee under this Agreement or the Asset Purchase Agreement for the assignment of the Lease, except as expressly set forth herein.] ADD AS APPROPRIATE

                  [remainder of page intentionally left blank]

       [signature page to Lease Assignment and Assumption Agreement]


                  IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.



"ASSIGNOR"                                CURATIVE HEALTH SERVICES, INC.



                                          By:
                                          Name:
                                          Title:


"ASSIGNOR"                                CYTOMEDIX, INC.



                                          By:
                                          Name:
                                          Title:



                  Owner hereby consents to the above Agreement. In addition, Owner represents and warrants to Assignee that (a) the Lease attached as Exhibit A hereto is a true and complete copy of the Lease, (b) the Lease has not been modified, supplemented or amended (except as indicated in Exhibit A) and is in full force and effect, (c) Assignor has paid all sums owed to Owner, and has fulfilled all its other obligations as tenant under, the Lease, [and] (d) there is no lender with a mortgage, deed of trust or similar lien on Owner's fee interest in the Premises, except ___________________. ADD AS APPROPRIATE [and
(e) Owner waives any right it might have to terminate the Lease with respect to the Premises (or otherwise to "recapture" the Premises) in connection with the assignment and assumption described in the Agreement.]


"OWNER"



                                             By:

                                             Name:

                                             Title:

                                             Date:

                                   Schedule A

                                      Lease

                                                         3
                            Exhibit 2.7(a)(iv)

                                     FORM OF
                               ASSIGNMENT OF MARKS

         This Assignment of Marks (the "Assignment of Marks"), made and entered into as of the _____ day of _____________, 2000, is by and between CHS Services, Inc., a Delaware corporation ("Assignor"), and Cytomedix, GmbH, a Switzerland corporation ("Assignee").

                                    RECITALS

         Assignor and Assignee are parties to that certain Asset Purchase Agreement dated as of October 12, 2000 (the "Asset Purchase Agreement"), pursuant to which Assignor has agreed to sell to Assignee and Assignee has agreed to buy certain assets from Assignor, including without limitation the Marks (as defined in the Asset Purchase Agreement). This Assignment of Marks is contemplated by Section 2.7(a)(iv) of the Asset Purchase Agreement.

         In accordance therewith, Assignor desires to transfer and assign to Assignee, and Assignee desires to accept the transfer and assignment of, all of Assignor's worldwide right, title and interest in, to and under the Marks, including, without limitation, the registered and unregistered domestic and foreign trademarks for the name Procuren and all applications for domestic and foreign trademarks for the name Procuren listed on Schedule A attached hereto and incorporated herein by reference.

         NOW, THEREFORE, Assignor, for and in exchange for the payment of the purchase price set forth in the Asset Purchase Agreement, the receipt of which is hereby acknowledged, does hereby transfer and assign to Assignee, and Assignee hereby accepts the transfer and assignment of, all of Assignor's worldwide right, title and interest in, to and under the Marks, together with the goodwill of the business associated therewith and which is symbolized thereby, all rights to sue for infringement of any Mark, whether arising prior to or subsequent to the date of this Assignment of Marks, and any and all renewals and extensions thereof that may hereafter be secured under the laws now or hereafter in effect in the United States and in any other jurisdiction, the same to be held and enjoyed by the said Assignee, its successors and assigns from and after the date hereof as fully and entirely as the same would have been held and enjoyed by the said Assignor had this Assignment of Marks not been made.

                  [remainder of page intentionally left blank]

                     [signature page of Assignment of Marks]


         IN WITNESS WHEREOF, Assignor has executed this Assignment of Marks as of the date first above written.

                                                              ASSIGNOR:
                                                              CHS Services, Inc.


By:
Name:
Its:



STATE OF  NEW YORK         )

COUNTY OF NEW YORK)

                  On the ______ day of _______________ in the year ______ before me personally came _____________ to me known, who being by me duly sworn, did depose and say that he resides at [address of officer]; that he is the [title of executing officer] of CHS Services, Inc., a Delaware corporation, the corporation described in and which executed the above instrument; and that he had the authority to sign his name thereto on behalf of said corporation.




                                                     Notary Public



My Commission Expires:

                                   Schedule A

                                      Marks

[Marks to be transferred under the Asset Purchase Agreement]

                            Exhibit 2.7(a)(v)

                                     FORM OF
                              ASSIGNMENT OF PATENTS

         This Assignment of Patents (the "Assignment of Patents"), made and entered into as of the _____ day of _____________, 2000, is by and between CHS Services, Inc., a Delaware corporation ("Assignor"), and Cytomedix, GmbH, a Switzerland corporation ("Assignee").

                                    RECITALS

         Assignor and Assignee are parties to that certain Asset Purchase Agreement dated as of October 12, 2000 (the "Asset Purchase Agreement"), pursuant to which Assignor has agreed to sell to Assignee and Assignee has agreed to buy certain assets from Assignor, including without limitation the Patents (as defined in the Asset Purchase Agreement). This Assignment of Patents is contemplated by Section 2.7(a)(v) of the Asset Purchase Agreement.

         In accordance therewith, Assignor desires to transfer and assign to Assignee, and Assignee desires to accept the transfer and assignment of, all of Assignor's worldwide right, title and interest in, to and under the Patents, including, without limitation, the domestic and foreign patents, domestic and foreign patent applications (pending or abandoned), and inventions and discoveries listed on Schedule A attached hereto and incorporated herein by reference.

         NOW, THEREFORE, Assignor, for and in exchange for the payment of the purchase price set forth in the Asset Purchase Agreement, the receipt of which is hereby acknowledged, does hereby transfer and assign to Assignee, and Assignee hereby accepts the transfer and assignment of, all of Assignor's worldwide right, title and interest in, to and under the Patents, including any and all inventions described therein, and in any and all continuations-in-part, continuations, divisions, substitutes, reissues, reexaminations and extensions thereof, and all other applications for letters patent relating thereto which have been or shall be filed in the United States or in any other jurisdiction, the same to be held and enjoyed by the said Assignee, its successors and assigns from and after the date hereof as fully and entirely as the same would have been held and enjoyed by the said Assignor had this Assignment of Patents not been made.

         Assignor covenants and agrees that upon request by Assignee or its successors or assigns, Assignor or its successors or assigns shall, at the sole cost and expense of Assignor, do all other legal actions reasonably necessary to carry out the intent of this Assignment of Patents as well as provide such other material, information or assistance as Assignor or its successors or assigns may consider necessary.

                  [remainder of page intentionally left blank]

                    [signature page of Assignment of Patents]


         IN WITNESS WHEREOF, Assignor has executed this Assignment of Patents as of the date first above written.

                                                              ASSIGNOR:
                                                              CHS Services, Inc.


By:
Name:
Its:



STATE OF  NEW YORK         )

COUNTY OF NEW YORK)

                  On the ______ day of _______________ in the year ______ before me personally came _____________ to me known, who being by me duly sworn, did depose and say that he resides at [address of officer]; that he is the [title of executing officer] of CHS Services, Inc., a Delaware corporation, the corporation described in and which executed the above instrument; and that he had the authority to sign his name thereto on behalf of said corporation.




                                                     Notary Public



My Commission Expires:

                                   Schedule A

                                     Patents

[Patents to be transferred under the Asset Purchase Agreement]

                             Exhibit 2.7(a)(viii)

                                     FORM OF
                                ROYALTY AGREEMENT

                  This Royalty Agreement (the "Agreement"), is made and entered into as of ___________, 2000 (the "Effective Date"), by and between Cytomedix GmbH, a Switzerland corporation ("Cytomedix"), and Curative Health Services, Inc., a Minnesota corporation ("Curative").

                                    RECITALS

                  WHEREAS, Cytomedix and Curative are parties to that certain Asset Purchase Agreement dated as of October 12, 2000 (the "Asset Purchase Agreement"), pursuant to which Cytomedix and its Affiliates have agreed to purchase certain assets of Curative and its Affiliates as set forth therein; and

                  WHEREAS, pursuant to Section 2.7(a)(viii) of the Asset Purchase Agreement, it is a condition to the closing of the transactions described in the Asset Purchase Agreement that the parties hereto enter into this Agreement;

                                    AGREEMENT

                  NOW, THEREFORE, for and in consideration of the premises and the mutual covenants contained herein, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

                                   ARTICLE I.
                                   DEFINITIONS

                  For purposes of this Agreement, the following terms and variations thereof have the meanings specified or referred to in this Article I:

                  "Affiliates" - any person or entity which directly or indirectly controls, is controlled by, or is under common control with a party hereto. For purposes of this Agreement, "control" means the legal, beneficial or equitable ownership directly or indirectly of more than 50% of the aggregate of all voting equity interests rights in such entity.

                  "Best Efforts" - the efforts that a prudent person desirous of achieving a result would use in similar circumstances to ensure that such result is achieved as expeditiously as possible; provided, however, that a person required to use Best Efforts under this Agreement will not be required to dispose of or make any change to its business, or expend any material funds or incur any other material burden.

                  "FDA" - the United States Food & Drug Administration, or any successor agency.

                  "Future Products" - any products developed and sold by Cytomedix which embody any of the Patents or are covered by any claim of the Patents.

                  "Net Sales Amount" - the invoiced amount of sales of Procuren or the Future Products by Cytomedix or any of its affiliates or sublicensees to third parties, less the following items: (a) customary trade, quantity and cash discounts, sales rebates allowed and taken; (b) credits actually given for rejected or returned products; (c) value-added, sales, use or turnover taxes, excise taxes and customs duties included in the invoice amount; and (d) bad debt expense applied in a manner that specifically relates to the Net Sales of the applicable product and in accordance with GAAP.

                  "Patents" - the domestic and foreign patents being transferred from Curative to Cytomedix pursuant to the Asset Purchase Agreement as set forth on Schedule A, including any continuations-in-part, continuations, divisions, substitutes, reissues, reexaminations or extensions thereof.

                "Procuren" - Procuren(R), a thrombin-induced platelet releasate.

                                  ARTICLE II.
                               ROYALTY OBLIGATIONS

Section 2.1 Amount of Payment. Cytomedix shall pay royalties to Curative during the Term as set forth below:

     (a) Cytomedix shall pay Curative three percent (3%) of the aggregate Net Sales Amount of Procuren (such amount, the "Procuren Royalty"), on a country by country basis, in each of the countries listed on Schedule 2.1 (the "Applicable Countries") for such time as any of the Patents with respect to such Applicable Country remain valid, enforceable, and in effect. Cytomedix shall have no further obligation to pay the Procuren Royalty in any Applicable Country at such time when no Patent with respect to such Applicable Country remains valid, enforceable and in effect.

     (b) Cytomedix shall pay Curative six percent (6%) (the "Future Products Royalty Percentage") of the aggregate Net Sales Amount of the Future Products (the "Future Products Royalty," and together with the Procuren Royalty, the "Royalty"), on a country by country basis, in each Applicable Country for such time as any of the Patents with respect to such Applicable Country remain valid, enforceable, and in effect; provided, however, that at such time that the aggregate worldwide Net Sales Amount of the Future Products with respect to which the Future Products Royalty has been paid since the Effective Date exceeds Three Hundred Million Dollars ($300,000,000), the Future Products Royalty Percentage shall thereafter be reduced to five percent (5%). Cytomedix shall have no further obligation to pay the Future Products Royalty in any Applicable Country at such time that no Patent with respect to such Applicable Country remains valid, enforceable and in effect.

                  Notwithstanding the foregoing, Cytomedix shall have no obligation to pay any Royalties to Curative in connection with any sales of Procuren made to Curative or any of its Affiliates pursuant to the terms of that certain Supply Agreement of even date herewith, by and between Cytomedix and Curative (the "Supply Agreement") until such time, if any, that Cytomedix receives FDA approval of Procuren.

Section  2.2  Payment of Royalty.
     Cytomedix shall pay the Royalty quarterly. Within forty-five (45) days after the end of each calendar quarter, Cytomedix shall (a) pay Curative the amount of the Royalty owed by Cytomedix for such calendar quarter, and (b) provide Curative with a written report setting forth the Net Sales Amount with respect to Procuren and the Future Products for the applicable quarter, and the computation of the Procuren Royalty and the Future Products Royalty with respect thereto for the applicable quarter. The Royalty shall be payable in currency of the United States of America regardless of the country where earned and shall be paid or deposited as designated in writing by Curative. The exchange rate used to calculate the Royalty shall be the same rate specified under Financial Accounting Standards Board Statement 52, or its successor, used to translate the financial results of Cytomedix or its Affiliates for public reporting. If the Royalty for the previous calendar quarter remains unpaid within forty-five (45) days after the end of such calendar quarter, interest shall accrue on such unpaid amount at the lower of (a) fifteen percent (15%) per annum, or (b) the highest rate permitted by law, until paid.

Section 2.3 No Other Compensation.
     Except as expressly provided herein, Curative is not entitled to any other compensation from Cytomedix or any other third party in connection with the sale of Procuren and the Future Products and shall receive no royalty on sales of any other product of Cytomedix.

Section  2.4 Records and Reports;  Audits.
     Cytomedix shall keep true and accurate records and books of account containing information necessary for the determination of the Royalty payable hereunder. These records and books of account shall upon reasonable notice be available during business hours for inspection by Curative. Curative shall be entitled to conduct an audit, upon thirty (30) days' prior written notice to Cytomedix, of such books and records. Curative may engage an independent third party auditor to conduct such audits. Cytomedix shall be entitled to receive a copy of any audit reports produced by or on behalf of Curative hereunder. In the event any such audit reveals a greater than five percent (5%) discrepancy between the correct amount of the Royalty which should have been paid by Cytomedix pursuant to the terms herein during the period covered by such audit and the actual amount of the Royalty paid by Cytomedix during such period, Cytomedix shall reimburse Curative for the costs of such audit.

Section 2.5 Milestones.  Cytomedix covenants that it shall:

     (a) submit a request to the FDA for a pre-IND (Investigational New Drug) application meeting for Procuren within three (3) months of the Closing Date;

     (b) initiate a clinical trial for Procuren within 180 days of the release of any Institutional Review Board, or State or Federal agency clinical holds subsequent to filing the IND;

     (c) submit a Biologics License Application (BLA) for Procuren to FDA within twelve (12) months of completing a successful Phase III clinical trial;

     (d) make reasonable efforts to commercialize Procuren in the United States within four (4) months of receiving final FDA approval of the BLA; and

     (e) upon termination of that certain Commercialization Agreement dated as of January 19, 1998 (the "BTG Agreement"), by and between Curative and BTG USA Inc., a Delaware corporation, and successful completion of the transfer of all data gathered under the BTG Agreement to Cytomedix, Cytomedix will use reasonable efforts to initiate pre-clinical animal studies to determine the feasibility of using platelet factor 4 derived peptides to promote wound healing.


Section  2.6  Offset.
     Notwithstanding any other provision in this Agreement or the Asset Purchase Agreement, upon notice to Curative, Cytomedix may set off any amounts owed by Cytomedix to the University of Minnesota or any successor in interest pursuant to that certain Second Curatech - University of Minnesota Research Agreement dated as of September 30, 1988 against any amounts otherwise payable to Curative under this Agreement; provided, however, that the amount of such set-off shall not reduce (a) the Procuren Royalty Percentage (after taking into account such set-off) below one and one-half percent (1.5%) for any payment period, and (b) the Future Products Royalty Percentage (after taking into account such set-off) below four and one-half percent (4.5%) for any payment period, or, in the event the Future Products Royalty Percentage has been reduced to five percent (5%) as set forth in Section 2.1(b) above, below three and one-half percent (3.5%) for any payment period. The exercise of such right of set-off by Cytomedix in good faith, whether or not ultimately determined to be justified, will not constitute an event of default under this Agreement.

                                  ARTICLE III.
                                TERM; TERMINATION

Section  3.1  Term.
This Agreement commences upon the Effective Date and terminates at such time when Cytomedix has no further obligation to pay any Royalties pursuant to Section 2.1 (the "Term").

Section  3.2  Termination.
     Upon thirty (30) days' prior written notice to Curative, Cytomedix may terminate this Agreement if Curative breaches any of its material obligations hereunder pursuant to Section 5.2 and fails to cure such breach by the end of such thirty (30) day period, or, if the parties agree that the breach is not capable of being cured or remedied within thirty (30) days, then within a timeframe mutually agreed upon by the parties.

Section  3.3
     Remedies upon Termination. Termination of this Agreement shall not limit either party from pursuing any other remedies otherwise available to it, including, without limitation, injunctive relief.

Section 3.4 Effect of Termination.
     In the event of notice of termination, each party shall continue to perform its obligations hereunder up to the date of termination. Upon termination, except as otherwise provided herein, the obligations of the parties hereunder shall cease and Cytomedix shall pay Curative any amounts then owing hereunder; provided however, that in the event of termination due to a breach by Curative of Section 5.2, Cytomedix shall have no right to offset any payment due to Curative under Section 2.1.

                                   ARTICLE IV.
                                 CONFIDENTIALITY

                  Each party acknowledges that any information concerning the other party received in connection with this Agreement shall be deemed "Confidential and Proprietary Information" (provided that information contained within the Assets (as defined in the Asset Purchase Agreement) transferred to Cytomedix shall not be deemed Confidential and Proprietary Information of Curative). Each party agrees that it shall not permit the duplication, use or disclosure of any such Confidential and Proprietary Information to any person or entity (other than its own employees or agents who must have such information for any proper purpose), unless (a) authorized in writing and signed by the other party, or (b) legally required to disclose such information, provided that the party availing itself of this exception has promptly notified the other party of such required disclosure and has used commercially reasonable efforts to lawfully avoid or limit such disclosure. Confidential and Proprietary Information does not include any information which, at the time of disclosure, is generally known by the public through no breach of the disclosing party. The provisions of this Article IV shall survive the expiration or termination of this Agreement.

                                   ARTICLE V.
                              INTELLECTUAL PROPERTY

Section 5.1 Right to Defend.
At the election and expense of Cytomedix, Cytomedix shall have the sole right (but not the obligation, except as otherwise set forth in Section 5.3 below) to protect all intellectual property rights related to Procuren and the Future Products, by obtaining and maintaining appropriate patent, trademark, trade secret or other rights. Curative agrees to cooperate, at the expense of Cytomedix, in the filing and prosecution of patent applications in the United States and in foreign countries in connection with all such intellectual property rights, and to promptly notify Cytomedix of any conflicting uses of, or any applications or registrations to use, any mark, name, symbol, device or word that becomes known to Curative that Curative believes may constitute an act of infringement with respect to the intellectual property rights related to Procuren and the Future Products.

Section 5.2 Ownership of  Intellectual  Property.
     Curative acknowledges that, subject to Article VI, neither this Agreement nor the performance of its obligations hereunder shall affect the ownership by Cytomedix of any of the goodwill or intellectual property rights related to Procuren or the Future Products, and such goodwill or other rights shall be and remain in the name of Cytomedix. Curative warrants that, subject to
     Article VI, it shall not at any time (a) do or cause to be done any act or thing contesting or in any way impairing or tending to impair any part of such ownership and/or rights, or (b) represent that it has any ownership in Procuren or the Future Products or any intellectual property rights in connection therewith. Section 5.3 Enforceability of Patents. Cytomedix shall use its Best Efforts to ensure that the Patents remain valid and enforceable.
                                  ARTICLE VI.
                                SECURITY INTEREST

Section 6.1 Security Interest.
     Subject to the applicable terms and conditions of this Agreement, Cytomedix hereby assigns and grants to Curative a security interest (the "Security Interest") in and a lien on the Patents (the "Collateral") to secure the payment and the performance of the following obligations (collectively, the "Obligations"):

               (a) the payment of the Royalty; and

               (b) all reasonable costs incurred by Curative to obtain, preserve, perfect and enforce the provisions of this Article VI and the Security Interest created hereby, collect the Royalty and maintain and preserve the Collateral, including but not limited to taxes, assessments, insurance premiums, repairs, reasonable attorney's fees and legal expenses, and expenses of sale.

Section 6.2 Ownership of  Collateral.
     Cytomedix shall defend the Collateral against all claims and demands of all persons at any time claiming any interest therein adverse to Curative which arises out of or relates to any occurrence or event happening after the Closing (as defined in the Asset Purchase Agreement) and Cytomedix shall keep the Collateral free from all liens and security interests.


Section  6.3  Costs  of  Curative.
     Cytomedix shall pay all reasonable costs necessary to obtain, preserve, perfect, defend and enforce the Security Interest, collect the Obligations, and preserve, defend, enforce and collect the Collateral, including but not limited to taxes, assessments, insurance premiums, repairs, reasonable attorney's fees and legal expenses, and expenses of sale. Without waiving Cytomedix's default for failure to make any payment owed hereunder, Curative may, at its option, pay any such costs and expenses and discharge encumbrances on the Collateral, and such payment shall be part of the Obligations; provided, that Curative shall not take any such action unless it has requested Cytomedix to take such action in writing and Cytomedix has not taken such action within thirty (30) days after its receipt of such request. Cytomedix shall reimburse Curative on demand for any costs so incurred.


Section 6.4 Event of Default.
     The happening of any one or more of the following listed events constituted an event of default (an "Event of Default") by Cytomedix:

               (a) Cytomedix fails to pay the Royalty owed hereunder when due and does not cure such non-payment within ninety (90) days of written notice thereof by Curative; or

               (b)  Cytomedix  fails  to meet  the  Milestones  as set  forth in
               Section 2.5.


Section 6.5  Remedies of Curative  Upon  Default.
     Remedies of Curative Upon Default. Upon the occurrence of an Event of Default, Curative may, upon giving fifteen (15) days written notice thereof to Cytomedix, Cytomedix N.V., and Cytomedix, Inc., and after such parties have not cured such Events of Default within the fifteen (15) day period, declare the Obligations in whole or part immediately due and may enforce payment of the same and exercise any rights under the Uniform Commercial Code as enacted in the State of New York, rights and remedies under this Agreement, or otherwise. For purposes of this Section 6.5, to the extent the Event of Default is triggered by any failure to meet a time deadline, such time deadline is to be treated as extended until the end of such fifteen (15) day period for purposes of any cure. If Curative chooses to exercise its rights to take possession and dispose of the Collateral in a commercially reasonable manner, Cytomedix is still liable for any unpaid Obligations and is entitled to any surplus in excess of the Obligations. If Curative chooses to exercise its rights to take possession and retain the Collateral in full satisfaction of the Obligations, Cytomedix is not liable for any unpaid Obligations and is entitled to any surplus in excess of the Obligations, such surplus as mutually determined by the parties in good faith.

                                  ARTICLE VII.
                                  MISCELLANEOUS

Section 7.1 No Joint  Venture.
     Nothing herein shall create any association, partnership, joint venture or agency relationship between the parties hereto or any third party.

Section 7.2 Further Assurances.
     The parties shall cooperate reasonably with each other in connection with any steps required to be taken as part of their respective obligations under this Agreement, and the parties agree (a) to furnish upon request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement.

Section 7.3 Notices.
     All notices, consents, waivers, and other communications under this Agreement must be in writing and are deemed to have been duly given when (a) delivered by hand with written confirmation of receipt, (b) sent by facsimile with confirmation of transmission by the transmitting equipment, (c) five (5) days after delivery, if sent by certified mail, return receipt requested, or (d) one (1) day after delivery, if sent by a nationally recognized overnight delivery service, return receipt requested, in each case to the appropriate addresses, or facsimile numbers set forth below (or to such other addresses, facsimile numbers or as a party may designate by notice to the other parties):


                  Cytomedix:                Cytomedix GmbH
                                            c/o Cytomedix, Inc.
                                            Three Parkway North
                                            Deerfield, Illinois 60015
                                            Attention: Christopher J. Caywood
                             Vice President of Strategy and Business Development
                                            Fax: (847) 405-7801

                  with a copy to:           Latham & Watkins
                                            1001 Pennsylvania Ave., N.W.
                                            Suite 1300
                                            Washington, D.C. 20004
                                            Attention: Stuart S. Kurlander, Esq.
                                            Fax: (202) 637-2201

                  Curative:                 Curative Health Services, Inc.
                                            150 Motor Parkway
                                            Hauppauge, New York 11788
                                            Attention: William Tella
                                      Sr. Vice President of Business Development
                                            Fax: (631) 233-8107

                  with a copy to:           Dorsey & Whitney LLP
                                            250 Park Avenue
                                            New York, New York 10177
                                            Attention: Seth I. Truwit, Esq.
                                            Fax: (212) 953-7201

Section 7.4 Waiver .
     The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right under this Agreement operates as a waiver of such right, and no single or partial exercise of any such right precludes any other or further exercise of such right or the exercise of any other right. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party is applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party is deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement.

Section  7.5  Entire  Agreement  and  Modification.
     This Agreement, the Asset Purchase Agreement and the Supply Agreement constitute the entire agreement between the parties with respect to the subject matter of this Agreement and supersede all prior written and oral agreements and understandings between the parties with respect to the subject matter of this Agreement. This Agreement may not be amended except by a written agreement signed on behalf of each of the parties hereto.

Section 7.6 Assignment.
     Except as set forth above, no party to this Agreement may assign, transfer, or otherwise dispose of any of its rights, duties, or obligations hereunder without the prior written consent of the other party hereto; provided, however that upon prior written notice to the other party, (a) either party may assign, transfer, or otherwise dispose of any of its rights, duties or obligations hereunder to any of its Affiliates without the consent of the other party (in which case the assigning party shall continue to be liable for its obligations hereunder), and (b) Curative may assign its right to receive the Royalty to any third party without the consent of Cytomedix, provided that no such assignment or delegation pursuant to clauses (a) or (b) shall relieve either party from any of its obligations hereunder. Subject to the foregoing, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their permitted successors and assigns.

Section 7.7 Severability.
     If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement remain in full force and effect. The parties further agree that if any provision contained herein is, to any extent, held invalid or unenforceable in any respect under the laws governing this Agreement, they shall take any actions necessary to render the remaining provisions of this Agreement valid and enforceable to the fullest extent permitted by law and, to the extent necessary, shall amend or otherwise modify this Agreement to replace any provision contained herein that is held invalid or unenforceable with a valid and enforceable provision giving effect to the intent of the parties.

Section 7.8 No Third Party Beneficiary.
     No provision of this Agreement shall create, or be deemed to create, any legal or equitable right in any person not a party to this Agreement or give any such person any claim against any party to this Agreement that such party would not have but for this Agreement.

Section 7.9 Section  Headings;  Construction.
     The headings of Articles and Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All words used in this Agreement will be construed to be of such gender or number as the context requires. The language used in the Agreement shall be construed, in all cases, according to its fair meaning, and not for or against any party hereto. The parties acknowledge that each party has reviewed this Agreement and that rules of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be available in the interpretation of this Agreement.

Section  7.10  Governing  Law; Jurisdiction.
     This Agreement is to be governed by and construed under the laws of the State of New York without regard to conflicts of laws principles that would require the application of any other law. The parties agree that the state and federal courts located in New York County, New York shall be the sole venue and shall have sole jurisdiction for the resolution of all disputes arising hereunder.

Section  7.11  Execution  of  Agreement,  Counterparts.
     This Agreement may be executed in one or more counterparts, each of which is deemed to be an original copy of this Agreement and all of which, when taken together, are deemed to constitute one and the same agreement. The exchange of copies of this Agreement and of signature pages by facsimile transmission shall constitute effective execution and delivery of this Agreement as to the parties and may be used in lieu of the original Agreement for all purposes. Signatures of the parties transmitted by facsimile are deemed to be their original signatures for any purpose whatsoever.

                  [remainder of page intentionally left blank]

                      [signature page to Royalty Agreement]


                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                      CYTOMEDIX:
                                      Cytomedix GmbH


                                      By:
                                      Name:
                                      Its:

                                      CURATIVE:
                                      Curative Health Services, Inc.


                                      By:
                                      Name:
                                      Its:


                                   Schedule A

                                     Patents

     [Patents to be transferred under the Asset Purchase Agreement]

                                  Schedule 2.1

                              Applicable Countries

  [Countries of patents to be transferred under Asset Purchase Agreement]

                               Exhibit 2.7(a)(ix)

                                     FORM OF
                         TRANSITIONAL SERVICES AGREEMENT

                  This Transitional Services (the "Agreement"), is made and entered into as of ______________, 2000 (the "Effective Date"), by and between Cytomedix, Inc., a Delaware corporation ("Cytomedix"), and Curative Health Services, Inc., a Minnesota corporation ("Curative").

                                   WITNESSETH:

                  WHEREAS, Cytomedix and Curative are parties to that certain Asset Purchase Agreement dated as of October 12, 2000 (the "Asset Purchase Agreement"), pursuant to which Cytomedix and its affiliates has agreed to purchase certain of the assets of Curative and its affiliates as set forth therein;

                  WHEREAS, pursuant to Section 2.7(a)(ix) of the Asset Purchase Agreement, it is a condition to the closing of the transactions described in the Asset Purchase Agreement that the parties hereto enter into this Agreement;

                                    AGREEMENT

                  NOW, THEREFORE, for and in consideration of the premises and the mutual covenants contained herein, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

                                   ARTICLE I.
                                    SERVICES

                  During the Transitional Period (as defined in Section 3.1 below), Cytomedix hereby engages Curative to provide quality assurance services, warehouse services, information services, finance services, human resource services, accounting services, access to e-mail and computers, access to office space, and such other transition assistance as may be agreed upon by Cytomedix and Curative during the Transitional Period, in each case as may be reasonably directed by Cytomedix from time to time, and, except as otherwise specified by Cytomedix, in the manner and at a relative level of service, where applicable, consistent in all material respects with that provided by Curative with respect to the Procuren Operations (as defined in the Asset Purchase Agreement) prior to the date hereof (all such services, the "Transitional Services"), and Curative hereby accepts such engagement, all on the terms and conditions herein. In the event that Curative shall be unable to perform any services as required by this Agreement for any reason, Curative and Cytomedix shall cooperate in obtaining an alternative means of providing such services.

                                  ARTICLE II.
                                     PAYMENT

                  The Transitional Services shall be provided by Curative at a cost which is equal to the reasonable direct expenses (excluding any overhead allocation) incurred by Curative in providing such services, including but not limited to any costs in connection with utilizing consultants (such amount, the "Service Fees"), plus the Monthly Base Fee (as defined below) (the Services Fees and Monthly Base Fee together, the "Fees"). Within thirty (30) days following the end of each calendar month, Curative shall send Cytomedix a monthly invoice
(a) showing the amount of the Fees owing by Cytomedix, and (b) providing a reasonably detailed description of the services provided by Curative, during that month. The Fees shall be paid by Cytomedix within thirty (30) days of its receipt of the invoice therefor. If so requested by Cytomedix, Curative shall provide a good faith estimate of the out-of-pocket costs that Curative expects to incur in providing any requested service. The "Monthly Fee" shall be an amount equal to (i) $5,000 per month during the first and second months of the Transition Period, (ii) $6,000 per month during the third and fourth months of the Transition Period, and (iii) $7,000 per month during the balance of the Transition Period (as such period may be extended pursuant to Section 3.4).

                                  ARTICLE III.
                              TERM AND TERMINATION

Section 3.1 Term. The term of this Agreement (such term, the "Transitional Period") commences upon the Effective Date and terminates six (6) months from the date thereof, unless earlier terminated pursuant to (a) the mutual consent of the parties, or (b) Sections 3.2 or 3.3 below.

Section 3.2 Termination by Cytomedix. Cytomedix may terminate this Agreement without cause upon thirty (30) days' prior written notice to Curative.

Section 3.3 Termination by Either Party. Upon thirty (30) days' prior written notice to the other party, either party may terminate this Agreement if the other party breaches any of its material obligations hereunder and fails to cure such breach by the end of such thirty (30) day period. Section 3.4 Extension by Cytomedix. Cytomedix may elect to extend the Transitional Period for an additional three (3) months upon thirty (30) days' prior written notice to Curative, provided that in any event the Transitional Period shall not exceed nine (9) months. Section 3.5 Effect of Termination. In the event of notice of termination, Curative shall continue to provide the Transitional Services up to the date of termination. Upon termination, Cytomedix shall pay the other Curative any moneys then due and owing up to the date of termination, and each party cease using and return any Confidential and Proprietary Information except as otherwise set forth in Section 2.4 of the Supply Agreement.

                                   ARTICLE IV.
                                 CONFIDENTIALITY

                  Each party acknowledges that any information concerning the other party received in connection with this Agreement shall be deemed "Confidential and Proprietary Information" (provided that information contained within the Assets (as defined in the Asset Purchase Agreement) transferred to Cytomedix shall not be deemed Confidential and Proprietary Information of Curative). Each party agrees that it shall not permit the duplication, use or disclosure of any such Confidential and Proprietary Information to any person or entity (other than its own employees or agents who must have such information for any proper purpose), unless (a) authorized in writing and signed by the other party, (b) such information was in the public domain at the time of receipt, or (c) legally required to disclose such information, provided that the party availing itself of this exception has promptly notified the other party of such required disclosure and has used commercially reasonable efforts to lawfully avoid or limit such disclosure. Confidential and Proprietary Information does not include any information which, at the time of disclosure, is generally known by the public and any competitors of either party through no breach of the disclosing party. The provisions of this Article IV shall survive the expiration or termination of this Agreement.

                                   ARTICLE V.
                           ACCESS; RECORDS AND REPORTS

Section 5.1 Access. Subject to Article IV above, during the Transitional Period, each party shall provide the other party and its personnel with access to the equipment, office and storage space and systems of such party during normal business hours to the extent reasonably required in connection with the provision of the Transition Services; provided, however, that such access shall be supervised by the appropriate personnel of such party.

Section 5.2 Records and Reports. Curative shall keep true and accurate records and books of account in connection with its obligations hereunder. These records and books of account shall upon reasonable notice be available during business hours for inspection by Cytomedix.

                                  ARTICLE VI.
                                 INDEMNIFICATION

Section 6.1 Indemnification by Curative. Curative shall indemnify and hold harmless Cytomedix, its affiliates and agents harmless from all losses, damages, claims, penalties and expenses, including, without limitation, reasonable attorneys' fees, arising out of or in connection with (a) any material breach of this Agreement by Curative, or (b) the negligent, reckless or intentional acts or omissions of Curative, its employees, agents or representatives in connection with this Agreement.

Section 6.2 Indemnification by Cytomedix. Cytomedix shall indemnify and save and hold Curative, its affiliates and agents harmless from all losses, damages, claims, penalties and expenses, including, without limitation, reasonable attorneys' fees, arising out of or in connection with (a) any material breach of this Agreement by Cytomedix, or (b) the negligent, reckless or intentional acts or omissions of Cytomedix, its employees, agents or representatives in connection with this Agreement.

                                  ARTICLE VII.
                                  MISCELLANEOUS

Section 7.1 No Joint Venture. Nothing herein shall create any association, partnership, joint venture or agency relationship between the parties hereto or any third party.

Section 7.2 Further Assurances. The parties shall cooperate reasonably with each other in connection with any steps required to be taken as part of their respective obligations under this Agreement, and the parties agree (a) to furnish upon request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement. Section 7.3 Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and are deemed to have been duly given when (a) delivered by hand with written confirmation of receipt, (b) sent by facsimile with confirmation of transmission by the transmitting equipment, (c) five (5) days after delivery, if sent by certified mail, return receipt requested, or (d) one (1) day after delivery, if sent by a nationally recognized overnight delivery service, return receipt requested, in each case to the appropriate addresses, or facsimile numbers set forth below (or to such other addresses, facsimile numbers or as a party may designate by notice to the other parties):
                  Cytomedix:                Cytomedix, Inc.
                                            Three Parkway North
                                            Deerfield, Illinois 60015
                                            Attention: Christopher J. Caywood
                             Vice President of Strategy and Business Development
                                            Fax: (847) 405-7801

                  with a copy to:           Latham & Watkins
                                            1001 Pennsylvania Ave., N.W.
                                            Suite 1300
                                            Washington, D.C. 20004
                                            Attention: Stuart S. Kurlander, Esq.
                                            Fax: (202) 637-2201

                  Curative:                 Curative Health Services, Inc.
                                            150 Motor Parkway
                                            Hauppauge, New York 11788
                                            Attention:  William Tella
                                          Vice President of Business Development
                                            Fax: (631) 233-8107

                  with a copy to:           Dorsey & Whitney LLP
                                            250 Park Avenue
                                            New York, New York 10177
                                            Attention: Seth I. Truwit, Esq.
                                            Fax: (212) 953-7201

Section 7.4 Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right under this Agreement operates as a waiver of such right, and no single or partial exercise of any such right precludes any other or further exercise of such right or the exercise of any other right. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement.

Section 7.5 Entire Agreement and Modification. This Agreement and the Asset constitute the entire agreement between the parties with respect to the subject matter of this Agreement and supersede all prior written and oral agreements and understandings between the parties with respect to the subject matter of this Agreement. This Agreement may not be amended except by a written agreement signed on behalf of each of the parties hereto.

Section 7.6 Assignment. No party to this Agreement may assign, transfer, or otherwise dispose of any of its rights, duties, or obligations hereunder without the prior written consent of the other party hereto; provided, that either party may assign, transfer, or otherwise dispose of any of its rights, duties or obligations hereunder to any of its affiliates without the prior consent of the other party (in which case the assigning party shall continue to be liable for its obligations hereunder). Subject to the foregoing, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their permitted successors and assigns.

Section 7.7 Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement remain in full force and effect. The parties further agree that if any provision contained herein is, to any extent, held invalid or unenforceable in any respect under the laws governing this Agreement, they shall take any actions necessary to render the remaining provisions of this Agreement valid and enforceable to the fullest extent permitted by law and, to the extent necessary, shall amend or otherwise modify this Agreement to replace any provision contained herein that is held invalid or unenforceable with a valid and enforceable provision giving effect to the intent of the parties.

Section 7.8 No Third Party Beneficiary. No provision of this Agreement shall create, or be deemed to create, any legal or equitable right in any person not a party to this Agreement or give any such person any claim against any party to this Agreement that such party would not have but for this Agreement.

Section 7.9 Section Headings; Construction. The headings of Articles and Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All words used in this Agreement will be construed to be of such gender or number as the context requires. The language used in the Agreement shall be construed, in all cases, according to its fair meaning, and not for or against any party hereto. The parties acknowledge that each party has reviewed this Agreement and that rules of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be available in the interpretation of this Agreement.

Section 7.10 Governing Law; Jurisdiction. This Agreement is to be governed by and construed under the laws of the State of New York without regard to conflicts of laws principles that would require the application of any other law. The parties agree that the state and federal courts located in New York County, New York shall be the sole venue and shall have sole jurisdiction for the resolution of all disputes arising hereunder.

Section 7.11 Execution of Agreement, Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement. The exchange of copies of this Agreement and of signature pages by facsimile transmission shall constitute effective execution and delivery of this Agreement as to the parties and may be used in lieu of the original Agreement for all purposes. Signatures of the parties transmitted by facsimile shall be deemed to be their original signatures for any purpose whatsoever.
                  [remainder of page intentionally left blank]

               [signature page to Transitional Services Agreement]


                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                   CYTOMEDIX:
                                   Cytomedix, Inc.


                                      By:
                                      Name:
                                      Its:

                                    CURATIVE:
                                    Curative Health Services, Inc.


                                      By:
                                      Name:
                                      Its:

                                Exhibit 2.7(a)(x)

                                     FORM OF
                                SUPPLY AGREEMENT

                  This Supply Agreement (the "Agreement"), is made and entered into as of ______________, 2000 (the "Effective Date"), by and between Cytomedix GmbH, a Switzerland corporation ("Cytomedix"), and Curative Health Services, Inc., a Minnesota corporation ("Curative").

                                    RECITALS

                  WHEREAS, Cytomedix and Curative are parties to that certain Asset Purchase Agreement dated as of October 12, 2000 (the "Asset Purchase Agreement"), pursuant to which Cytomedix and its Affiliates have agreed to purchase certain assets of Curative as set forth therein; and

                  WHEREAS, pursuant to Section 2.7(a)(x) of the Asset Purchase Agreement, it is a condition to the closing of the transactions described in the Asset Purchase Agreement that the parties hereto enter into this Agreement;

                                    AGREEMENT

                  NOW, THEREFORE, for and in consideration of the premises and the mutual covenants contained herein, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

                                   ARTICLE I.
                                   DEFINITIONS

                  For purposes of this Agreement, the following terms and variations thereof have the meanings specified or referred to in this Article I:

                  "Affiliates" - any person or entity which directly or indirectly controls, is controlled by, or is under common control with a party hereto. For purposes of this Agreement, "control" shall mean the legal, beneficial or equitable ownership directly or indirectly of more than fifty percent (50%) of the aggregate of all voting equity interests rights in such entity.

                  "Best Efforts" - the efforts that a prudent person desirous of achieving a result would use in similar circumstances to ensure that such result is achieved as expeditiously as possible; provided, however, that a person required to use Best Efforts under this Agreement will not be required to dispose of or make any change to its business, or expend any material funds or incur any other material burden.

                  "Blood Processing Facilities Costs and Expenses" - the direct Facility-specific costs and expenses associated with the operation of the Facilities and the production of Procuren.

                  "Clinical Trial" - any clinical trial conducted by Cytomedix in connection with its efforts to receive FDA approval of Procuren or its ongoing development efforts with respect to Procuren.

                  "Excluded   Facilities"  -  the  blood  processing  facilities
located in Oregon, Maryland, Iowa, and New Hampshire.

                  "Facilities" - the blood processing facilities to be owned and operated by Seller in the Procuren States as listed on Schedule A attached hereto, but excluding the Excluded Facilities.

                   "Facility Lease Costs " - the rent payable by Cytomedix for any portion of the period for which it is not occupying the Facility under any Seller Lease as in effect as of the date hereof with respect to which (i) a consent to assignment has not been obtained at Closing (as defined in the Asset Purchase Agreement), (ii) the lessor has delivered a notice to vacate or similar instrument and (iii) Cytomedix has relocated from such Facility as a result thereof.

                    "FDA" - the United States Food and Drug  Administration,  or
               any successor agency.

                  "Governmental Action" - any legislation, regulation, rule or procedure passed, adopted or implemented after the date hereof by any federal, state or local government, legislative body, agency (including the FDA), or other governmental entity, or any decision, finding or action by any agency, court or other third party which, if or when implemented, would, in the reasonable determination of either party, (a) prevent Cytomedix from manufacturing Procuren or otherwise performing its obligations hereunder, or (b) prevent Curative from using Procuren at its wound treatment centers or otherwise performing its obligations hereunder.

                "Procuren" - Procuren(R), a thrombin-induced platelet releasate.

                  "Procuren Costs" - the amount equal to (i) $22.49 per dose of Procuren sold hereunder with respect to the first 275,000 doses sold to Curative hereunder during any calendar year, and (ii) $16.25 per dose of Procuren with respect to any additional doses sold to Curative hereunder during any calendar year, plus fifty percent (50%) of the Facility Lease Costs amortized over a 24 month period from the date of Cytomedix's incurrence of such costs.

                  "Procuren Operations" - the development, manufacturing, marketing, licensing and distribution of Procuren.

                  "Procuren States" - the states identified on Schedule B attached hereto in which Curative currently distributes and sells Procuren, excluding the states in which the Excluded Facilities are located, as such states may change from time to time pursuant to the provisions herein.

                  "Technical Costs and Expenses" - the direct costs and expenses associated with (i) quality control, quality assurance and direct corporate support and (ii) management personnel related to the Procuren Operations.

                  "United States" - the United States of America, including any territories or possessions thereof.


                                  ARTICLE II.
                            OBLIGATIONS OF CYTOMEDIX

Section 2.1 Supply of Procuren. During the Term, subject to Section 2.2, Cytomedix shall use its Best Efforts to supply Curative with such quantities of Procuren as to supply one hundred percent (100%) of Curative's total requirements for Procuren in the Procuren States for use in connection with Curative's wound care centers, all on the terms and conditions herein.

Section 2.2       Net Loss Procuren States.

(a) Notwithstanding Section 2.1, Cytomedix shall, subject to Section 2.2(d) below, have no obligation to supply Procuren to Curative in any Procuren State in which, during any two (2) consecutive calendar quarters, Cytomedix's Blood Processing Facilities Costs in connection with the Procuren Operations in such state have exceeded the revenue received by Cytomedix in connection with the sale of Procuren to Curative in such state (such difference, the "Procuren State Deficiency") (any such state, a "Net-Loss
Procuren State").

(b) Notwithstanding Section 2.1, Cytomedix shall, subject to Section 2.2(e) below, have no obligation to supply Procuren to Curative in any or all of the Procuren States, in the event that, during any two (2) consecutive calendar quarters, the sum of (i) the Blood Processing Facilities Costs in the Procuren States, plus the Technical Costs and Expenses, have exceeded (ii) the revenue received by Cytomedix in connection with the sale of Procuren to Curative in the Procuren States (such difference, the "National Deficiency")
(any state designated by Cytomedix pursuant to the terms of this Section 2.2(b), a "Designated Net-Loss Procuren State"); provided, however, that Cytomedix may only designate Procuren States as Designated Net-Loss Procuren States to the extent that, during the previous two (2) calendar quarters, the revenue received by Cytomedix from the sale of Procuren in the Procuren States not designated as Designated Net-Loss Procuren States does not exceed (a) the Blood Processing Costs and Expenses in the Procuren States not designated as Designated Net-Loss Procuren States, plus (b) the Technical Costs and Expenses.

(c) Within thirty (30) days after the end of each calendar quarter, Cytomedix shall provide Curative with written notice of any Procuren State (such notice, the "Net-Loss Notice") that is a Net-Loss Procuren State or a Designated Net-Loss Procuren State based upon the results of the previous two (2) consecutive calendar quarters, together with written documentation showing the basis upon which such determination has been made. At such time, Cytomedix shall have no further obligation to supply Procuren to Curative in such Net-Loss Procuren State or Designated Net-Loss Procuren State, as the case may be, except as set forth in Sections 2.2(d) and 2.2(e) below; provided, however, that Cytomedix shall be obligated to supply Procuren pursuant to any Orders already submitted by Curative.

(d) Notwithstanding  Section 2.2(a),  Cytomedix shall be
obligated to continue to supply Procuren in any Net-Loss Procuren State, in the event that, within fifteen (15) days of Curative's receipt of the Net-Loss
Notice:
          (i) Curative pays Cytomedix the amount of the Procuren State Deficiency with respect to the two (2) previous calendar quarters. In such event, Cytomedix shall be obligated to supply Procuren to Curative in such Net-Loss Procuren State until such time, if any, that Curative elects not to pay the amount of any Procuren State Deficiency with respect to the two (2) previous calendar quarters (to the extent not already paid by Curative pursuant to an earlier Net-Loss Notice) pursuant to a subsequent Net-Loss Notice; or

          (ii) Curative notifies Cytomedix in writing that the exclusive supply obligation set forth in Section 2.3 below will no longer apply with respect to such Net-Loss Procuren State and that Cytomedix may sell Procuren to any person in such state.


(e) Notwithstanding Section 2.2(b), Cytomedix shall be obligated to continue to supply Procuren in any Designated Net-Loss Procuren State in the event that, within fifteen (15) days of Curative's receipt of the Net-Loss Notice:

     (i) Curative pays Cytomedix the amount of the National Deficiency, with respect to the two (2) previous calendar quarters. In such event, Cytomedix shall be obligated to supply Procuren to Curative in such Designated Net-Loss Procuren State until such time, if any, that Curative elects not to pay the amount of any National Deficiency with respect to the two (2) previous calendar quarters (to the extent not already paid by Curative pursuant to an earlier Net-Loss Notice) pursuant to a subsequent Net-Loss Notice; or

     (ii) Curative notifies Cytomedix in writing that the exclusive supply obligation set forth in Section 2.3 below will no longer apply with respect to such Designated Net-Loss Procuren State and that Cytomedix may sell Procuren to any person in such state.

          (f) Nothing contained herein to the contrary, in the event that there are any consents to assignment with respect to the real property leases relating to the Facilities that have not been obtained at Closing (as defined in the Asset Purchase Agreement) and the owner of the real property has delivered a notice to vacate or similar instrument to Cytomedix and Cytomedix has relocated from such Facility as the result thereof, Cytomedix shall have no obligation to supply Curative with Procuren in such state until such time that Cytomedix is able to relocate such Facility and resume at a new Facility the Procuren Operations as were previously conducted.

Section 2.3 Exclusive Supply Obligation. During the Term, Cytomedix shall not sell or distribute Procuren to any person in the United States other than Curative; provided, however, that the foregoing restriction shall not apply to the distribution of Procuren by Cytomedix to any third party in connection with any Clinical Trial. Nothing in this Agreement restricts the ability of Cytomedix to sell or distribute Procuren in any country other than the United States. The provisions of this Section 2.3 shall terminate upon FDA approval of Procuren, if any.

Section 2.4 Protocols. During the Term, Cytomedix shall furnish
Curative with all the necessary protocols and procedures relating to Procuren at such time as such protocols and procedures become available.

                                  ARTICLE III.
                                     PAYMENT

Section 3.1 Purchase Price. The purchase price for the Procuren (the "Purchase Price") to be supplied hereunder shall be set at the sole discretion of Cytomedix and shall be payable as set forth in Section 3.2 below; provided, however, that prior to the receipt of FDA approval of Procuren, if any, if the Purchase Price exceeds the Procuren Costs, Cytomedix shall rebate such difference to Curative either by cash payment or credit against the Monthly Charges as defined in Section 3.2 below.

Section 3.2 Payment. Cytomedix shall send Curative an invoice on a monthly basis, in arrears, for the Procuren supplied to Curative and any other expenses payable by Curative during the immediately preceding calendar month (such amount owed by Curative, the "Monthly Charges"), together with a report showing the calculation of the Monthly Charges for such month. Curative shall pay the Monthly Charges to Cytomedix within thirty (30) days of the date of invoice therefor. If the Monthly Charges remain unpaid after thirty (30) days of the date of invoice, interest shall accrue on such unpaid amount at the lower of (a) fifteen percent (15%) per annum, or (b) the highest rate permitted by law, until paid.

Section 3.3 Cancellation;  Unsuitability for Use.

                    (a) Except as set forth in Section  3.3(b) or 3.3(c)  below, if Curative cancels any Order for any reason or if any Procuren supplied hereunder is unsuitable for the treatment of patients as the result of any action or inaction by Curative, Curative shall reimburse Cytomedix for all indirect and direct costs incurred by Cytomedix in connection with the manufacture of such Procuren.

                    (b) If any Procuren supplied hereunder is unsuitable for the treatment of patients as the result of any action or inaction by Cytomedix, Curative shall have no obligation to pay the Purchase Price with respect to such Procuren.

                    (c) If any Procuren supplied hereunder is unsuitable for the treatment of patients and the parties are unable to determine the cause of such unsuitability, Curative shall pay fifty percent (50%) all indirect and direct costs incurred by Cytomedix in connection with the manufacture of such Procuren.

                    (d) In any such event,  any adjustment to the Purchase Price shall be reflected in the invoice sent by Cytomedix to Curative pursuant to Section 3.2.


Section 3.4 Taxes. In addition to the prices and charges specified herein, the amount of any present or future sales, use, excise, personal property, duty, ad valorem or similar tax or assessment (other than taxes based on Cytomedix's net income) applicable to the sale of the Procuren hereunder to Curative shall be paid by Curative when due. If Curative is exempt from sales tax by its status as a distributor, Curative shall provide evidence of a sales tax exemption certificate or reseller's registration number.

                                  ARTICLE IV.
                                ORDERS; DELIVERY

Section 4.1 Orders.
Curative shall initiate all orders of Procuren by submitting a written order (the "Order") to Cytomedix for the purchase of Procuren which shall specify or contain (a) the quantity of units to be purchased, (b) the scheduled delivery date (which shall in no event be a date earlier than fourteen
(14) days from the date the blood of the patient necessary for the manufacture of Procuren is received by Cytomedix or such other time period as set forth in
Exhibit  5.1  hereof),  (c)  the  address  for  shipment,  and  (d)  such  other information reasonably requested by Cytomedix, together with sufficient quantities of the blood of the patient necessary for the manufacture of Procuren. In all such cases, such blood shall be shipped by Curative to Cytomedix according to the instructions of Cytomedix.

Section 4.2 Delivery of Procuren.
Within fourteen (14) days from the date the blood of the patient necessary for the manufacture of Procuren is received by Cytomedix or such other time period as set forth in Exhibit 5.1 hereof, Cytomedix shall deliver Procuren to the address specified in the Order along with the Procuren Release Test Results, substantially in the form attached hereto as Exhibit 4.2. Curative shall be notified of such shipment and shall be provided with the name of the common carrier and the package tracking number. Freight charges shall be paid by Cytomedix. Title and risk of loss with respect to the Procuren supplied hereunder shall pass to Curative at the point of delivery at the address specified in the Order. In the event Cytomedix fails to deliver Procuren within the time period set forth above and the Procuren is unsuitable for treatment as the result of such delay or if any Procuren supplied by Cytomedix is otherwise unsuitable for treatment as the result of any action or inaction by Cytomedix, (a) Curative shall have no obligation to pay the Purchase Price in connection with the Order of such Procuren as set forth in
Section 3.3(b), and (b) if Curative submits another Order for the same patient, Cytomedix shall promptly redeliver Procuren with respect to such patient for the Purchase Price and on the other terms and conditions herein. Cytomedix's obligation to redeliver Procuren as set forth above shall be Curative's sole remedy in the event any Procuren supplied hereunder is unsuitable for treatment as the result of any late delivery or other action or inaction by Cytomedix.

Section 4.3  Notification.
Each party shall provide the other party with notice of any adverse experience involving Procuren resulting in serious injury or death as soon as possible but in any event within twenty-four (24) hours after such party receives notice of such occurrence, whether in the United States or any foreign country, and whether sold by such party or any third party.

Section4.4 Transportation of Blood and Procuren. Curative acknowledges and agrees that until such time, if any, that Procuren receives FDA approval (or such earlier time that Cytomedix provides written notice that the restrictions of this Section 4.4 no longer apply), Curative shall not transport Procuren across the border of any state for any reason whatsoever.

Section 4.5 Product Labeling. In order to comply with applicable law and in order to protect Cytomedix from claims and liabilities, Curative's communications and representations to customers shall be true, accurate, complete and consistent with the labeling of Procuren. Curative shall not modify, repackage, adulterate, misbrand, alter or add labels to or remove labels from any Procuren without the prior written approval of Cytomedix.

                                   ARTICLE V.
                         REPRESENTATIONS AND WARRANTIES

Section 5.1 Representations and Warranties of Cytomedix. Cytomedix represents and warrants that the Procuren to be supplied hereunder will be manufactured in accordance with the specifications set forth in Exhibit 5.1 attached hereto, as it may be amended from time to time.

Section 5.2 Limitation of Warranty. EXCEPT AS SET FORTH IN SECTION 5.1 ABOVE, CYTOMEDIX MAKES NO EXPRESS OR IMPLIED WARRANTIES OR REPRESENTATIONS WITH RESPECT TO THE PROCUREN TO BE SUPPLIED HEREUNDER OR OTHERWISE IN CONNECTION WITH THIS AGREEMENT, INCLUDING ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR ANY WARRANTY RELATING TO THE EFFICACY OF PROCUREN OR ANY WARRANTY OF NONINFRINGEMENT OF THE RIGHTS OF ANY THIRD PARTY, AND ALL SUCH WARRANTIES ARE HEREBY EXPRESSLY DISCLAIMED. CYTOMEDIX MAKES NO WARRANTY, EXPRESS OR IMPLIED, TO ANY PERSON OR ENTITY OTHER THAN CURATIVE CONCERNING PROCUREN. CURATIVE ACKNOWLEDGES THAT THIS LIMITATION OF WARRANTY IS A MATERIAL INDUCEMENT FOR CYTOMEDIX TO ENTER INTO THIS AGREEMENT.

Section 5.3 Survival. The provisions of this Article V shall survive the termination of this Agreement.

                                  ARTICLE VI.
                                 CONFIDENTIALITY

                  Each party acknowledges that any information concerning the other party received in connection with this Agreement shall be deemed "Confidential and Proprietary Information" (provided that information contained within the Assets (as defined in the Asset Purchase Agreement) transferred to Cytomedix shall not be deemed Confidential and Proprietary Information of Curative). Except as otherwise set forth herein, each party agrees that it shall not permit the duplication, use or disclosure of any such Confidential and Proprietary Information to any person or entity (other than its own employees or agents who must have such information for any proper purpose), unless (a) authorized in writing and signed by the other party, or (b) legally required to disclose such information, provided that the party availing itself of this exception has promptly notified the other party of such required disclosure and has used commercially reasonable efforts to lawfully avoid or limit such disclosure. Confidential and Proprietary Information does not include any information which, at the time of disclosure, is generally known by the public through no breach of the disclosing party. The provisions of this Article VI survive the expiration or termination of this Agreement.

                                  ARTICLE VII.
                                    INSURANCE

                  During the Term, each party shall, at its sole cost and expense, maintain Comprehensive Public General Liability Insurance, including contractual liability, product liability, and personal injury coverage, with a minimum combined single limit of $1,000,000 per occurrence, $3,000,000 per year, and naming the other party as an additional insured. Each party shall provide the other party with a Certificate of Insurance evidencing such coverage upon request thereof by such party. Each party shall give the other party at least thirty (30) days' prior written notice of the expiration or cancellation of, or any material change in, any insurance policy required to be maintained by such party pursuant to the terms of this Agreement.

                                 ARTICLE VIII.
                               RECORDS AND AUDITS

Section 8.1       Maintenance of Records by Curative; Audits.

     (a) Curative shall maintain (i) full and accurate books and records in connection with the performance of its duties hereunder, including a record of the locations at which Procuren is utilized, and (ii) full and accurate patient records in connection with the usage of Procuren at any wound treatment centers of Curative (the "Patient Data"). All such books and records shall be kept and maintained for at least the greater of (1) three (3) years after the termination of this Agreement, or (2) the minimum amount of time required by law. Cytomedix shall have the right, during Curative's business hours upon reasonable prior notice to Curative, to inspect any of the books and records referenced above, including the Patient Data, subject to any applicable laws. Cytomedix shall have the right to access and use the Patient Data for any lawful purpose, including getting data to support any necessary filings with the FDA, subject to any applicable laws.

     (b) Cytomedix shall be entitled to conduct an audit, from time to time, of Curative's methods and procedures in connection with the blood product supplied by Curative for the manufacture of Procuren to assure compliance with this Agreement and product specifications. Cytomedix may engage an independent third party auditor to conduct such audits. Curative shall cooperate with Cytomedix and its designated auditor in the performance of such audits and shall take prompt and appropriate action to correct any deficiencies discovered by Cytomedix or its auditor. Curative shall be entitled to receive a copy of any audit reports produced by or on behalf of Cytomedix hereunder.

Section 8.2       Maintenance of Records by Cytomedix; Audits.

(a) Cytomedix shall maintain full and accurate books and records in connection with the performance of its duties hereunder. All such books and records shall be kept and maintained for at least the greater of (a) three (3) years after the termination of this Agreement, or (b) the minimum amount of time required by law. Curative shall have the right, during Cytomedix's business hours upon reasonable prior notice to Cytomedix, to inspect any of the books and records referenced above, subject to any applicable laws.

(b) Until such time, if any, that Procuren receives FDA approval, Curative shall be entitled to conduct an audit, from time to time, of Cytomedix's methods and procedures in connection with the manufacture of Procuren hereunder to assure compliance with this Agreement and product specifications. Curative may engage an independent third party auditor to conduct such audits. Cytomedix shall cooperate with Curative and its designated auditor in the performance of such audits and shall take prompt and appropriate action to correct any deficiencies discovered by Curative or its auditor. Cytomedix shall be entitled to receive a copy of any audit reports produced by or on behalf of Curative hereunder.

                                  ARTICLE IX.
                                  IMPROVEMENTS

Section 9.1 Definition. For the purposes of this Article IX, "Improvements" shall mean any development, enhancement, or modification in the Procuren product or its process for manufacturing that arises on or after the Effective Date and results from the work of any employee or consultant of Curative.

Section 9.2 Title to Improvements. Cytomedix shall have the right, but not the obligation, to take Curative's right, title and interest in and to any Improvements, whereupon the same, as more specifically set forth in Section 9.3 below, shall be incorporated into the definition of Procuren patents and know-how included within the Assets (as defined in the Asset Purchase Agreement) transferred to Cytomedix under the Asset Purchase Agreement. Curative shall fully disclose any such Improvements to Cytomedix in writing within sixty (60) days after their actual or constructive reduction to practice. The writing shall include, if appropriate and without limitation, any drawings, laboratory notes, methods, processes, samples, materials and specification in Curative's possession or control. Curative shall promptly respond and assist Cytomedix or any of its attorneys responsible for evaluating the patentability of such Improvements and shall make available, at no cost to Curative, knowledgeable persons, including without limitation, the inventor, to consult with Cytomedix regarding the nature and details of all Improvements.

Section 9.3 Notification by Cytomedix. Cytomedix shall, upon receipt of any written notice from Curative pursuant to Section 9.2, notify Curative whether Cytomedix desires to take Curative's right, title and interest in and to such Improvements. If so, any such Improvements that constitute, in Cytomedix's sole discretion, patentable inventions shall thereupon be incorporated into the definition of Procuren patents included within the Assets transferred to Cytomedix under the Asset Purchase Agreement, provided that Cytomedix, within one (1) year or such longer period consented to by Curative (which consent shall not be unreasonably withheld), files an application for one (1) or more U.S. and/or foreign patents and thereafter in good faith prosecutes and, if one or more patents are issued, maintains, patent protection in respect to such Improvements. Any Improvements that do not, in Cytomedix's sole discretion, constitute patentable inventions shall be incorporated into the definition of know-how included within the Assets transferred to Cytomedix under the Asset Purchase Agreement. Curative shall execute any necessary documents and cooperate in good faith to the extent that Cytomedix may reasonably require in order to enable Cytomedix to fully enforce and exercise its rights to such Improvements. During the time allowed for filing an application for a U.S. and/or foreign patent with respect to any Improvements, Curative shall refrain from any activity, including without limitation, the sale, offer for sale, public use, or disclosure of said Improvements, that could foreseeably cause forfeiture of patent rights therein.

                                   ARTICLE X.
                             LIMITATION OF LIABILITY

Section 10.1 Limitation on Types of Damages. NOTWITHSTANDING ANY PROVISION OF THIS AGREEMENT TO THE CONTRARY, NEITHER PARTY SHALL BE LIABLE TO THE OTHER PARTY FOR ANY SPECIAL, INCIDENTAL, INDIRECT, PUNITIVE OR CONSEQUENTIAL DAMAGES, WHETHER FORESEEABLE OR NOT, ARISING OUT OF, OR IN CONNECTION WITH SUCH PARTY'S FAILURE TO PERFORM ITS RESPECTIVE OBLIGATIONS OR BREACH OF ITS RESPECTIVE REPRESENTATIONS HEREUNDER.

Section 10.2 Limitation on Amount of Damages. IN NO EVENT SHALL CYTOMEDIX BE LIABLE TO CURATIVE IN CONNECTION WITH THIS AGREEMENT IN AN AGGREGATE AMOUNT THAT EXCEEDS THE TOTAL AMOUNT PAID BY CURATIVE TO CYTOMEDIX
PURSUANT TO THE TERMS HEREIN.
Section 10.3 Survival. The provisions of this Article X survive the expiration or termination of this Agreement.

                                  ARTICLE XI.
                                 INDEMNIFICATION

Section 11.1 Indemnification by Curative. Subject to Article X, Curative shall fully defend and hold Cytomedix and its Affiliates, and their respective directors, stockholders, employees, officers and agents harmless from any and all claims, demands, damages, liabilities, costs or expenses (including attorneys' fees and expenses) arising out of or in connection with (a) the negligent, reckless or intentional acts or omissions of Curative or its agents, or (b) the breach by Curative of any representation, warranty, covenant or obligation in this Agreement.

Section 11.2 Indemnification by Cytomedix. Subject to Article X, Cytomedix shall fully defend and hold Curative and its Affiliates, and their respective directors, stockholders, employees, officers and agents harmless from any and all claims, demands, damages, liabilities, costs or expenses (including attorneys' fees and expenses) arising out of or in connection with (a) the negligent, reckless or intentional acts or omissions of Cytomedix or its agents, or (b) the breach by Cytomedix of any representation, warranty, covenant or obligation in this Agreement.

Section 11.3      Procedure for Indemnification - Third Party Claims.

(a)               Promptly after receipt by an  indemnified  party under Section
                  11.1 or 11.2 of notice of the commencement of any proceeding ("Proceeding") against it by a third party, such indemnified party shall, if a claim is to be made against an indemnifying party under such Sections, give notice to the indemnifying party of the commencement of such Proceeding, but the failure to notify the indemnifying party does not relieve the indemnifying party of any liability that it may have to any indemnified party, except to the extent that the indemnifying party demonstrates that the defense of such action is prejudiced by the indemnified party's failure to give such notice.

     (b) If an indemnified party gives notice to the indemnifying party of the commencement of a Proceeding referred to in Section 11.3(a), the indemnifying party is entitled to participate in such Proceeding and, to the extent that it wishes to assume the defense of such Proceeding with counsel satisfactory to the indemnified party and, after notice from the indemnifying party to the indemnified party of its election to assume the defense of such Proceeding, the indemnifying party is not, as long as it diligently conducts such defense, liable to the indemnified party under this Article XI for any fees of other counsel or any other expenses with respect to the defense of such Proceeding, in each case subsequently incurred by the indemnified party in connection with the defense of such Proceeding, other than reasonable costs of investigation (unless (i) the indemnifying party is also a party to such Proceeding and the indemnified party determines in good faith that joint representation would be inappropriate, or (ii) the indemnifying party fails to provide reasonable assurance to the indemnified party of its financial capacity to defend such Proceeding and provide indemnification with respect to such Proceeding). If the indemnifying party assumes the defense of a Proceeding, (x) it will be conclusively established for purposes of this Agreement that the claims made in that Proceeding are within the scope of and subject to indemnification; (y) no compromise or settlement of such claims may be effected by the indemnifying party without the indemnified party's consent unless (A) there is no finding or admission of any violation of legal requirements or any violation of the rights of any person and no effect on any other claims that may be made against the indemnified party, and (B) the sole relief provided is monetary damages that are paid in full by the indemnifying party; and (z) the indemnified party will have no liability with respect to any compromise or settlement of such claims effected without its consent. If notice is given to an indemnifying party of the commencement of any Proceeding and the indemnifying party does not, within ten (10) days after the indemnified party's notice is given, give notice to the indemnified party of its election to assume the defense of such Proceeding, the indemnifying party will be bound by any determination made in such Proceeding or any compromise or settlement effected by the indemnified party.
(c) Notwithstanding the foregoing, if an indemnified party determines in good faith that there is a reasonable probability that a Proceeding may adversely affect it other than as a result of monetary damages for which it would be entitled to indemnification under this Agreement, the indemnified party may, by notice to the indemnifying party, assume the exclusive right to defend, compromise, or settle such Proceeding, but the indemnifying party will not be bound by any determination of a Proceeding so defended for the purposes of this Agreement or any compromise or settlement effected without its consent (which may not be unreasonably withheld). Section 11.4 Procedure For Indemnification - Other Claims. A claim for indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

Section 11.5 Survival. The provisions of this Article XI survive the expiration or termination of this Agreement.

                                  ARTICLE XII.
                              TERM AND TERMINATION

Section 12.1 Term. Unless earlier terminated pursuant to Sections 12.2 or 12.3 below, this Agreement commences upon the Effective Date and terminates upon Cytomedix's written notice to Curative of the occurrence of a Triggering Event (such period, the "Term"). For purposes of this Section 12.1, a "Triggering Event" constitutes any reasonable determination by Cytomedix that FDA approval of Procuren is not likely to be obtained. Notwithstanding the foregoing, upon the receipt of FDA approval of Procuren, if any, the Term extends for a period of one (1) year from the date of FDA approval and thereafter may be extended for successive terms of one (1) year each upon the mutual consent of the parties hereto.

Section 12.2   Termination by Cytomedix. Cytomedix may terminate this Agreement:

(a) If Curative fails to pay any amounts owed hereunder when due and does not cure such non-payment within thirty (30) days thereof; or

(b) Upon thirty (30) days' prior written notice to Curative, if Curative breaches any of its other material obligations hereunder and fails to cure such breach by the end of such thirty (30) day period.

Section 12.3 Termination by Curative. Curative may terminate this Agreement upon thirty (30) days' prior written notice to Cytomedix, if Cytomedix breaches any of its other material obligations hereunder and fails to cure such breach by the end of such thirty (30) day period. In addition, Curative may terminate this Agreement for any reason upon ninety (90) days' prior written notice to Cytomedix.

Section 12.4 Termination or Modification in the Event of Governmental Action. If the parties receive notice of any Governmental Action, the parties shall attempt in good faith to amend this Agreement in order to comply with the Governmental Action. If the parties, acting in good faith, are unable to agree to amendments necessary to comply with the Governmental Action or if the parties determine in good faith that compliance with the Governmental Action is impossible or unfeasible, this Agreement shall terminate at the end of ten (10) days after written notice thereof by either party. Neither party shall be in breach of this Agreement or liable to the other party as the result of the termination of this Agreement pursuant to this Section 12.4. In addition, nothing contained herein to the contrary, Cytomedix shall have no obligation to supply Procuren to Curative in, and this Agreement shall otherwise terminate with respect to, any Procuren State in which (a) Cytomedix determines in good faith that it is impossible or unfeasible to supply Procuren to Curative hereunder as the result of any Governmental Action or (b) Cytomedix otherwise determines in good faith that the continued operation of the Procuren Operations therein would result in Cytomedix being in violation of any applicable law, regulation, rule or other legal requirement applicable to it. Cytomedix shall promptly notify Curative of such determination with respect to any Procuren State.

Section 12.5 Remedies upon Termination. Termination of this Agreement shall not limit either party from pursuing any other remedies otherwise available to it, including, without limitation, injunctive relief.

Section 12.6 Effect of Termination. In the event of notice of termination, each party shall continue to perform its obligations hereunder up to the date of termination. Upon termination, except as otherwise provided herein, the obligations of the parties hereunder shall cease; provided, however, that Cytomedix shall be obligated to supply Procuren pursuant to any Orders received by Cytomedix prior to the date of termination. Following termination of this Agreement, Curative shall promptly pay Cytomedix any money then due and owing upon receipt of invoice therefor.

                                 ARTICLE XIII.
                                  MISCELLANEOUS

Section 13.1 Force Majeure. Neither party shall be in default by reason of any failure in performance of this Agreement if such failure arises out of causes beyond the control of such nonperforming party, including, but not restricted to, acts of God, acts of government, insurrections, fires, floods, accidents, epidemics, quarantines, restrictions, strikes, freight embargoes, inability to secure materials or transportation facilities, or any and all other causes beyond the party's reasonable control.

Section 13.2 No Joint Venture. Nothing herein shall create any association, partnership, joint venture or agency relationship between the parties hereto or any third party.

Section 13.3 Further Assurances. The parties shall cooperate reasonably with each other in connection with any steps required to be taken as part of their respective obligations under this Agreement, and the parties agree (a) to furnish upon request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement.

Section 13.4      Compliance with Legal Requirements.

(a) Curative covenants that it shall comply in all material respects with all Federal, state or local laws, regulations, ordinances or other legal requirements in connection with the transportation, storage, use, resale and disposal of Procuren and the performance of its duties hereunder.

(b) Cytomedix covenants that it shall comply in all material respects with all Federal, state or local laws, regulations, ordinances or other legal requirements in connection with the storage and manufacture of Procuren and the performance of its duties hereunder.

Section 13.5 Notices. All notices,consents, waivers, and other communications under this Agreement must be in writing and are deemed to have been duly given when (a) delivered by hand with written confirmation of receipt, (b) sent by facsimile with confirmation of transmission by the transmitting equipment, (c) five (5) days after delivery, if sent by certified mail, return receipt requested, or (d) one (1) day after delivery, if sent by a nationally recognized overnight delivery service, return receipt requested, in each case to the appropriate addresses, or facsimile numbers set forth below (or to such other addresses, facsimile numbers or as a party may designate by notice to the other parties):

                  Cytomedix:                Cytomedix GmbH
                                            c/o Cytomedix, Inc.
                                            Three Parkway North
                                            Deerfield, Illinois 60015
                                            Attention: Christopher J. Caywood
                             Vice President of Strategy and Business Development
                                            Fax: (847) 405-7801

                  with a copy to:           Latham & Watkins
                                            1001 Pennsylvania Ave., N.W.
                                            Suite 1300
                                            Washington, D.C. 20004
                                            Attention: Stuart S. Kurlander, Esq.
                                            Fax: (202) 637-2201

                  Curative:                 Curative Health Services, Inc.
                                            150 Motor Parkway
                                            Hauppauge, New York 11788
                                            Attention: William Tella
                                      Sr. Vice President of Business Development
                                            Fax: (631) 233-8107

                  with a copy to:           Dorsey & Whitney LLP
                                            250 Park Avenue
                                            New York, New York 10177
                                            Attention: Seth I. Truwit, Esq.
                                            Fax: (212) 953-7201


Section  13.6
Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right under this Agreement operates as a waiver of such right, and no single or partial exercise of any such right precludes any other or further exercise of such right or the exercise of any other right. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement.

Section 13.7
Entire  Agreement and  Modification.  This  Agreement and the Asset
Purchase Agreement constitute the entire agreement between the parties with respect to the subject matter of this Agreement and supersede all prior written and oral agreements and understandings between the parties with respect to the subject matter of this Agreement. This Agreement may not be amended except by a written agreement signed on behalf of each of the parties hereto.

Section 13.8
Assignment. No party to this Agreement may assign, transfer, or otherwise dispose of any of its rights, duties, or obligations hereunder without the prior written consent of the other party hereto; provided, however, that (a) either party may assign, transfer, or otherwise dispose of any of its rights, duties or obligations hereunder to any of its Affiliates without the prior consent of the other party, and (b) Cytomedix may subcontract any of its manufacturing obligations hereunder (provided that in any such case the assigning or subcontracting party shall continue to be liable for its obligations hereunder), provided that no such assignment or delegation pursuant to clauses (a) or (b) shall relieve either party from any of its obligations hereunder. Subject to the foregoing, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their permitted successors and assigns.

Section 13.9
Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement remain in full force and effect. The parties further agree that if any provision contained herein is, to any extent, held invalid or unenforceable in any respect under the laws governing this Agreement, they shall take any actions necessary to render the remaining provisions of this Agreement valid and enforceable to the fullest extent permitted by law and, to the extent necessary, shall amend or otherwise modify this Agreement to replace any provision contained herein that is held invalid or unenforceable with a valid and enforceable provision giving effect to the intent of the parties.

Section 13.10
No Third Party Beneficiary. No provision of this Agreement shall create, or be deemed to create, any legal or equitable right in any person not a party to this Agreement or give any such person any claim against any party to this Agreement that such party would not have but for this Agreement.

Section 13.11
Section Headings; Construction. The headings of Articles and Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All words used in this Agreement will be construed to be of such gender or number as the context requires. The language used in the Agreement shall be construed, in all cases, according to its fair meaning, and not for or against any party hereto. The parties acknowledge that each party has reviewed this Agreement and that rules of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be available
in  the   interpretation  of  this  Agreement.

Section  13.12
Governing Law; Jurisdiction. This Agreement is to be governed by and construed under the laws of the State of New York without regard to conflicts of laws principles that would require the application of any other law.
The parties agree that the state and federal courts located in New York County, New York, shall be the sole venue and shall have sole jurisdiction for the resolution of all disputes arising hereunder.

Section 13.13
Execution of Agreement, Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement. The exchange of copies of this Agreement and of signature pages by facsimile transmission shall constitute effective execution and delivery of this Agreement as to the parties and may be used in lieu of the original Agreement for all purposes. Signatures of the parties transmitted by facsimile shall be deemed to be their original signatures for any purpose whatsoever.

                  [remainder of page intentionally left blank]

                      [signature page to Supply Agreement]


                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                   CYTOMEDIX:
                                   Cytomedix GmbH


                                      By:
                                      Name:
                                      Its:

                                    CURATIVE:
                                    Curative Health Services, Inc.


                                      By:
                                      Name:
                                      Its:

                   Exhibit 4.2 - Procuren Release Test Results

Attached

                                                                     Exhibit 4.2


                          Procuren Release Test Results



                                             Lot #: Affix Lot # sticker here
                                             Date of Fill:
                                             Processing Facility:





          (beta)TG Assay (Refer to SOP QC1-003C)
           -------------------------- --------------------------
           Result                     QC Assay Number
           ng/ml
           -------------------------- --------------------------
           -------------------------- --------------------------

           -------------------------- --------------------------
           Test Article meets (beta)TG criteria  does not meet (beta)TG criteria
           Physical Inspection:       Pass                    Fail



                    Microbial Evaluation (Refer to SOP QC1-002A)

 Type of        Incubation     Inoculation      Number of Days       Preliminary
 Media          Temperature    Date             Incubated            Results*
 --------      -------------  -------------     ---------------     ------------
 --------      -------------  -------------     ---------------     ------------
 TSB           20-25(Degree)C
 --------      -------------  -------------     ---------------     ------------
 --------      -------------  -------------     ---------------     ------------
 FTM           30-35(Degree)C
 --------      -------------  -------------     ---------------     ------------
         *P=Positive, N=Negative



                   Test article      meets Microbial Evaluation criteria
                                     does not meet Microbial Evaluation criteria
                   Note that  preliminary  results are reported to you while the test incubation period is still in progress.




            Based on the above test results and Batch Record review, TIPR lot:
   meets SOP FP-040 release criteria   does not meet SOP FP-040 release criteria

         Prepared By:_________  Date:______  Verified By:_________  Date:_______

                               Exhibit 2.7 (a)(xi)

                           FORM OF GUARANTY AGREEMENT

         This Guaranty Agreement (this "Agreement") is made and entered into as of this __ day of ________________, 2000, by Cytomedix N.V., a Netherlands corporation ("Guarantor"), and Curative Health Services, Inc., a Minnesota corporation ("Beneficiary").

                                    RECITALS

         A. Cytomedix, Inc., and Cytomedix GmbH (collectively, "Buyer"), Guarantor, Beneficiary, and CHS Services, Inc., entered into that certain Asset Purchase Agreement (the "Asset Purchase Agreement") dated as of October 12, 2000.

         B. Cytomedix GmbH and  Beneficiary,  entered into that certain  Royalty
Agreement  ("the  Royalty  Agreement")  dated  as  of  ____________,   2000,  as
contemplated by the Asset Purchase Agreement.

         C. Beneficiary and CHS Services, Inc., would not have entered into the Asset Purchase Agreement without the execution and delivery of this Agreement by Guarantor to Beneficiary.

         D.  Beneficiary  would  not have  entered  into the  Royalty  Agreement
without  the  execution   and  delivery  of  this   Agreement  by  Guarantor  to
Beneficiary.

         E. Guarantor is the ___________ shareholder of Cytomedix, Inc., and Cytomedix GmbH, and desires that Beneficiary and CHS Services, Inc., enter into the Asset Purchase Agreement and the Royalty Agreement.

                                    AGREEMENT

1. Definitions. Capitalized terms used herein and not defined are used as defined in the Asset Purchase Agreement.

2.       Guaranty of Obligations.

2.1 Guaranty of the Asset Purchase Agreement. Except as otherwise provided herein, Guarantor hereby irrevocably guarantees for the benefit of Beneficiary the due and punctual payment and performance by Cytomedix, Inc., and Cytomedix GmbH of each of its obligations to be performed or observed in respect of the Asset Purchase Agreement.

2.2 Guaranty of the Royalty Agreement. Except as otherwise provided herein, Guarantor hereby irrevocably and unconditionally guarantees for the benefit of Beneficiary the due and punctual payment by Cytomedix GmbH of the royalties set forth in the Royalty Agreement. 2.3 Continuing Guaranty. Except as otherwise provided herein, this Agreement is a continuing guaranty of payment and performance in respect of the Royalty Agreement. Guarantor's obligations set forth in this Section 2 constitute the direct and primary obligations of Guarantor.

3. Notice and Other Obligations of Beneficiary.

3.1 Advance Notice under the Asset Purchase Agreement. Beneficiary shall give Guarantor written notice of its intent to exercise its rights under Article XI of the Asset Purchase Agreement at least fifteen (15) days prior to exercising such rights. Such notice shall specify the claim or default and provide notice of the amount of the payment or performance of other acts required to cure such claim or default. At any time to and including the close of business on the fifteenth (15th) day after such notice is given to Guarantor or any other notice of default or claim of Cytomedix GmbH or Cytomedix, Inc. is sent to Guarantor, Guarantor shall be entitled to cure such claim or default without reducing its obligations under this Guaranty.

3.2 Notice under the Royalty Agreement. At the same time Beneficiary gives any notice under Section 6.5 of the Royalty Agreement, Beneficiary shall also give Guarantor a copy of the same notice. Such notice shall specify the Event of Default which has occurred and provide notice of the amount of the payment or performance of other acts required to cure such default. At any time to and including the close of business on the fifteenth (15th) day after such notice is given to Guarantor or any other notice of default of Cytomedix GmbH is sent to Guarantor, Guarantor shall be entitled to cure such default without reducing its obligations under this Guaranty.

3.3 Acknowledgement of Guarantor's Right to Assert Defenses. Except as otherwise provided herein, Beneficiary acknowledges that Guarantor is entitled to assert any defenses of Cytomedix, Inc., and Cytomedix GmbH against Beneficiary.

4. Survival of Obligations.

4.1 Asset Purchase Agreement. The obligations of Guarantor under Section 2.1 of this Agreement survive until the earlier of (i) the payment and performance in full of all of the obligations of Cytomedix, Inc., and Cytomedix GmbH under the Asset Purchase Agreement or (ii) the termination of the obligations of Guarantor under Section 2.2 of this Agreement.

4.2 Royalty Agreement. The obligations of Guarantor under Section 2.2 of this Agreement survive until the earlier of (i) the payment in full of all of the Obligations of Cytomedix GmbH under the Royalty Agreement, (ii) the expiration of the Royalty Agreement pursuant to Article III of the Royalty Agreement and the payment in full of all of the Obligations of Cytomedix GmbH under the Royalty Agreement, (iii) any exercise of Beneficiary's rights as to the Collateral in Article VI of the Royalty Agreement where Beneficiary elects to keep the Collateral in full satisfaction of the Obligations, as defined in the Royalty Agreement with no deficiency rights and any surplus value above the Obligations being paid to Cytomedix GmbH, or (iv) Guarantor's payment in full of any deficiency under the Obligations after any exercise of Beneficiary's rights as to the Collateral in Article VI of the Royalty Agreement where Beneficiary disposes of the Collateral in a commercially reasonable manner.

5.       Waivers, Remedies, Costs and Expenses.

5.1 Waivers. Except as provided in this Agreement, Guarantor hereby waives (a) any demand of payment, presentment, protest, and notice of dishonor, nonpayment or nonperformance of the obligations set forth in Section 2, (b) notice of acceptance of this Agreement, (c) notice of any amendment to the Royalty Agreement signed by Cytomedix GmbH while a wholly owned subsidiary of Guarantor, and (d) any and all right to require Beneficiary to proceed against Cytomedix, Inc., Cytomedix GmbH, or any other guarantor, or to proceed against the Collateral under the Royalty Agreement in any manner, including an action by any court or other governmental body with respect thereto, as a condition precedent to Beneficiary's rights under this Agreement.

5.2 Remedies. Except as provided in this Agreement, all remedies afforded to Beneficiary by reason of this Agreement are separate and cumulative and it is agreed that no one of such remedies, whether or not exercised by Beneficiary, shall be deemed to be in exclusion of any of the other remedies available to Beneficiary and no one of such remedies shall in any way limit or prejudice any other legal or equitable remedy which Beneficiary may have hereunder and with respect to Section 2. Except as provided in this Agreement, mere delay or failure to act shall not preclude the exercise or enforcement of any rights and remedies available to Beneficiary.

 5.3 Costs and Expenses. Guarantor shall pay or reimburse Beneficiary on demand for all reasonable out-of-pocket expenses (including reasonable fees and expenses of counsel) incurred by Beneficiary arising out of or in connection with any failure of Guarantor to fully and timely perform its obligations hereunder.

6.       Representations and Warranties.

6.1 Organization and Good Standing. Guarantor is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction, with full corporate power and authority to conduct its business as now being conducted.

6.2 Authority; No Conflict. This Agreement constitutes the legal, valid and binding obligation, enforceable against Guarantor in accordance with its terms. Guarantor has the power, and authority to execute and deliver this Agreement and to perform its obligations under this Agreement, and such action has been duly authorized by all necessary corporate action. Except as set forth in Exhibit 6.2, the execution and delivery of this Agreement will not, directly or indirectly (with or without notice or lapse of time), breach any provision of its organizational documents or any resolution adopted by its board of directors or shareholders, nor contravene, conflict with, or result in a violation or breach of any of the terms or requirements of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or adversely modify, any Governmental Authority.

6.3 Solvency. Guarantor is not now insolvent, meaning that the sum of the present fair saleable value of Guarantor's assets does not and will not exceed its debts (including any legal liability, whether matured or unmatured, liquidated or unliquidated, absolute, fixed or contingent, disputed or undisputed, secured or unsecured) and other probable liabilities.

7.  Miscellaneous.

7.1 Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and are deemed to have been duly given when (a) delivered by hand with written confirmation of receipt, (b) sent by facsimile with confirmation of transmission by the transmitting equipment, (c) five (5) days after delivery, if sent by certified mail, return receipt requested, or (d) one (1) day after delivery, if sent by a nationally recognized overnight delivery service, return receipt requested, in each case to the appropriate addresses, or facsimile numbers set forth below (or to such other addresses, facsimile numbers or as a party may designate by notice to the other parties):


                  Guarantor:                Cytomedix N.V.
                                            c/o Cytomedix, Inc.
                                            Three Parkway North
                                            Deerfield, Illinois 60015
                                            Attention: Christopher J. Caywood
                             Vice President of Strategy and Business Development
                                            Fax: (847) 405-7801

                  with a copy to:           Latham & Watkins
                                            1001 Pennsylvania Ave., N.W.
                                            Suite 1300
                                            Washington, D.C. 20004
                                            Attention: Stuart S. Kurlander, Esq.
                                            Fax: (202) 637-2201

                  Beneficiary:              Curative Health Services, Inc.
                                            150 Motor Parkway
                                            Hauppauge, New York 11788
                                            Attention: William Tella
                                          Vice President of Business Development
                                            Fax: (631) 233-8107

                  with a copy to:           Dorsey & Whitney LLP
                                            250 Park Avenue
                                            New York, New York 10177
                                            Attention: Seth I. Truwit, Esq.
                                            Fax: (212) 953-7201

7.2 Entire Agreement and Modification. This Agreement, the Asset Purchase Agreement and the Royalty Agreement constitute the entire agreement between the parties with respect to the subject matter of this Agreement and supersede all prior written and oral agreements and understandings between the parties with respect to the subject matter of this Agreement. This Agreement may not be amended except by a written agreement signed on behalf of each of the parties hereto.

7.3 Assignment. No party to this Agreement may assign, transfer, or otherwise dispose of any of its rights, duties, or obligations hereunder without the prior written consent of the other party hereto.

7.4 No Third Party Beneficiary. No provision of this Agreement shall create, or be deemed to create, any legal or equitable right in any person not a party to this Agreement or give any such person any claim against any party to this Agreement that such party would not have but for this Agreement.

7.5 Section Headings; Construction. The headings of Articles and Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All words used in this Agreement will be construed to be of such gender or number as the context requires. The language used in this Agreement shall be construed, in all cases, according to its fair meaning, and not for or against any party hereto. The parties acknowledge that each party has reviewed this Agreement and that rules of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be available in the interpretation of this Agreement.

7.6 Governing Law; Jurisdiction. This Agreement is to be governed by and construed under the laws of the State of New York without regard to conflicts of laws principles that would require the application of any other law. The parties agree that the state and federal courts located in New York County, New York shall be the sole venue and shall have sole jurisdiction for the resolution of all disputes arising hereunder.

7.7 Effect of Bankruptcy, Dissolution. Guarantor shall be fully liable whether or not Cytomedix, Inc., or Cytomedix GmbH has been dissolved, liquidated, merged, consolidated, declared bankrupt (or bankruptcy proceedings have been instituted by or against any of them). Guarantor waives filing of claims with a court in the event of dissolution, liquidation, merger or bankruptcy of Cytomedix, Inc., or Cytomedix GmbH. This Agreement shall be valid and enforceable only to the maximum extent that would not cause this Agreement to be subject to avoidance and recovery in any bankruptcy proceeding. The preceding sentence is intended solely to reserve the rights of Beneficiary against Guarantor in such proceeding to the maximum extent permitted by law and Guarantor shall have no claim or defense under this Section that would not otherwise be available under law.

7.8 Execution of this Agreement, Counterparts.
This Agreement may be executed in one or more counterparts, each of which is deemed to be an original copy of this Agreement and all of which, when taken together, are deemed to constitute one and the same agreement. The exchange of copies of this Agreement and of signature pages by facsimile transmission shall constitute effective execution and delivery of this Agreement as to the parties and may be used in lieu of the original Agreement for all purposes. Signatures of the parties transmitted by facsimile are deemed to be their original signatures for any purpose whatsoever.

                  [remainder of page intentionally left blank]

                     [signature page to Guaranty Agreement]


         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                   GUARANTOR:
                                   Cytomedix N.V.


                                      By:
                                      Name:
                                      Its:

                                  BENEFICIARY:
                                  Curative Health Services, Inc.


                                      By:
                                      Name:
                                      Its:

                              Exhibit 2.7 (a)(xii)

                           FORM OF GUARANTY AGREEMENT

         This Guaranty Agreement (this "Agreement") is made and entered into as of this __ day of __________, 2000, by Cytomedix, Inc., a Delaware corporation ("Guarantor"), and Curative Health Services, Inc., a Minnesota corporation ("Beneficiary").

                                    RECITALS

         A. Guarantor and Cytomedix GmbH (collectively, "Buyer"), Cytomedix N.V., Beneficiary, and CHS Services, Inc., entered into that certain Asset Purchase Agreement (the "Asset Purchase Agreement") dated as of October 12, 2000.

         B. Cytomedix GmbH and  Beneficiary,  entered into that certain  Royalty
Agreement  (the  "Royalty  Agreement")  dated  as  of  ____________,   2000,  as
contemplated by the Asset Purchase Agreement.

         C.  Beneficiary  would  not have  entered  into the  Royalty  Agreement
without  the  execution   and  delivery  of  this   Agreement  by  Guarantor  to
Beneficiary.

         D. Guarantor is an affiliate of Cytomedix GmbH, and desires that Beneficiary enter into the Royalty Agreement.

                                    AGREEMENT

1. Definitions. Capitalized terms used herein and not defined are used as defined in the Asset Purchase Agreement.

2. Guaranty of the Royalty Agreement. Except as otherwise provided herein, Guarantor hereby irrevocably guarantees for the benefit of Beneficiary the due and punctual payment by Cytomedix GmbH of the royalties set forth in the Royalty Agreement. Except as otherwise provided herein, this Agreement is a continuing guaranty of payment in respect of the Royalty Agreement. Guarantor's obligations set forth in this Section 2 constitute the direct and primary obligations of Guarantor.

3.       Notice and Other Obligations of Beneficiary.

3.1 Notice under the Royalty Agreement. At the same time Beneficiary gives any notice under Section 6.5 of the Royalty Agreement, Beneficiary shall also give Guarantor a copy of the same notice. Such notice shall specify the Event of Default which has occurred and provide notice of the amount of the payment or performance of other acts required to cure such default. At any time to and including the close of business on the fifteenth (15th) day after such notice is given to Guarantor or any other notice of default of Cytomedix GmbH is sent to Guarantor, Guarantor shall be entitled to cure such default without reducing its obligations under this Guaranty.

3.2 Acknowledgement of Guarantor's Right to Assert Defenses. Except as otherwise provided herein, Beneficiary acknowledges that Guarantor is entitled to assert any defenses of Cytomedix GmbH against Beneficiary.

4. Survival of Obligations.
The obligations of Guarantor  under this Agreement  survive until the earlier of
(i) the payment in full of all of the Obligations of Cytomedix GmbH under the Royalty Agreement, (ii) the expiration of the Royalty Agreement pursuant to
Article III of the Royalty Agreement and the payment in full of all of the Obligations of Cytomedix GmbH under the Royalty Agreement, (iii) any exercise of Beneficiary's rights as to the Collateral in Article VI of the Royalty Agreement where Beneficiary elects to keep the Collateral in full satisfaction of the Obligations, as defined in the Royalty Agreement with no deficiency rights and any surplus value above the Obligations being paid to Cytomedix GmbH, or (iv) Guarantor's payment in full of any deficiency under the Obligations after any exercise of Beneficiary's rights as to the Collateral in Article VI of the Royalty Agreement where Beneficiary disposes of the Collateral in a commercially reasonable manner.

5.       Waivers and Remedies.

5.1 Waivers. Except as provided in this Agreement, Guarantor hereby waives (a) any demand of payment, presentment, protest, and notice of dishonor, nonpayment or nonperformance of the obligations set forth in Section 2, (b) notice of acceptance of this Agreement, (c) notice of any amendment to the Royalty Agreement signed by Cytomedix GmbH while a wholly owned subsidiary of Guarantor, and (d) any and all right to require Beneficiary to proceed against Cytomedix, Inc., Cytomedix GmbH, or any other guarantor, or to proceed against the Collateral under the Royalty Agreement in any manner, including an action by any court or other governmental body with respect thereto, as a condition precedent to Beneficiary's rights under this Agreement.

5.2 Remedies. Except as provided in this Agreement, all remedies afforded to Beneficiary by reason of this Agreement are separate and cumulative and it is agreed that no one of such remedies, whether or not exercised by Beneficiary, shall be deemed to be in exclusion of any of the other remedies available to Beneficiary and no one of such remedies shall in any way limit or prejudice any other legal or equitable remedy which Beneficiary may have hereunder and with respect to Section 2. Except as provided in this Agreement, mere delay or failure to act shall not preclude the exercise or enforcement of any rights and remedies available to Beneficiary.

5.3 Costs and Expenses. Guarantor shall pay or reimburse Beneficiary on demand for all reasonable out-of-pocket expenses (including reasonable fees and expenses of counsel) incurred by Beneficiary arising out of or in connection with any failure of Guarantor to fully and timely perform its obligations hereunder.

6.       Representations and Warranties.

6.1 Organization and Good Standing. Guarantor is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction, with full corporate power and authority to conduct its business as now being conducted.

6.2 Authority; No Conflict. This Agreement constitutes the legal, valid and binding obligation, enforceable against Guarantor in accordance with its terms. Guarantor has the power, and authority to execute and deliver this Agreement and to perform its obligations under this Agreement, and such action has been duly authorized by all necessary corporate action. Except as set forth in Exhibit 6.2, the execution and delivery of this Agreement will not, directly or indirectly (with or without notice or lapse of time), breach any provision of its organizational documents or any resolution adopted by its board of directors or shareholders, nor contravene, conflict with, or result in a violation or breach of any of the terms or requirements of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or adversely modify, any Governmental Authority.

6.3 Solvency. Guarantor is not now insolvent, meaning that the sum of the present fair saleable value of Guarantor's assets does not and will not exceed its debts (including any legal liability, whether matured or unmatured, liquidated or unliquidated, absolute, fixed or contingent, disputed or undisputed, secured or unsecured) and other probable liabilities.

7.    Miscellaneous.

7.1 Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and are deemed to have been duly given when (a) delivered by hand with written confirmation of receipt, (b) sent by facsimile with confirmation of transmission by the transmitting equipment, (c) five (5) days after delivery, if sent by certified mail, return receipt requested, or (d) one (1) day after delivery, if sent by a nationally recognized overnight delivery service, return receipt requested, in each case to the appropriate addresses, or facsimile numbers set forth below (or to such other addresses, facsimile numbers or as a party may designate by notice to the other parties):

                  Guarantor:                Cytomedix, Inc.
                                            Three Parkway North
                                            Deerfield, Illinois 60015
                                            Attention: Christopher J. Caywood
                             Vice President of Strategy and Business Development
                                            Fax: (847) 405-7801

                  with a copy to:           Latham & Watkins
                                            1001 Pennsylvania Ave., N.W.
                                            Suite 1300
                                            Washington, D.C. 20004
                                            Attention: Stuart S. Kurlander, Esq.
                                            Fax: (202) 637-2201

                  Beneficiary:              Curative Health Services, Inc.
                                            150 Motor Parkway
                                            Hauppauge, New York 11788
                                            Attention: William Tella
                                          Vice President of Business Development
                                            Fax: (631) 233-8107

                  with a copy to:           Dorsey & Whitney LLP
                                            250 Park Avenue
                                            New York, New York 10177
                                            Attention: Seth I. Truwit, Esq.
                                            Fax: (212) 953-7201

7.2 Entire Agreement and Modification. This Agreement and the Royalty Agreement constitute the entire agreement between the parties with respect to the subject matter of this Agreement and supersede all prior written and oral agreements and understandings between the parties with respect to the subject matter of this Agreement. This Agreement may not be amended except by a written agreement signed on behalf of each of the parties hereto.

7.3 Assignment. No party to this Agreement may assign, transfer, or otherwise dispose of any of its rights, duties, or obligations hereunder without the prior written consent of the other party hereto.

7.4 No Third Party Beneficiary. No provision of this Agreement shall create, or be deemed to create, any legal or equitable right in any person not a party to this Agreement or give any such person any claim against any party to this Agreement that such party would not have but for this Agreement.

7.5 Section
Headings; Construction. The headings of Articles and Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All words used in this Agreement will be construed to be of such gender or number as the context requires. The language used in this Agreement shall be construed, in all cases, according to its fair meaning, and not for or against any party hereto. The parties acknowledge that each party has reviewed this Agreement and that rules of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be available in the interpretation of this Agreement.

7.6 Governing Law; Jurisdiction. This Agreement is to be governed by and construed under the laws of the State of New York without regard to conflicts of laws principles that would require the application of any other law. The parties agree that the state and federal courts located in New York County, New York shall be the sole venue and shall have sole jurisdiction for the resolution of all disputes arising hereunder.

7.7 Effect of Bankruptcy, Dissolution. Guarantor shall be fully liable whether or not Cytomedix GmbH has been dissolved, liquidated, merged, consolidated, declared bankrupt (or bankruptcy proceedings have been instituted by or against any of them). Guarantor waives filing of claims with a court in the event of dissolution, liquidation, merger or bankruptcy of Cytomedix GmbH. This Agreement shall be valid and enforceable only to the maximum extent that would not cause this Agreement to be subject to avoidance and recovery in any bankruptcy proceeding. The preceding sentence is intended solely to reserve the rights of Beneficiary against Guarantor in such proceeding to the maximum extent permitted by law and Guarantor shall have no claim or defense under this Section that would not otherwise be available under law.

7.8 Execution of this Agreement, Counterparts. This Agreement may be executed in one or more counterparts, each of which is deemed to be an original copy of this Agreement and all of which, when taken together, are deemed to constitute one and the same agreement. The exchange of copies of this Agreement and of signature pages by facsimile transmission shall constitute effective execution and delivery of this Agreement as to the parties and may be used in lieu of the original Agreement for all purposes. Signatures of the parties transmitted by facsimile are deemed to be their original signatures for any purpose whatsoever.

                  [remainder of page intentionally left blank]

                     [signature page to Guaranty Agreement]


         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.



                                   GUARANTOR:
                                   Cytomedix, Inc.


                                      By:
                                      Name:
                                      Its:


                                  BENEFICIARY:
                                  Curative Health Services, Inc.

                                      By:
                                      Name:
                                      Its:

                                 Exhibit 7.4(a)

                                     FORM OF
                          OPINION OF COUNSEL TO SELLER

         1. Curative Health Services is a corporation duly organized, and based solely upon a certificate from the Secretary of State of the State of Minnesota, validly existing and in good standing under the laws of the state of Minnesota, with corporate power and authority to execute and deliver the Agreement and consummate the Contemplated Transactions.

         2. CHS Services is a corporation duly organized, and based solely upon a certificate from the Secretary of State of the State of Delaware, validly existing and in good standing under the laws of the state of Delaware, with corporate power and authority to execute and deliver the Agreement and consummate the Contemplated Transactions.

         3. The Agreement and Seller's Closing Documents have been duly authorized, executed and delivered by Seller and constitute valid and binding obligations of Seller, enforceable against Seller in accordance with their respective terms, subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditors' rights in general and to general principles of equity (regardless of whether considered in a proceeding in equity or an action of law).

         4. Neither the  execution  and delivery of the  Agreement  and Seller's
Closing Documents nor the consummation of any or all of the Contemplated Transactions (i) violates any provision of the Certificate of Incorporation or Bylaws (or other governing instrument) of Seller, (ii) breaches or constitutes a default (or an event that, with notice or lapse of time or both, would constitute a default) under, or results in the termination of, or accelerates the performance required by, or excuses performance by, any Person of any of its obligations under, or causes the acceleration of the maturity or any debt or obligation pursuant to, or results in the creation or imposition of any Encumbrance upon the Assets under, any agreement or commitment identified on
Schedule 3.6(b),  Schedule  3.17(a),  or Schedule  3.20(b) of the Agreement,  or
(iii) to the knowledge of such counsel, violates any statute, law, regulation, or rule, or any judgment, decree, or order of any court or other Governmental Body applicable to Seller.

         5. Except as disclosed on Schedule 3.2(c) of the Agreement, no consent, approval, or authorization of, or declaration, filing, or registration with, any Governmental Body is required by Seller in connection with the execution and delivery of the Agreement and Seller's Closing Documents or the consummation of the Contemplated Transactions.

         6. The instruments of conveyance, transfer and assignment to be delivered by Seller to Buyer at Closing are in form legally sufficient to convey to Buyer all right, title and interest of Seller in and to the Assets, subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditors' rights in general and to general principles of equity (regardless of whether considered in a proceeding in equity or an action of law). Such instruments are in form sufficient for recordation or filing where such is necessary in order to effect such conveyance, transfer and assignment as against third parties.

         7. Except as set forth in Schedule 3.15(a) to the Agreement, to the knowledge of such counsel, there is no Proceeding by or before any court or Governmental Body pending or overtly threatened in writing against or involving Seller that would adversely affect any action taken or to be taken by Seller pursuant to the Agreement or Seller's Closing Documents or in connection with the Contemplated Transactions.

                                Exhibit 8.4(b)(i)

                                     FORM OF
                           OPINION OF COUNSEL TO BUYER
                            (Baker & McKenzie- U.S.)

         1. Cytomedix, Inc. is a corporation duly organized, and based solely upon a certificate from the Secretary of State of the State of Delaware, validly existing and in good standing under the laws of the state of Delaware, with corporate power and authority to execute and deliver the Agreement and consummate the Contemplated Transactions.

         2.  The  Agreement  and  Buyer's  Closing   Documents  have  been  duly
authorized, executed and delivered by Cytomedix, Inc.

         3. Neither the execution and delivery of the Agreement and Buyer's Closing Documents nor the consummation of any or all Contemplated Transactions violates any provision of the Certificate of Incorporation or Bylaws (or other governing instrument) of Cytomedix, Inc.

                               Exhibit 8.4(b)(ii)

                                     FORM OF
                           OPINION OF COUNSEL TO BUYER
                             (Latham & Watkins-U.S.)

         1. The Agreement and Buyer's Closing Documents constitute valid and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms, subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditors' rights in general and to general principles of equity (regardless of whether considered in a proceeding in equity or an action of law).

         2. Neither the execution and delivery of the Agreement and Buyer's Closing Documents nor the consummation of any or all Contemplated Transactions, to the knowledge of such counsel, violates any statute, law, regulation or rule, or any judgment, decree, or order of any court or Governmental Body applicable to Buyer.

         3. Except as disclosed on Schedule 4.2(c) of the Agreement, no consent, approval, or authorization of, or declaration, filing, or registration with, any Governmental Body is required by Buyer in connection with the execution and delivery of the Agreement and Buyer's Closing Documents or the consummation of the Contemplated Transactions.

                               Exhibit 8.4(b)(iii)

                                     FORM OF
                           OPINION OF COUNSEL TO BUYER
                         (Baker & McKenzie- Switzerland)

         1. Cytomedix GmbH is a corporation duly organized, validly existing and in good standing under the laws of Switzerland, with corporate power and authority to execute and deliver the Agreement and consummate the Contemplated Transactions.

         2.  The  Agreement  and  Buyer's  Closing   Documents  have  been  duly
authorized, executed and delivered by Cytomedix GmbH.

         3. Neither the execution and delivery of the Agreement and Buyer's Closing Documents nor the consummation of any or all Contemplated Transactions
(i) violates any provision of the Certificate of Incorporation or Bylaws (or other governing instrument) of Cytomedix GmbH, or (ii) to the knowledge of such counsel, violates any statute, law, regulation or rule, or any judgment, decree, or order of any court or Governmental Body applicable to Cytomedix GmbH. [Switzerland law]

         4. Except as disclosed on Schedule 4.2(c) of the Agreement, no consent, approval, or authorization of, or declaration, filing, or registration with, any Governmental Body is required by Cytomedix, GmbH in connection with the execution and delivery of the Agreement and Buyer's Closing Documents or the consummation of the Contemplated Transactions. [Switzerland law]

                               Exhibit 8.4(b)(iv)

                                     FORM OF
                           OPINION OF COUNSEL TO BUYER
                  (Caron & Stevens/Baker McKenzie- Netherlands)

         1. Cytomedix N.V. is a corporation duly organized, validly existing and in good standing under the laws of the Netherlands, with corporate power and authority to execute and deliver the Agreement and consummate the Contemplated Transactions.

         2.  The  Agreement  and  Buyer's  Closing   Documents  have  been  duly
authorized, executed and delivered by Cytomedix N.V.

         3. Neither the execution and delivery of the Agreement and Buyer's Closing Documents nor the consummation of any or all Contemplated Transactions
(i) violates any provision of the Certificate of Incorporation or Bylaws (or other governing instrument) of Cytomedix N.V., or (ii) to the knowledge of such counsel, violates any statute, law, regulation or rule, or any judgment, decree, or order of any court or Governmental Body applicable to Cytomedix N.V. [Netherlands law]

         4. Except as disclosed on Schedule 4.2(c) of the Agreement, no consent, approval, or authorization of, or declaration, filing, or registration with, any Governmental Body is required by Buyer in connection with the execution and delivery of the Agreement and Buyer's Closing Documents or the consummation of the Contemplated Transactions. [Netherlands law]

                                Exhibit 8.4(b)(v)

                                     FORM OF
                           OPINION OF COUNSEL TO BUYER
                    (In-House Counsel of Buyer- D. Demarest)

         Neither the execution and delivery of the Agreement and Buyer's Closing Documents nor the consummation of any or all Contemplated Transactions breaches or constitutes a default (or an event that, with notice or lapse of time or both, would constitute a default) under, or results in the termination of, or accelerates the performance required by, or excuses performance by, any Person of any of its obligations under, or causes the acceleration of the maturity or any debt or obligation pursuant to, any agreement or commitment known to such counsel to which Buyer is party.