Form 10-K
period 2000-12-31
CURATIVE HEALTH SERVICES INC
filed 2001-04-02
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K

                                -----------------


(Mark One)


    X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934


                   For the fiscal year ended December 31, 2000

                                       or

            Transition  Report  Pursuant to Section 13 or 15(d) of the
---------   Securities  Exchange Act of 1934

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

                                 Yes X    No
                                    ----    ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of March 15, 2001, 7,060,099 shares of Common Stock of Curative Health Services, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on such date) was approximately $39 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which the Registrant intends to file not later than 120 days following December 31, 2000, are incorporated by reference to Part III of this Form 10-K Report.

                                     PART I


Item 1  Business

General

      Curative Health Services, Inc. is a leading disease management company in the chronic wound care market. Currently, the Company manages, on behalf of hospital clients, a nationwide network of Wound Care Centers(R) that offers a comprehensive range of services which enable the Company to provide customized wound care. The Company's Wound Management Program consists of diagnostic and therapeutic treatment regimens which are designed to meet each patient's specific wound care needs on a cost effective basis. The Company's treatment regimens are based on critical pathways designed for wound healing. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 325,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy. The Company's Wound Care Center(R) network consists of 126 outpatient clinics located on or near campuses of acute care hospitals in 33 states. The Company is developing new service models for other health care delivery settings including inpatient acute care and long term care facilities.

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

Recent Developments

      On October 12, 2000, the Company announced the sale of the assets of its Procuren business for approximately $3.8 million to Cytomedix, Inc. Under the agreement Cytomedix will be the exclusive manufacturer of Procuren and Curative will be the exclusive distributor of Procuren solution in the United States. Curative will also receive royalties based on the sales of products that are developed from the associated patents. The sale closed on January 2, 2001.

      On March 20, 2001, the Company announced it had signed a definitive agreement to purchase all of the outstanding shares of Millennium Health, Inc. for $32.3 million and the assumption and repayment of approximately $5 million in debt, for a total of $37.3 million in cash. Millennium is a privately held specialty pharmaceutical company engaged in the distribution of biopharmaceuticals.

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

      To measure the effectiveness of the Company's Wound Management Program, the Company has developed a functional assessment scoring system to measure the healing of a wound. Under this system, a chronic wound is considered healed when
(i) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals), (ii) maturing skin is present in the wound, (iii) there is minimal drainage from the wound, (iv) the wound requires only a protective dressing and (v) the limb involved is functional. The Company has a proprietary database of patient outcomes that the Company has collected since 1988 containing approximately 325,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy.

      One aspect of the Company's Wound Management Program is the use of Procuren(R), a wound healing agent which is used to treat approximately 6% of patients. Procuren(R) is a naturally occurring complex mixture of several growth factors. Growth factors have been shown to promote the growth of skin, soft tissue and blood vessels. Procuren, as part of a comprehensive treatment algorithm, has been used to treat over 60,000 patients to date. The Company believes that Procuren stimulates a normal wound healing response in patients with chronic wounds in much the same way as the body naturally initiates healing. On January 2, 2001, the Company sold its Procuren operations to Cytomedix, Inc. Under the terms of the agreement, Cytomedix acquired the assets associated with the Procuren operations and becomes the exclusive manufacturer of Procuren while Curative retains exclusive distribution rights for Procuren in the United States.

Strategy

      The Company's objective is to enhance its position as a leading disease management company in the chronic wound care market. The Company's growth strategy is to continue to improve and refine the Wound Management Program while broadening its delivery models to cover the entire continuum of care for wound management. Key elements of this strategy include:

      Expand Into Other Disease Management Areas. Longer term, the Company is considering capitalizing on its disease management expertise by expanding its services into other disease management areas to meet the growing continuum of health care needs of patients and providers. The Company believes that there is a significant market potential for the delivery of other disease management services through its existing network of Wound Care Centers. The possibilities for expansion of the Company's disease management services include the treatment of chronic wound related diseases such as diabetes, as well as non-chronic wound related diseases such as cardiovascular disorders. In February 2001, the Company signed an agreement forming a strategic alliance with E2M Health Services, a privately held company. Under the agreement the Company will provide to select hospitals a diabetes management model owned by E2M. The program is in the early stages of implementation and there can be no assurances that the program will be successful. On March 20, 2001, the Company announced it had signed a definitive agreement to purchase all of the outstanding shares of Millennium Health, Inc. for $32.3 million and the assumption and repayment of approximately $5 million in debt, for a total of $37.3 million in cash. Millennium is a privately held specialty pharmaceutical company engaged in the distribution of biopharmaceuticals.

      Continue to Develop the Company's Nationwide Network of Outpatient Wound Care Centers. The Company intends to continue to establish additional outpatient Wound Care Centers on or near the campuses of acute care hospitals. The Company had 126 outpatient centers as of the end of 2000, and the Company believes the opportunity for further growth remains substantial. The Company has identified over 300 additional markets in the United States which the Company believes have the population necessary to support a dedicated wound care program. The Company believes hospitals are continually seeking low cost, high quality solutions to wound management such as those provided by the Company. In addition, the Company believes it enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients. As a result, the Company believes there is a significant opportunity for the Company to continue to expand its Wound Care Center operations through affiliation with acute care hospitals. Additionally in response to the needs of acute care hospitals in smaller rural markets the Company developed a wound care program which effectively makes the Company's value added services available in components. Through this program, hospitals in smaller markets can purchase components of the Wound Management Program through a licensing agreement which enables these hospitals to manage wound care patients. As of December 31, 2000, the Company has established three of the rural hospital wound care programs.

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

      Hospital Outpatient Wound Care Centers. Outpatient Wound Care Centers, located on or near the campuses of acute care hospitals, represent the Company's core business. A typical hospital outpatient Wound Care Center consists of 2,500 square feet of space comprising four to eight exam rooms, a nursing station, and physician and administrative offices. These Wound Care Centers are designed to deliver all necessary outpatient services for the treatment of chronic wounds, with the hospital providing any inpatient care, such as revascularization or surgical debridement.

      The Company currently offers its hospital clients two outpatient Wound Care Center models: a management model and an "under arrangement" model, with a primary focus on developing management models. The differences between these two models relate primarily to the employment of the clinical staff at the Wound Care Center and the basis for the management fees paid to the Company. In the management model, generally the only employee of the Company at the Wound Care Center is the Wound Care Center's Program Director, and the Company generally receives a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, the Company employs all of the clinical and administrative staff (other than physicians) at the Wound Care Center and the Company generally receives fees based on the services provided to each patient. In all other material respects the two models are identical. In both models, physicians remain independent and the Company recruits and trains the physicians and staff associated with the Wound Care Center. The physicians providing services at a Wound Care Center are recruited by the Company primarily from among the doctors who work at the hospital and practice in related areas. In addition, in both models the Company develops, manages and provides Procuren for the Wound Care Center, and the Company's field support departments provide the staff at each Wound Care Center with clinical oversight, quality assurance, reimbursement consulting, sales and marketing and general administrative support services. The terms of the Company's contract with each hospital are negotiated individually. Generally, in addition to the management fees described above, the contracts provide for development fees and Procuren fees charged to the hospital based on utilization. In both models, the hospital and the physician bill the patient for the services provided and are responsible for seeking reimbursement from insurers or other third party payors.

      The first Wound Care Center opened in 1988 and there are currently 126 hospital outpatient Wound Care Centers in operation in 33 states. The Company has entered into contracts or letters of intent with 3 hospitals to open additional Wound Care Centers. The Company's hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets. The Company selects hospital clients based on a number of criteria. A suitable hospital client typically can accommodate at least 200 inpatient beds, offers services which complement the Wound Management Program, including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves. Of the Company's 126 current hospital outpatient Wound Care Centers, 94 are management model centers and 32 are "under arrangement" model centers. The Company anticipates that many of the existing under arrangement models will be converted to management models in 2001.

      In expanding its product offering, the Company furnishes hyperbaric oxygen therapy (HBO) services to interested hospital partners operating outpatient wound care centers. These services generally include furnishing HBO chambers and managing the program. As of December 31, 2000 the Company managed 19 HBO programs at existing hospital outpatient Wound Care Centers which accounted for approximately 3% of the Company's revenue.

      At December 31, 2000, the Company had management contracts with 11 acute care hospitals directly or indirectly owned by HCA - The Health Care Company ("HCA") formerly known as Columbia/HCA. These hospitals collectively accounted for approximately 11% of the consolidated revenues of the Company for the year ended December 31, 2000. In 2000 there were 14 HCA hospital contracts that terminated and closed. The Company expects that the HCA hospitals collectively will account for less than 10% of future revenues.

      Inpatient Wound Care Programs. The Company is addressing the needs of the inpatient wound care market through the development of new inpatient programs. These patients often have pressure sores resulting from inactivity. While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market. The Company has developed an inpatient program for its affiliated acute care hospitals with outpatient wound care centers that is directed at assisting those hospitals in identifying and managing inpatients in the acute care hospital that are at risk or who suffer from chronic wounds. The program is primarily directed at reducing the length of stay of those patients in the acute care setting. The Company has also developed a Wound Outreach Programsm, whereby a nurse practitioner or physician assistant from an affiliated outpatient wound care center provides wound related services to long term care facilities in surrounding cachement areas. As of December 31, 2000, the Company has contracts to manage 10 such inpatient programs at existing acute-care hospital customers. Further, the Company has contracts to manage 11 programs that provide outreach wound care services to local long-term care facilities. Both programs are in the early stages of development and implementation. There can be no assurance that these programs will be successful in the future.

Contract Terms and Renewals

      Substantially all of the revenues of the Company are derived from management contracts with acute care hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 2001, the contract terms of 52 of the Company's management contracts will expire, including 40 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by the Company under various other circumstances. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. During 2000, 9 hospital contracts expired without renewal and an additional 31 hospital contracts were terminated prior to their scheduled expiration by the client hospital and in some cases by the Company. Generally, the Company elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term. The continued success of the Company is subject to its ability to renew or extend existing management contracts and obtain new management contracts. Hospitals choose to terminate or not to renew contracts based on decisions to terminate their programs or to convert their programs from independently managed programs to programs operated internally. There can be no assurance that any hospital will continue to do business with the Company following expiration of its management contract or earlier, if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by the Company could result in the early termination of existing management contracts and would adversely affect the ability of the Company to renew or extend existing management contracts and to obtain new management contracts. In connection with the sale of its Procuren operations to Cytomedix, Inc. in January 2001, the Company will be required to modify its contracts with its hospital customers relative to the provision of Procuren. Under its existing contracts, the Company has the responsibility to provide the hospital with access to Procuren. The Company will be required to modify the contract language to make a good faith effort to provide the hospital access to Procuren. There can be no assurance that the Company will be able to modify the contract or that hospitals will not terminate the contracts. The termination or non-renewal of a material number of management contracts could result in a significant decrease in the Company's net revenues and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company's longer term managed care strategy is to establish a wound care carve-out product with selected MCOs. The Company has begun to develop tools to help MCOs assess their current wound care experiences (both clinical outcomes and costs) against the Company's Wound Management Program in order to demonstrate that a wound care carve-out product can provide added value. In order to make itself more attractive to MCOs by offering a broader disease management program, the Company intends, where appropriate, to align itself with other disease management companies focused on case management or complementary diseases such as cardiac care venous, stasis management and diabetes. The Company expects that contracts for a carve-out product will provide at-risk arrangements with MCOs (i.e., fixed case rates or capitation).

      In 1998, the Company entered into a development and license agreement with Accordant Health Services, Inc. a private disease management company. As a strategic partner, Accordant has been licensed by the Company to develop and market a wound care disease management program to the managed care market including, Health Maintenance Organizations (HMO's), Preferred Provider Organization (PPO's) and insurance companies. The wound care disease management program being developed will include impact models, assessment/intervention tools and outcome reporting. The model is expected to be a "carve in" approach whereby registered nurses will monitor health plan subscribers identified as chronic wound patients through care management programs. The case management software supports and prompts collection of disease specific data points utilized by the registered nurses to assist patients in caring for the chronic condition, identify and monitor patients at risk and educate patients in preventative measures. The nurses conduct proactive patient monitoring that assesses patient compliance, complications, functional and clinical health status and patient satisfaction. The respective health plans are then provided reports. The program was launched early in 2000 and has not generated any revenues. There can be no assurances that the program will be successful in the future. Additionally, the Company has made a $4 million equity investment in Accordant.

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

Community Education and Marketing

      The Company's community education and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as growth in operating Wound Care Centers. In 2000, the Company realigned its organizational structure to improve operating effectiveness and efficiency. To accomplish this, the Company has divided the United States into two operating divisions each headed by a Divisional Vice President with the support of Regional Directors. The professional community education component is locally managed and conducted by the Wound Care Center Program Directors under the supervision of the Regional Directors. The primary community education efforts are directed at physicians and other healthcare professionals to expand community awareness of the Wound Care Centers.

      In addition, community education marketing plans are developed each year at each Wound Care Center. The development and execution of the plan is the responsibility of the Program Director at the Wound Care Center along with the Corporate Marketing Department. The plan details the anticipated marketing for the year including radio, print and television advertising as well as professional symposiums and other community education. The Company markets the Wound Care Center concept to hospitals as a therapeutic "Center of Excellence." The Company believes that having a Wound Care Center can differentiate a hospital from its competitors and can increase the hospital's revenues through the introduction of new patients, which leads to an increase in ambulatory surgeries, X-rays, laboratory tests and inpatient surgeries, such as debridements, vascular surgeries and plastic surgeries. The Company has demonstrated that Wound Care Centers provide significant incremental revenues to participating hospitals, and therefore provide an attractive economic opportunity for hospitals at the same time being more cost effective in terms of total healthcare dollars expanded. Potential benefits to treating physicians include the healing of difficult-to-heal wounds and an expansion of the physician's practice.

      The Company's efforts to develop new wound management programs at acute-care hospitals is headed by a Senior Director of Development. The Senior Director of Development is responsible for the activities of the Directors of Development and Business Development Managers. The primary role of the Directors of Development and Business Development Managers is the development of new wound care programs. As of December 31, 2000, the Company had two Directors of Development and six Business Development Managers.

Proprietary Rights

      The Company's success depends in part on its ability to enforce patents, maintain trade secret protection and operate without infringing on or violating the proprietary rights of third parties. The Company also relies, in part, on proprietary know-how and technological advances which it seeks to protect by measures such as confidentiality agreements with its employees, consultants and other parties with whom it does business. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known, be independently discovered by others or found to be unprotected.

      The Company has registered the name "Wound Care Center" as a trademark in the United States for use in connection with the Company's wound care operations.

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

      The FDA regulates drugs and biologics that move in interstate commerce and requires that such products receive pre-marketing approval based on evidence of safety and efficacy. Since Procuren was produced at one of the Company's blood processing facilities in the state where the Wound Care Center which will dispense the Procuren is located and so is not intended to be shipped across state lines, the Company believes, based on the advice of its counsel, that under current law and regulations, FDA approval is not required for the Company to distribute and sell Procuren through the Wound Care Centers on an intrastate basis. The FDA is currently reassessing its regulation of other autologous and somatic cell products and has publicly stated that it believes that if any component of a drug or biological or if any patient receiving such substance moves in interstate commerce, a sufficient nexus with interstate commerce exists for FDA to require pre-marketing approval and licensure. The FDA has indicated to the Company that the status of Procuren would be addressed by the FDA in a future Federal Register publication, possibly as a part of the FDA's overall regulation of other autologous and somatic cell products. While the production of Procuren includes components that are shipped in interstate commerce, to date the FDA has not determined that Procuren, as currently prepared, is subject to licensure or pre-market approval. However, in the March 1998 FDA Warning Letter, FDA objected to the Company providing Procuren to patients who reside in a state other than the one in which the Wound Care Center is located. The Company ceased providing Procuren to out-of-state patients.

      Because FDA approval has not been required for Procuren, and state approvals are generally limited to licensing of facilities, there has been no independent determination of its efficacy by any governmental entity. If the FDA were to require submission of a biologics license application ("BLA") as a condition for the continued distribution and sale of Procuren, the Company might have to demonstrate the safety, purity, potency and effectiveness of the product through extensive clinical trials. Neither the Company nor any third party has conducted the controlled clinical trials required to establish Procuren's efficacy. Compliance with the requirements for a BLA is time-consuming and involves the expenditure of substantial resources. There can be no assurance that the Company would undertake to establish efficacy or to obtain or maintain the necessary FDA approvals to distribute Procuren. Any change in current regulatory interpretations by or positions of state officials where the Wound Care Center's are located could adversely affect the Company's distribution of Procuren within those states.

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

      The Company has been informed of two separate complaints filed under the Federal Civil False Claims Acts alleging that the Company's relationship with its hospital customers violated certain Medicare regulations (See Item 3 Legal Proceedings for a further discussion on these matters). The Company disagrees with these characterizations of its contractual arrangements, its services, and the fees it charges for those services. If the government were to conclude that the Company engaged in any misconduct, it could result in affecting the Company's relationship with all its hospital customers, substantial monetary fines and penalties, and exclusion from governmental healthcare programs which could have a material adverse effect on the business, financial position and results of operations of the Company.

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

      Pursuant to the federal Occupational Safety and Health Act, employers have a general duty to provide a work place for their employees that is safe from hazard. The U.S. Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that were found in the Company's blood processing facilities. In addition, OSHA issued a standard in 1992 applicable to protection of workers from blood-borne pathogens. Failure to comply with this standard relating to blood-borne pathogens, other applicable OSHA rules or with the general duty to provide a safe work place could subject the Company to substantial fines and penalties.

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

      Medicare regulations limit reimbursement for health care charges paid to related parties. A party is considered "related" to a provider if there is significant common ownership or common control by the provider. On occasion, fiscal intermediaries under contract to HCFA to audit hospital Medicare claims have asserted that one test for determining control for this purpose is whether the percentage of the total revenues of the party received from services rendered to the provider is so high that it effectively constitutes control. Although the Company believes it does not currently receive sufficient revenues from any customer, including HCA, that would make it a related party, it is possible that such regulations could limit the number of management contracts that the Company could have with HCA or any other client.

      As a result of the Balanced Budget Act of 1997, HCFA implemented the Outpatient Prospective Payment System ("OPPS") for all hospital outpatient department services furnished to Medicare patients beginning August 2000. Under the system, a predetermined rate is paid to hospitals for clinic services rendered, regardless of the hospitals cost. The new payment system does not provide comparable reimbursement for previously reimbursed services and the payment rates for many services are insufficient for many of the Company's hospital customers, resulting in revenue and income shortfalls for the wound care center operations managed by the Company on behalf of the hospitals. As a result, the Company has renegotiated and modified most of its management contracts which has resulted in reduced revenue and income to the Company from the modified contracts and in numerous cases contract termination. The Company expects that contract renegotiation and modification with many of its hospital customers will continue which could result in further reduced revenues and income to the Company from those contracts and even contract terminations. The results could have a material effect on the Company's business, financial condition and results of operations.

      The Wound Care Centers managed by the Company on behalf of acute care hospitals are treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare outpatient reimbursement system. With OPPS, HCFA published criteria for determining when programs may be designated "provider based entities". The interpretation and application of these criteria are not entirely clear and there is a risk that some of the programs managed by the Company could be found not to be "provider based entities". Although the Company believes that the programs it manages meet the current criteria to be designated "provider based entities", a widespread denial on such designation would have a material adverse effect on the Company's business, financial position and results of operations.

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

Employees

      As of December 31, 2000, the Company employed 480 full-time employees, of which 401 employees were in the wound care operations, 34 employees were in Procuren production, 14 employees were in technical support and 31 employees were in general administration and finance. The Company expects to add additional personnel to its wound care operations in the next year. The Company believes that its relations with its employees are good.

Item 2  Properties

      The Company's headquarters and technical support facility is located in Hauppauge, Long Island, New York. The Company leases this 30,000 square foot facility under a lease through 2005. The Company believes that its facilities are adequate and suitable for its operation. The Company also leases 27 production facilities totaling 53,175 square feet. In January 2001, the Company sold its Procuren operations and transferred the leased facilities to the buyer, Cytomedix, Inc. In most leases, the Company continues to be named a party to the lease. The Company's facilities at the hospital outpatient Wound Care Centers are owned or leased by the hospitals.

Item 3  Legal Proceedings

      In April 1999, the Company learned through a press release from the United States Department of Justice that a complaint was filed by a "whistleblower" relator under the Federal Civil False Claims Act alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals. The case, filed as United States ex. rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc. in the Federal District Court for the Middle District of Florida, Tampa Division, has been transferred to the United States District Court for the District of Columbia.

      Under the False Claims Act, the whistleblower relator could be entitled to approximately 15% of any amounts obtained from the defendants. This potential bounty under the False Claims Act was intended by Congress to motivate private persons to bring actions of this nature.

      In February 2001, the Office of the U.S. Attorney for the Middle District of Florida informed the Company, through its outside legal counsel, that it was the subject of a criminal investigation concerning its business relationships with the former Columbia/HCA.

      In February 2001, the DOJ initiated settlement discussions with the Company and the Company expects that this process will continue. On March 15, 2001, the government filed its amended complaint in the Parslow case. The amended complaint alleges that, pursuant to the Company's management services contracts with various Columbia/HCA hospitals, Company personnel provided services which the government characterizes as marketing and advertising services. The complaint further alleges that these services are not reimbursable under the Federal Medicare Program and that the hospitals submitted false claims to the Medicare Program by including the Company management fees on cost reports submitted by the hospitals to Medicare. The complaint contends that the Company, by providing these alleged marketing and advertising services and by charging a management fee for its services, caused the submission of false claims by the hospitals. Further, the complaint alleges that the Company, through its employees, recommended the services of Wound Care Centers and Columbia/HCA hospitals to patients and physicians. The complaint alleges that the Company arranged for patients to receive medical services from Columbia/HCA hospitals. The government contends that the management fees the Company received from the Columbia/HCA hospitals were illegal payments in exchange for patient referrals to Columbia/HCA hospitals. The hospitals filed these cost reports claiming reimbursement of the management fees. The government alleges that the hospital cost reports were false claims because the Company's management fees were improper under the Federal Medicare-Medicaid anti-kickback statute.

      On March 28, 2001, the Company entered into an agreement with the Department of Justice in which the government agreed to refrain from taking any action seeking to enjoin or prevent the closing of the Millennium acquisition. On its part, while settlement discussions continue, Curative agreed to secure a letter of credit for $8 million in favor of the government which could be accessed in the case of a final, non-appealable judgment or settlement. Curative also agreed to suspend its stock repurchase program and to provide the government with prior notice of material, non-ordinary course of business transactions. The amount of the anticipated letter of credit does not reflect an evaluation or estimate of Curative's ultimate or likely liability in connection with the ongoing government investigations.

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

     In January 2000, the Company disclosed that a qui tam action was filed under seal in the United States District Court for the Southern District of New York in 1998. Pursuant to a court order, the seal under which this action was filed was modified to, among other things, permit the Company to disclose the allegations in the complaint in its periodic filings with the Securities and Exchange Commission and as required to fulfill its disclosure obligations under federal and state securities laws. The complaint was filed by a "whistleblower" relator under the Federal Civil False Claims Act and names the Company and hospitals with which it does business as defendants. The portion of the qui tam action related to Columbia/HCA hospitals has been transferred to the United States District Court for the District of Columbia.

      The complaint alleges, among other things, that the defendants violated the "anti-kickback" statute in part because a portion of the Company's fee was based upon the number of new patients seen in the wound care centers managed by the Company; engaged in prohibited self-referral transactions; improperly billed Medicare for costs and services not covered by Medicare; double billed Medicare for professional services; and submitted false claims to Medicare. Certain of the allegations are similar to the allegations made in the United States ex. rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc. qui tam action. The complaint in the Southern District of New York action asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim.

      The United States has not yet decided whether to intervene in the portion of the New York qui tam action that remains in the jurisdiction of the New York Court. If it does not, then the plaintiff relator may pursue the claims on his/her own or may withdraw the complaint. On March 15, 2001, however, the government declined to intervene against the Company in that portion of the qui tam action related to the Company's business with Columbia/HCA that was transferred to the U.S. District Court for the District of Columbia.

      The Company disagrees with the characterizations in that complaint of its contractual arrangements, its services, and the fees it charges for those services, and intends to defend itself vigorously in this action. An adverse result in this qui tam action could have a material adverse effect on the Company's business, financial condition and/or results of operations.

      Further, if the government were to conclude that the Company engaged in any misconduct, it could result in affecting the Company's relationship with all of its hospital customers, substantial monetary fines and penalties, and even exclusion from the governmental healthcare programs which could have a material adverse effect on the business, financial position and results of operations of the Company.

      Subsequent to the disclosure of the Parslow "whistleblower" lawsuit and Department of Justice action, the Company and , in some cases, certain of its officers were named in four shareholder lawsuits, namely:

            Ernest Hack versus Curative Health Services, Inc et. al.

            Scott Thompson versus Curative Health Services, Inc. et al.

            Tirdad Thompson versus Curative Health Services, Inc. et al.

            William Nolan versus Curative Health Services, Inc. et al.

      All suits were filed in the United States District Court for the Eastern District of New York. The four shareholder lawsuits have been consolidated into one class-action lawsuit. The lawsuits allege generally that the Company and its officers violated federal securities laws by disseminating materially false and misleading statements and failing to disclose material information relating to the contractual relationships with Columbia/HCA Healthcare Corporation and other hospitals, and certain purported misrepresentations in connection therewith. The suit seeks to recover unspecified damages from defendants. The Company denies the allegations and intends to vigorously defend the suits. The Court denied defendant's motion to dismiss and discovery is currently ongoing. An adverse result in this lawsuit could have a material adverse effect on the Company's business, financial condition and/or results of operations.

      Notwithstanding its belief that it has complied with the law and its intention to defend itself vigorously, if it is determined to be in the best interests of the Company, it is possible that the Company will eventually choose to enter into a settlement with the government related to the qui tam actions and/or the plaintiffs in the securities litigation lawsuit that could have a material adverse effect on the Company's business, financial condition and/or results of operations.

      In addition, the Company, in the ordinary course of business, is the subject of or party to various lawsuits, the outcome of which, in the opinion of management, will not have a material adverse effect on its financial position or results of operations.

Item 4  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II


Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock is traded on The Nasdaq Stock Market under the symbol "CURE". As of March 15, 2001, there were approximately 205 holders of record and approximately 3,650 beneficial shareholders of the Company's common stock. The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay cash dividends in the foreseeable future but intends to retain all earnings, if any, for use in its business operations.

      The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of the common stock as quoted on The Nasdaq National Market System:

                                                  High        Low

                  2000
                  Fourth Quarter..........     $  6.00     $  5.375
                  Third Quarter...........        6.594       5.063
                  Second Quarter..........        6.188       5.188
                  First Quarter...........        8.063       5.50

                  1999
                  Fourth Quarter..........     $  8 7/8    $  4 3/4
                  Third Quarter...........        6 1/16      4 1/2
                  Second Quarter..........       12 1/8       3 3/4
                  First Quarter...........       30 3/4       9 7/8

Item 6  Selected Consolidated Financial Data

      Five year selected consolidated financial data and other operating information of Curative Health Services, Inc., and subsidiaries follow:

                                                                 Year Ended December 31,
                                                                 ----------------------
                                                 2000         1999        1998       1997          1996
                                                 ------------------------------------------------------
                                                   (In thousands, except per share and operating data)
Statement of Operations Data:
Revenues ................................    $ 77,691    $ 101,209   $ 103,987   $ 87,906       $ 67,395
Costs and operating expenses:
   Costs of products sales and services .      51,073       59,945      56,035     48,200         37,828
   Selling, general and administrative ..      29,441       26,273      23,358     22,617         19,208
                                             --------    ---------   ---------    -------       --------

Total costs and operating expenses ......      80,514       86,218      79,393     70,817         57,036
                                             --------    ---------   ---------    -------       --------
(Loss) income from operations
   before interest income ...............      (2,823)      14,991      24,594     17,089         10,359
Interest income .........................       2,609        2,037       2,660      2,666          1,344
                                             --------    ---------   ---------    -------       --------
(Loss) income before income taxes .......        (214)      17,028      27,254     19,755         11,703
Income taxes ............................         (86)       6,566      10,217      3,293          1,008
                                             --------    ---------   ---------    -------       --------
Net (loss) income .......................   $    (128)   $  10,462   $  17,037   $ 16,462      $  10,695
                                            =========    =========   =========   ========      =========
Net (loss) income per common share, basic   $    (.01)   $     .99   $    1.34   $   1.33      $    0.95
                                            =========    =========   =========   ========      =========
Denominator for basic earnings per share,
   weighted average common shares .......       8,780       10,559      12,704     12,404         11,212


Operating Data:
Wound care centers at end of period .....         126          158         154        132            105
Number of new patients ..................      59,384       61,539      58,510     48,722         38,699

Balance Sheet Data:
Working capital .........................   $  44,394    $  55,456   $  76,419   $ 62,583      $  45,760
Total assets ............................      75,166       87,910     109,121     84,939         61,959
Long-term debts
   (including capital lease obligation) .           -            -           -          7          1,044
Retained earnings (deficit)..............      24,603       24,731      14,269     (2,768)       (19,230)
Stockholders' equity ....................      55,570       71,600      93,396     72,592         50,270

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

      In the management model, the Company provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, the Company provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent, and the Company recruits and trains the physicians and staff associated with the Wound Care Center. In addition, in both models, the Company receives fees for the sale of Procuren.

      Of the 126 hospital outpatient Wound Care Centers in operation as of December 31, 2000, 94 were management model Wound Care Centers, and 32 were "under arrangement" model Wound Care Centers. The Company's fees under its management contracts with acute care hospitals are paid by the hospitals directly. See "Business--Third Party Reimbursement."

Results of Operations

     Fiscal Year 1999 vs. Fiscal Year 2000. The Company's revenues decreased from $101.2 million in 1999 to $77.7 million in 2000, a 23% decrease. The Company ended the year with 126 hospital based Wound Care Centers operating compared with 158 at the end of 1999. The decrease in revenue is attributable to the termination of 40 programs during 2000, renegotiation of existing contracts which resulted in reduced revenue to the Company, the conversion of 11 under arrangement model programs to management models which have lower revenue and expenses, and a reduction of Procuren revenues as a result of a decline in Procuren patients. Revenue at existing centers declined 16% in 2000 primarily due to such renegotiations, conversions and declining Procuren revenues. At any time during the year, 10% to 20% of the Company's contracts are being renegotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payors. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. Further, the Medicare program implemented a new reimbursement system during 2000 for hospital outpatient services which has reduced reimbursement rates to hospitals. The termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the recent legal action against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development has been slower than normal given the legal uncertainties facing the Company. Any inability of the Company to develop new Wound Care Centers could continue the revenue decline. The Company has and expects that it will continue to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations. The Company has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. Total new patients to the wound care centers decreased 3% from 61,539 in 1999 to 59,384 in 2000. The total number of patients receiving Procuren therapy decreased 40% from 5,797 in 1999 to 3,470 in 2000. The percentage of patients receiving Procuren decreased from 9% in 1999 to 6% in 2000. The Company believes that this decrease is attributable to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), a lack of available reimbursement for Medicare patients, the inability of hospitals to assume collection risks due to financial constraints and increased competition from other wound healing products. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline in the future.

      Costs of product sales and services decreased from $59.9 million in 1999 to $51.1 million in 2000, a 15% decrease. The decrease is attributable to reduced staffing and operating expenses of approximately $4.2 million related to the operation of 126 programs operating at the end of 2000 as compared to 158 programs operating at the end of 1999 and reduced expenses of approximately $1.4 million related to Procuren production. Additionally there were 16 fewer under-arrangement programs in operation at the end of 2000 as compared to the same period for 1999 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For 2000 this reduction in the number of under-arrangement programs accounted for approximately $2.0 million of the decrease in product costs and services. During 2000, the Company eliminated 58 sales positions which resulted in charges of $550,000 for severances and related equipment write offs. Additionally, the Company recorded charges of $601,000 related to processing facilities not sold as part of the sale of its Procuren operations to Cytomedix (see Note B) and severance and equipment write offs related to closed Wound Care Centers. As a percentage of revenues, costs of product sales and services for 2000 was 66% compared to 59% for 1999. The 7% increase is attributed to the lower revenue and negative same store sales growth which decreased margins and created an inability to leverage expenses over a broader revenue base.

      Selling, general and administrative expenses increased from $26.3 million in 1999 to $29.4 million in 2000, a 12% increase. Selling, general and administrative expenses for 2000 include charges of $4.2 million including $2.0 million of severance expense associated with a reduction in workforce, $.6 million in costs related to the closing of the Company's Dallas field office, $1.0 million in reserves related to the Cytomedix purchase of the Company's Procuren operations, and equipment and lease space write offs related to the reduction in work force. Additionally legal and other costs associated with the Department of Justice actions and shareholder class action lawsuits were approximately $.6 million higher in 2000 as compared with 1999. The Company expects to continue to incur significant legal and other related costs until the aforementioned actions are resolved. The increase in selling, general and administrative expense for 2000 as compared with 1999 was partially offset by a reduction of $1.5 million in bad debt expense and reductions in corporate support department expenditures related to the reduced number of programs in operation. As a percentage of revenues, selling, general and administrative expenses were 38% in 2000 compared to 26% in 1999. The increase is due to the restructuring costs, higher legal expense and decreased revenue in 2000.

      Interest income was $2.6 million in 2000 compared to $2.0 million in 1999. The increase is primarily attributable to higher average cash balances during 2000.

      Net income decreased from $10.5 million or $.97 (diluted) per share in 1999 to a net loss of $.1 million or $(.01) (diluted) per share in 2000. The decrease in earnings of $10.6 million is attributable to a reduced revenue base which impacted wound care center margins, restructuring costs and higher legal expense.

     Fiscal Year 1998 vs. Fiscal Year 1999. The Company's revenues decreased from $104.0 million in 1998 to $101.2 million in 1999, a 3% decrease. The Company ended the year with 158 hospital based Wound Care Centers operating compared with 154 at the end of 1998. The decrease in revenue is attributable to the termination of 20 programs during 1999, renegotiation of existing contracts including 24 with Columbia/HCA Healthcare Corporation, which resulted in reduced revenue to the Company, and a reduction of Procuren revenues as a result of a decline in Procuren patients. Revenue at existing centers declined 2% in 1999 primarily due to such renegotiations and declining Procuren revenues. At any time during the year, 10% to 20% of the Company's contracts are being renegotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payors. Program terminations by client hospitals have been effected for such reasons as financial restructuring, layoffs, bankruptcies or even hospital closings. The termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the recent legal action against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development has been slower than normal given the legal uncertainties facing the Company. Any inability of the Company to develop new Wound Care Centers could continue the revenue decline. Further, the Medicare program will be implementing a new reimbursement system in year 2000 for hospital outpatient services. The Company believes that the reimbursement rates to hospitals will be insufficient resulting in reduced revenues to the hospitals. The Company expects that it will need to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations. The Company has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. Total new patients to the wound care centers increased 5% from 58,510 in 1998 to 61,539 in 1999. The total number of patients receiving Procuren therapy decreased 29% from 8,164 in 1998 to 5,797 in 1999. The percentage of patients receiving Procuren decreased from 14% in 1998 to 9% in 1999. The Company believes that this decrease is attributable to an increase in the percentage of less severe chronic wounds being treated at the Company's Wound Care Centers(R), for which physicians are less likely to prescribe Procuren(R), a lack of available reimbursement for Medicare patients, the inability of hospitals to assume collection risks due to financial constraints and increased competition from other wound healing products. The Company anticipates that the percentage of patients receiving Procuren(R) will continue to decline in the future.

      Costs of product sales and services increased from $56.0 million in 1998 to $59.9 million in 1999, a 7% increase. The increase is attributable to additional staffing and operating expenses associated with the operation of 12 additional under arrangement Wound Care Centers at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. As compared with 1998, the higher services components at these centers along with existing under arrangement centers accounted for $3.2 million of the increase in product costs and services for 1999. As a percentage of revenues, costs of product sales and services for 1999 was 59% compared to 54% for 1998. The 5% increase is attributed to the lower revenue and negative same store sales growth which decreased margins and created an inability to leverage expenses over a broader revenue base.

      Selling, general and administrative expenses increased from $23.4 million in 1998 to $26.3 million in 1999, a 12% increase. The increase is primarily attributable to legal and other costs of approximately $1.7 million in 1999, related to the Department of Justice action, the Office of Inspector General's document subpoena and shareholder class action lawsuits. The Company expects to continue to incur significant legal and other related costs until the aforementioned actions are resolved. As a percentage of revenues, selling, general and administrative expenses were 26% in 1999 compared to 22% in 1998. The increase is due to the higher legal expense and decreased revenue in 1999.

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

Liquidity and Capital Resources

      Working capital was $44.4 million at December 31, 2000 compared to $55.4 million at December 31, 1999. Total cash, cash equivalents and marketable securities held-to-maturity as of December 31, 2000 was $46.0 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The ratio of current assets to current liabilities decreased from 4.4:1 at December 31, 1999 to 3.3:1 at December 31, 2000. The Company's decrease in working capital and current ratio is primarily attributable to a reduction in accounts receivable and the Company's $17.4 million repurchase of stock.

      Cash flows provided by operations for 2000 totaled $17.9 million primarily attributable to a decrease in accounts receivable, $4.3 million in depreciation and amortization expense and an increase in accounts payable and accrued expenses of $3.3 million. Cash flows provided by investing activities for 2000 totaled approximately $2.1 million primarily attributable to the excess of sales of marketable securities over purchases and asset sales. Cash flows used in financing activities totaled $17.2 million for 2000 which was attributable to the repurchase of shares.

      During 2000, the Company experienced a $10.8 million decrease in net accounts receivable and a decrease in the average number of days receivables outstanding to 61 days as of December 31, 2000 compared to 76 as of December 31, 1999. Further, compared to December 31, 1999, the Company's accounts payable and accrued expenses increased $3.3 million as of December 31, 2000.

      The Company's longer term cash requirements include acquisition costs and working capital for the expansion of its wound care business. On March 20, 2001, the Company signed a definitive agreement to purchase all of the outstanding shares of Millennium Health, Inc. for $32.3 million and the assumption and repayment of $5 million in debt. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's management information systems, and the repurchase of Company stock. Additionally the Company expects to incur significant legal costs related to the Department of Justice actions and shareholder class action lawsuits filed against the Company during April 1999 (See Legal Proceedings, Part I Item 3). The Company expects that based on its current business plan, its existing cash, cash equivalents and marketable securities will be sufficient to satisfy its current working capital needs. The Company anticipates obtaining a revolving line of credit to supplement its working capital needs as the result of the Millennium Health acquisition. The effect of inflation risk is considered immaterial.

Health Insurance Portability and Protection Act

      During 2000 final regulations regarding the protection of the privacy of personal health information, promulgated by the Department of Health and Human Services, were published in the Federal Register. These regulations set the standards for securing patient records and generally prohibit covered entities from using or disclosing protected health information. As a result of these regulations, the Company anticipates expenditures in ensuring patient data kept on computer networks maintained at the Wound Care Centers and corporate offices are in compliance with these regulations. While the Company believes that it will be in compliance by the February 2003 deadline, there can be no assurances that the cost of reaching compliance will not have a material impact on the financial condition of the Company.

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

The following table sets forth the financial results of the Company for the eight quarters ended December 31, 2000 (in thousands, except per share data):

                                            Net (Loss)   Income Per           Income Per
 Quarter Ended    Revenues    Gross Profit  Income       Common Share Basic   Common Share Diluted
 -------------------------------------------------------------------------------------------------
 2000:
  December 31     $  14,982   $ (5,096)     $ (2,661)    $   (.34)            $  (.34)
  September 30       18,919       (183)          309          .04                 .04
  June 30            21,590        775           835          .09                 .09
  March 31           22,200      1,681         1,389          .14                 .14

 1999:
  December 31     $  24,367   $  9,702      $  2,130     $    .21             $   .21
  September 30       25,979     10,262         2,201          .22                 .22
  June 30            25,620     10,131         2,319          .23                 .23
  March 31           24,243     11,169         3,812          .32                 .31


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III


      This information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

     The  following   consolidated   financial  statements  of  Curative  Health
Services, Inc. are included herein:

                                                                            Page
                                                                          Number
                                                                          ------
      Report of Independent Auditors....................                     F-1

      Consolidated Balance Sheets at December 31, 2000 and 1999              F-2

      Consolidated Statements of Income for the years ended
        December 31, 2000, 1999 and 1998................                     F-3

      Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 2000, 1999 and 1998....                     F-4

      Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998................                     F-5

      Notes to Consolidated Financial Statements........                     F-6

   2. Financial Statement Schedules. The following financial statement schedule of Curative Health Services, Inc. is included herein:

      Schedule                                                              Page
      --------                                                              ----
      II   Valuation and Qualifying Accounts............                     S-1

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

   3. Exhibits. The exhibits listed in the accompanying Index to Exhibits immediately following the financial statement schedules are filed with this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K by the Company during the fiscal quarter ended December 31, 2000.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CURATIVE  HEALTH SERVICES, INC.
                                                By: /s/  John C. Prior
                                                    ------------------
                                                    John C. Prior
                                                    President
Dated:  March 30, 2001
                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Prior and Thomas Axmacher, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
Title
Date
/s/ John C. Prior           President                         March 30, 2001
-----------------          (Principal Executive Officer)
John C. Prior               Secretary


/s/ Thomas Axmacher         VP Finance and CFO                March 30, 2001
-------------------        (Principal Financial and
Thomas Axmacher             Accounting Officer)

/s/ Joseph Feshbach         Chairman of the Board and         March 30, 2001
-------------------         Director
Joseph Feshbach

/s/ Paul S. Auerbach        Director                          March 30, 2001
--------------------
Paul S. Auerbach

/s/ Daniel E. Berce         Director                          March 30, 2001
-------------------
Daniel E. Berce

/s/ Lawrence English        Director                          March 30, 2001
--------------------
Lawrence English

/s/ Joel Kurtzman           Director                          March 30, 2001
-----------------
Joel Kurtzman

/s/ Daniel A. Gregorie      Director                          March 30, 2001
----------------------
Daniel A. Gregorie

/s/ Gerard Moufflet         Director                          March 30, 2001
-------------------
Gerard Moufflet

/s/ Timothy I. Maudlin      Director                          March 30, 2001
----------------------
Timothy I. Maudlin

                    Report of Independent Auditors


Board of Directors and Stockholders
Curative Health Services, Inc.

      We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP
Melville, New York
March 20, 2001

              CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      December 31,
                                                                     2000      1999
                                                                     ----      ----
ASSETS
   Cash and cash equivalents ..................................   $19,016   $16,215
   Marketable securities held-to-maturity .....................    26,978    30,807
   Accounts receivable (less allowance of $2,046 and $2,276
      at December 31, 2000 and 1999, respectively)  ...........     9,843    20,653
   Deferred tax assets ........................................     2,806     2,271
   Assets available for sale ..................................     3,683         -
   Prepaid and other current assets ...........................     1,664     1,820
                                                                  -------   -------
      Total current assets ....................................    63,990    71,766
   Property and equipment, net ................................     7,065    12,010
   Other assets ...............................................     4,111     4,134
                                                                  -------   -------
      Total assets ............................................   $75,166   $87,910
                                                                  =======   =======

LIABILITIES & STOCKHOLDERS' EQUITY
   Accounts payable ...........................................   $ 7,308   $ 7,831
   Accrued expenses ...........................................    12,288     8,479
                                                                  -------   -------
      Total current liabilities ...............................    19,596    16,310

   Commitments and contingencies Stockholders' equity:
      Preferred stock, $.01 par value per share; 10,000,000
        shares authorized, none issued ........................         -         -
      Preferred stock, Series A Junior Participating, par value
       $.01 per share, 500,000 shares authorized, none issued .         -         -
      Common stock, $.01 par value per share; 50,000,000
        shares authorized 7,196,439 shares issued and
        outstanding (10,090,110 shares in 1999) ...............        71       100
      Additional paid in capital ..............................    30,896    46,769
      Retained earnings .......................................    24,603    24,731
                                                                  -------   -------
   Total stockholders' equity .................................    55,570    71,600
                                                                  -------   -------
   Total liabilities and stockholders' equity .................   $75,166   $87,910
                                                                  =======   =======

                 See notes to consolidated financial statements
                                      F-2

               CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                   Year Ended December 31,
                                                               -----------------------------
                                                                 2000        1999       1998
                                                                 ----        ----       ----
Revenues .................................................   $ 77,691    $101,209   $103,987
Costs and operating expenses:
   Costs of product sales and services ...................     51,073      59,945     56,035
   Selling, general and administrative ...................     29,441      26,273     23,358
                                                             --------    --------   --------
      Total costs and operating expenses .................     80,514      86,218     79,393
                                                             --------    --------   --------
(Loss) income from operations ............................     (2,823)     14,991     24,594
Interest income ..........................................      2,609       2,037      2,660
                                                             --------    --------   --------
(Loss) income before income taxes ........................       (214)     17,028     27,254
Income tax (benefit) provision ...........................        (86)      6,566     10,217
                                                             --------    --------   --------
Net (loss) income ........................................   $   (128)   $ 10,462   $ 17,037
                                                             ========    ========   ========
Net (loss) income per common share, basic ................   $   (.01)   $    .99   $   1.34
                                                             ========    ========   ========
Net (loss) income per common share, diluted ..............   $   (.01)   $    .97   $   1.30
                                                             ========    ========   ========
Denominator for basic earnings per share, weighted average
   common shares .........................................      8,780      10,559     12,704
                                                             ========    ========   ========
Denominator for diluted earnings per share, weighted
   average common shares assuming conversions ............      8,780      10,756     13,071
                                                             ========    ========   ========

                       See notes to consolidated financial statements
                                      F-3

                     CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In thousands, except shares)

                                                                     Additional Retained          Total
                                                                     Paid-in    Earnings  Stockholders'
                                                   Common Stock      Capital    (Deficit)        Equity
                                               Shares        Amount
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                     12,561,342   $125     $75,235        $(2,768)    $72,592
   Exercise of options                            196,940      2      1,916              -        1,918
   Tax benefit from stock option
           exercises                                    -      -      1,849              -        1,849
-------------------------------------------------------------------------------------------------------
   Net income for 1998                                  -      -          -         17,037       17,037
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     12,758,282    127     79,000         14,269       93,396
   Exercise of options                              6,828      -         33              -           33
   Shares repurchased and retired              (2,675,000)   (27)   (32,293)             -      (32,320)
   Tax benefit from stock option
           exercises                                    -      -         29              -           29
-------------------------------------------------------------------------------------------------------
   Net income for 1999                                  -      -          -         10,462       10,462
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                     10,090,110    100     46,769         24,731       71,600
   Exercise of options                             27,654      -        125              -          125
   Shares repurchased and retired              (2,921,325)   (29)   (17,333)             -      (17,362)
   Increased equity in Accordant Health
     Services, Inc                                      -      -      1,335              -        1,335
   Net loss for 2000                                    -      -          -           (128)        (128)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      7,196,439    $71    $30,896        $24,603      $55,570
=======================================================================================================


                       See notes to consolidated financial statements
                                      F-4

               CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Year Ended December 31,
                                                                    ----------------------------
                                                                    2000        1999        1998
                                                                    ----------------------------
OPERATING ACTIVITIES:
Net (loss) income ...........................................   $   (128)   $ 10,462    $ 17,037
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation & amortization ...............................      4,294       3,983       2,794
  Provision for doubtful accounts ...........................      2,189       3,668       1,957
  Equity in operations of investee ..........................        431         496          85
  Deferred income taxes .....................................       (535)     (1,229)        193
  Tax benefit from stock option exercises ...................          -          29       1,849
Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable ................      8,621      (4,450)     (7,617)
  Increase in prepaid and other current assets ..............       (294)       (641)       (255)
  Increase in accounts payable and accrued expenses .........      3,320         592       3,418
                                                                 -------     -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................     17,898      12,910      19,461
INVESTING ACTIVITIES:
Investment in Accordant Health Services, Inc. and other .....          -      (1,071)     (3,000)
Purchases of property and equipment .........................     (1,689)     (2,575)     (6,840)
Purchases of marketable securities held-to-maturity .........    (30,359)    (35,854)    (49,942)
Sales of marketable securities held-to-maturity .............     34,188      50,877      22,919
                                                                 -------     -------     -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........      2,140      11,377     (36,863)
FINANCING ACTIVITIES:
Stock repurchases ...........................................    (17,362)    (32,320)          -
Proceeds from exercise of stock options, warrants
  and subscription receivable ...............................        125          33       1,918
Principal payments on capital lease obligations and revolving
  line of credit ............................................          -          (7)       (40)
                                                                 --------    --------    -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .........    (17,237)    (32,294)      1,878
                                                                 --------    --------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............      2,801      (8,007)    (15,524)
Cash and cash equivalents at beginning of year ..............     16,215      24,222      39,746
                                                                --------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR ....................   $ 19,016    $ 16,215    $ 24,222
                                                                ========    ========    ========
SUPPLEMENTARY CASH FLOW INFORMATION:
  Interest paid .............................................   $      -    $      2    $     31
                                                                ========    ========    ========
   Income taxes paid ........................................   $  1,374    $  6,315    $  5,330
                                                                ========    ========    ========

SUPPLEMENTAL INFORMATION PERTAINING TO NON-CASH INVESTING AND FINANCING
ACTIVITIES: During 2000, the Company recorded an increase of $1,335,000 to its investment in Accordant Health Services, Inc. and a corresponding increase to paid-in capital related to an increase in the value of the Company's equity interest in Accordant resulting from an equity offering done by Accordant.

                 See notes to consolidated financial statements
                                     F - 5

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000


NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Organization: The Company was organized under the laws of the State of Minnesota in October 1984. It is a disease management company in the chronic wound care business. The Company, operating in one business segment, manages a nationwide network of Wound Care Centers that offers patients a multi-disciplinary comprehensive wound treatment program. The Company's management agreements with hospitals and other health care providers generally have terms of three to five years.

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

      Net Income (Loss) Per Share:  Basic and diluted  income (loss) per share
is  calculated  in  accordance  with  Financial   Accounting  Standards  Board
("FASB")  Statement No. 128.

      Property and Equipment: Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives (generally 4 to 7 years). Leased equipment capitalized and leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

      Other Assets: As of December 31, 1999 and 2000, other assets totaled $4,134,000 and $4,111,000 respectively. As of December 31, 1999, other assets consist of costs of filing patents and trademarks of $644,000, the net investment of $3,419,000 in Accordant Health Services, Inc. (See Note C) and a note receivable of $71,000. As of December 31, 2000, other assets consist primarily of the net investment of $3,931,000 in Accordant Health Services, Inc. and notes receivable of $180,000.

      Long-Lived Assets: The Company periodically reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows analyses. Such review has been performed by management and does not indicate an impairment of such assets, except for the impairment of assets available for sales (See Note B).

      Cash and Cash Equivalents: Cash and cash equivalents consist of demand deposits with banks, certificates of deposit with maturities of less than three months at the time of purchase and highly liquid money market fund investments.

      Marketable Securities Held-to-Maturity: Held-to-maturity marketable securities represent highly liquid money market instruments with maturities of greater than three months at time of purchase. These securities, consisting principally of securities of municipalities, commercial paper and U.S. Government agencies maturing at various dates through November 2001, are valued at amortized cost which approximates market.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000



NOTE A-- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The Company's investment policy gives primary consideration to safety of principal, liquidity and return. The Company invests its funds with institutions that have high credit ratings and to date has not experienced any losses on its investments. The Company classifies its investments in such securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. As of December 31, 1999 and 2000, the Company had approximately $115,000 of unrealized losses and $16,000 of unrealized gains on marketable securities, respectively.

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

      Advertising: The Company expenses advertising and community education costs when incurred. Advertising and community education expense was approximately $10,166,000, $8,056,000, and $6,037,000 for 1998, 1999 and 2000,
respectively.

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

NOTE B -- SALE OF PROCUREN BUSINESS

      On January 2, 2001, the Company sold the assets of its Procuren business for approximately $3.8 million to Cytomedix, Inc. ("Cytomedix"). Under the agreement, Cytomedix will be the exclusive manufacturer of Procuren and Curative will be the exclusive distributor of Procuren solution in the United States. Curative will also receive royalties based on the sales of products that are developed from the associated patents on sales outside the United States. The consideration received by the Company was $2.1 million in cash, $1.7 million in a convertible secured promissory note, and a warrant certificate to purchase 600,846 shares of Cytomedix common stock at purchase price of the lesser of $.50 per share or a price per share equal to the average of the three lowest intraday sales prices as reported by a reliable reporting service during the 20 trading days preceding the date on which the warrant is exercised. Assets related to this sale are shown as assets available for sale in the accompanying consolidated balance sheet and are carried at fair value. The Company recorded a $.2 million impairment charge on the assets available for sale at December 31, 2000, based on the net realizable value of the assets. The $.2 million charge has been

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000


NOTE B-- SALE OF PROCUREN BUSINESS (continued)

included in selling, general and administrative expense in the accompanying financial statements. The Company recorded reserves totaling $.8 million at December 31, 2000, related to leases assigned to Cytomedix under which the Company remains as a guarantor.

NOTE C -- EQUITY INVESTMENT

      On June 4, 1998, the Company signed an agreement with Accordant Health Services, Inc. ("Accordant") in which the Company agreed to invest $4 million in Accordant preferred stock. The Company currently has an 8.6 percent interest in Accordant and is accounted for using the equity method of accounting as the Company has the option to convert the Accordant preferred stock into common stock. In addition, the Company has significant influence over the operations of Accordant. The Company's share of Accordant's 1998, 1999 and 2000 net loss was approximately $85,000, $496,000 and $431,000, respectively. During 2000, the Company recorded an increase of $1,335,000 to its investment in Accordant Health Services, Inc. and a corresponding increase to paid in capital related to an increase in the value of the Company's equity interest in Accordant as the result of an equity financing done by Accordant in 2000. The financing diluted the Company's ownership interest to 8.6% from 11%, but increased the value of its share of the underlying equity. The Company's investment in Accordant is not material to the Company's consolidated financial statements. At December 31, 1999 and 2000, the Company's investment in Accordant exceeded its underlying equity in such investment by $3.4 million and $3.0 million, respectively.

NOTE D -- PROPERTY AND EQUIPMENT
      A summary of property and equipment and related accumulated depreciation and amortization follows:
                                                         December 31,
                                                         -----------
                                                       2000        1999
                                                       ----------------
                                                        (In thousands)
  Property and equipment.......................     $15,829     $18,394
  Leased equipment capitalized.................       1,371       1,371
  Leasehold improvements.......................       2,556       5,766
                                                      -----       -----
                                                     19,756      25,531
  Less accumulated depreciation and amortization     12,691      13,521
                                                     ------      ------
                                                    $ 7,065     $12,010
                                                    =======     =======

NOTE  E -- ACCRUED EXPENSES Accrued expenses are as follows:

                                                         December 31,
                                                         -----------
                                                       2000         1999
                                                       -----------------
                                                        (In thousands)
            Incentive compensation and benefits.    $  1,817    $  2,616
            Deferred compensation ..............       1,251         874
            Marketing and community education ..         560         691
            Salaries ...........................       1,246       1,431
            Health benefits ....................         990         996
            Severance pay ......................       2,102           -
            Reserves for leases assigned........         800           -
            Other ..............................       3,522       1,871
                                                       -----       -----
                                                    $ 12,288    $  8,479
                                                    ========       =====

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000



NOTE F -- LEASES
      The Company has entered into several noncancellable operating leases for the rental of certain office space expiring in various years through 2005. The principal lease for office space provides for monthly rent of approximately $60,000. The following is a schedule of future lease payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2000:

                                                            Operating Leases
                                                            -----------------
                                                             (In thousands)

      2001 ....................................                $  1,362
      2002 ....................................                   1,127
      2003.....................................                     979
      2004.....................................                     857
      2005.....................................                     393
                                                                  -----
      Total....................................                $  4,718
                                                                  =====

      Rent expense for all operating leases was approximately $2,113,000, $2,130,000 and $1,534,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE G -- STOCKHOLDERS' EQUITY

      Director Share Purchase Program: The Company maintains a Director Share Purchase Program (the "Program") to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director's annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company's common stock at market value. At December 31, 2000 and 1999, 118,406 shares of common stock were reserved for future issuance under the Program.

     Stock Repurchase Plans: Since February 1999, the Company has announced stock repurchase plans authorizing repurchases of 7.5 million shares. As of December 31, 2000, a total of 5,596,325 shares had been repurchased at a cost of $49,682,000, including 2,921,325 purchased in 2000 at a cost of $17,362,000.

      Restricted Stock Awards Plan: During 1999, the Company implemented a Restricted Stock Award Plan (the "Plan") for certain key executives. The total shares to be granted under the Plan are 73,000 shares at a price of $5.41 per share. The shares vest over a three-year period. During 2000, 17,222 shares were exercised under the Plan.

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

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000


NOTE H -- STOCK BASED COMPENSATION PLANS

      The Company has stock option plans which provide for the granting of non-qualified or incentive options to employees, directors, consultants and advisors. The plans authorize granting of up to 5,406,695 shares of the Company's common stock at the market value at the date of such grants. All options are exercisable at times as determined by the Board of Directors, not to exceed ten years after the grant date.

      Pro forma information regarding net income (loss) and net income (loss) per share is required by FASB No. 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions at December 31, 2000, 1999 and 1998 respectively: risk-free interest rate of 5.43%, 5.75% and 4.84%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 70.2%, 74.1% and 55.7%; and a weighted-average expected life of the options of 4 years.

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

                           (In thousands, except per share data)

                                              2000           1999         1998
                                              --------------------------------

         Net (loss) income:    As reported  $ (128)      $10,462      $17,037
                               Pro forma    (2,465)        8,403       14,622

                Basic EPS:     As reported  $ (.01)      $   .99      $  1.34
                               Pro forma      (.28)          .80         1.15

                Diluted EPS:   As reported  $ (.01       $   .97      $  1.30
                               Pro forma      (.28)          .78         1.12

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000

NOTE H-- STOCK BASED COMPENSATION PLANS - (CONTINUED)


      A  summary  of  the   Company's   stock  option   activity  and  related
information for the years ended is  as follows:

                                         2000                         1999                      1998
                                         -----------------------------------------------------------------------------
                                         Weighted Avg                 Weighted Avg              Weighted Avg
                                         Options Exercise Price       Options Exercise Price    Options Exercise Price

Outstanding at beginning of year         1,678,548  $ 24.58            1,367,434     $  25.81    1,353,614    $  22.92

Granted.................                 2,387,311     5.56              450,550         7.55      250,000       28.14

Exercised...............                   (10,432)    3.67               (6,828)        4.88     (196,940)       9.74

Cancelled...............                  (595,207)   10.44             (132,608)       19.13      (39,240)      21.59
                                         ---------                     ---------                 ---------
Outstanding at end of year               3,460,220    17.57            1,678,548        24.58    1,367,434       25.81
                                         =========                     =========                 =========
Exercisable at end of year               1,144,934    13.76              710,762        18.58      499,413       16.95
                                         =========                     =========                 =========
Weighted average fair value of
   options granted......                            $  3.16                          $   4.47                 $  13.85
                                                       ====                              ====                    =====


The following table summarizes information about stock options outstanding at December 31, 2000:

                     Options  Outstanding                           Options Exercisable
                              Weighted Average
                     Options  Remaining            Weighted Average                  Weighted
 Exercise prices Outstanding  Contractual Life     Exercise Price     Shares         Average
                              (In Years)                                             Exercise Price
 ==================================================================================================
  $ 1.55 - $4.75     88,201         3.63           $ 3.88             88,201          $ 3.88

    4.813 - 7.00  2,332,933         6.81             5.63            466,874            5.81

    8.50 - 11.50    180,882         6.21            10.92            158,544           10.84

   13.25 - 20.00     94,459         5.27            17.84             94,459           17.84

   20.25 - 33.06    763,745         6.75            29.37            336,856           27.59
                    -------         ----                             -------
                  3,460,220         5.73                           1,144,934
                  =========         ====                           =========

At December 31, 2000, 596,452 shares of common stock were reserved for future issuance, excluding shares reserved for options outstanding.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000


NOTE I -- INCOME TAXES
      Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows:
                                                         2000        1999

       Bad debt reserve                              $    640    $    856
       Affiliate net operating loss carryforward          642         591
       Other reserves and accruals                      1,004         576
       Book over tax depreciation                         520         248
                                                          ---         ---
       Deferred tax assets                           $  2,806    $  2,271
                                                        =====       =====

Significant components of the (benefit) provision for income taxes are as follows:

                                          2000        1999         1998
                                          -----------------------------
   Current:
     Federal                             $ 378     $ 6,651      $ 8,434
     State                                  71       1,144        1,590
   Deferred                               (535)     (1,229)         193
                                          ----      ------        -----
   Total income tax (benefit) provision  $(86)     $ 6,566      $10,217
                                         =====     =======      =======

A reconciliation of income tax computed at the U.S. Federal statutory tax rate to income tax (benefit) expense is as follows:

                                           2000         1999     1998
                                           --------------------------

             Federal statutory tax rate   (35.0%)       35.0%    35.0%
               State income taxes net
                  of Federal tax benefit   (4.0%)        4.4%     3.8%
               Other                       (1.2%)        (.8%)   (1.3%)
                                           -----        -----   ------
               Effective tax rate         (40.2%)       38.6%    37.5%
                                          =======       =====    =====

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000


NOTE J -- MAJOR CUSTOMERS

      In 1998, 1999 and 2000, the Company derived 25%, 13%, and 11% of its consolidated revenues from one customer, respectively.

NOTE K -- LEGAL PROCEEDINGS

      In April 1999, the Company learned through a press release from the United States Department of Justice ("DOJ") that a complaint was filed by a "whistleblower" relator under the Federal Civil False Claims Act alleging that the Company made improper charges to Columbia/HCA hospitals as well as other hospitals. The case, filed as United States ex. rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc. in the Federal District Court for the Middle District of Florida, Tampa Division, has been transferred to the United States District Court for the District of Columbia.

      Under the False Claims Act, the whistleblower relator could be entitled to approximately 15% of any amounts obtained from the defendants. This potential bounty under the False Claims Act was intended by Congress to motivate private persons to bring actions of this nature.

      In February 2001, the Office of the U.S. Attorney for the Middle District of Florida informed the Company, through its outside legal counsel, that it was the subject of a criminal investigation concerning its business relationships with the former Columbia/HCA.

      In February 2001, the DOJ initiated settlement discussions with the Company and the Company expects that this process will continue. On March 15, 2001, the government filed its amended complaint in the Parslow case. The amended complaint alleges that pursuant to the Company's management services contracts with various Columbia/HCA hospitals, Company personnel provided services which the government characterizes as marketing and advertising services. The complaint further alleges that these services are not reimbursable under the Federal Medicare Program and that the hospitals submitted false claims to the Medicare Program by including the Company management fees on cost reports submitted by the hospitals to Medicare. The complaint contends that the Company, by providing these alleged marketing and advertising services and by charging a management fee for its services, caused the submission of false claims by the hospitals. Further, the complaint alleges that the Company, through its employees, recommended the services of Wound Care Centers and Columbia/HCA hospitals to patients and physicians. The complaint alleges that the Company arranged for patients to receive medical services from Columbia/HCA hospitals. The government contends that the management fees the Company received from the Columbia/HCA hospitals were illegal payments in exchange for patient referrals to Columbia/HCA hospitals. The hospitals filed these cost reports claiming reimbursement of the management fees. The government alleges that the hospital cost reports were false claims because the Company's management fees were improper under the Federal Medicare-Medicaid anti-kickback statute.

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

In January 2000, the Company disclosed that a qui tam action was filed under seal in the United States District Court for the Southern District of New York in 1998. Pursuant to a court order, the seal under which this action was filed was modified to, among other things, permit the Company to disclose the allegations in the complaint in its periodic filings with the Securities and Exchange Commission and as required to fulfill its disclosure obligations under federal and state securities laws. The complaint was filed by a "whistleblower" relator under the Federal Civil False Claims Act and names the Company and hospitals with which it does business as defendants.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000


NOTE K -- LEGAL PROCEEDINGS (continued)

The portion of the qui tam action related to Columbia/HCA hospitals has been transferred to the United States District Court for the District of Columbia.

      The complaint alleges, among other things, that the defendants violated the "anti-kickback" statute in part because a portion of the Company's fee was based upon the number of new patients seen in the wound care centers managed by the Company; engaged in prohibited self-referral transactions; improperly billed Medicare for costs and services not covered by Medicare; double billed Medicare for professional services; and submitted false claims to Medicare. Certain of the allegations are similar to the allegations made in the United States ex. rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Inc. qui tam action. The complaint in the Southern District of New York action asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that the defendants are liable to the United States for three times the amount of the alleged damages plus civil penalties of up to $10,000 per false claim.

      The United States has not yet decided whether to intervene in the portion of the New York qui tam action that remains in the jurisdiction of the New York Court. If it does not, then the plaintiff relator may pursue the claims on his/her own or may withdraw the complaint. On March 15, 2001, however, the government declined to intervene against the Company in that portion of the qui tam action related to the Company's business with Columbia/HCA that was transferred to the U.S. District Court for the District of Columbia.

      The Company disagrees with the characterizations in that complaint of its contractual arrangements, its services, and the fees it charges for those services, and intends to defend itself vigorously in this action. An adverse result in this qui tam action could have a material adverse effect on the Company's business, financial condition and/or results of operations.

      Further, if the government were to conclude that the Company engaged in any misconduct, it could result in affecting the Company's relationship with all of its hospital customers, substantial monetary fines and penalties, and even exclusion from the governmental healthcare programs which could have a material adverse effect on the business, financial position and results of operations of the Company.

      Subsequent to the disclosure of the Parslow "whistleblower" lawsuit and Department of Justice action, the Company and , in some cases, certain of its officers were named in four shareholder lawsuits, namely:

            Ernest Hack versus Curative Health Services, Inc et. al.

            Scott Thompson versus Curative Health Services, Inc. et al.

            Tirdad Thompson versus Curative Health Services, Inc. et al.

            William Nolan versus Curative Health Services, Inc. et al.

      All suits were filed in the United States District Court for the Eastern District of New York. The four shareholder lawsuits have been consolidated into one class-action lawsuit. The lawsuits allege generally that the Company and its officers violated federal securities laws by disseminating materially false and misleading statements and failing to disclose material information relating to the contractual relationships with Columbia/HCA Healthcare Corporation and other hospitals, and certain purported misrepresentations in connection therewith. The suit seeks to recover unspecified damages from defendants. The Company denies the allegations and intends to vigorously defend the suits. The Court denied defendant's motion to dismiss and discovery is currently ongoing. An adverse result in this lawsuit could have a material adverse effect on the Company's business, financial condition and/or results of operations.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000


NOTE K -- LEGAL PROCEEDINGS (continued)

      Notwithstanding its belief that it has complied with the law and its intention to defend itself vigorously, if it is determined to be in the best interests of the Company, it is possible that the Company will eventually choose to enter into a settlement with the government related to the qui tam actions and/or the plaintiffs in the securities litigation lawsuit that could have a material adverse effect on the Company's business, financial condition and/or results of operations.

      In addition, the Company, in the ordinary course of business, is the subject of or party to various lawsuits, the outcome of which, in the opinion of management, will not have a material adverse effect on its financial position or results of operations.


NOTE L -- EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:
                                                     2000       1999        1998
                                                     ---------------------------
                                                            (In thousands)
      Denominator:
          Denominator for basic earnings per
          share, weighted average shares            8,780     10,559      12,704

      Effect of dilutive employee stock options (a)    -         197         367
                                                     ---         ---         ---
      Denominator for diluted earnings per share,
          adjusted weighted average shares and
          assumed conversions                       8,780     10,756      13,071
                                                    =====     ======      ======

(a) Potentially dilutive employee and director stock options that have been excluded from this amount because they are anti-dilutive amounted to 425,000, 1,198,000, and 1,578,000 in 1998, 1999, and 2000, respectively.

      The numerator for basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 is the net income for the period.


NOTE M -- EMPLOYEE BENEFITS

            The Company maintains a qualified Employee Savings Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reductions and employer contributions at the discretion of the Company. The Company currently has authorized employer contributions of 50% of employees' contribution up to 2% of the employees' compensation. The Company's contribution expense was $480,000, $552,000 and $524,000 in 1998, 1999 and 2000, respectively.

     Since 1999, the Company also maintained a non-qualified Deferred Compensation Plan for certain executives and directors. The Company's expense for this Deferred Compensation Plan was $145,000 and $116,000 in 1999 and 2000, respectively. This plan was terminated effective January 1, 2001.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000


NOTE N -- SUBSEQUENT EVENTS

            On March 20, 2001, the Company announced it had signed a definitive agreement to purchase all of the outstanding shares of Millennium Health, Inc. for $32.3 million and the assumption and repayment of approximately $5 million in debt, for a total of $37.3 million in cash. Millennium is a privately held specialty pharmaceutical company engaged in the distribution of biopharmaceuticals.

                                                                    Schedule II



                      CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 2000


 COL. A                             COL.B                 COL. C                        COL. D        COL. E
--------------------------------------------------------------------------------------------------------------
                                                          ADDITIONS

                                    Balance at            Charged to    Charged to                   Balance at
                                    Beginning             Costs and     Other Account   Deductions   End
 DESCRIPTION                        of Period             Expenses      Describe        Describe     of Period
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
Allowance for doubtful accounts     $ 2,276,000           $ 2,189,000   $      -   $ 2,419,000(1)    $ 2,046,000
                                    ===========           ===========      =====   =============     ===========
Year ended December 31, 1999
Allowance for doubtful accounts     $ 1,679,000           $ 3,668,000   $      -   $ 3,071,000(1)    $  2,276,000
                                    ===========           ===========      =====   =============     ============
Year ended December 31, 1998:
Allowance for doubtful accounts     $ 2,492,000           $ 1,957,000   $      -   $ 2,770,000(1)    $  1,679,000
                                    ===========           ===========      =====   =============     ============


(1)   Accounts written off

                              INDEX TO EXHIBITS

Exhibit No. Description                                                 Page No.
-------------------------------------------------------------------------------

   3.1      Articles of Incorporation of the Company                         (1)

   3.2      Bylaws of the Company                                            (1)

   4.0      Rights Agreement, dated as of October 25, 1995 between
            Curative Technologies, Inc. and Bank Minnesota,
            National Association, as Rights Agent                            (7)

   4.1      Stock Purchase Agreement, dated July 6, 1989, among
            the Company and certain investors named therein          (1)(Ex.4.2)

  10.1      Technology Transfer Agreement, dated September 21, 1990,
            between Curative Technologies GmbH and the Company      (1)(Ex.10.8)

  10.2 Contractual Agreement for Wound Healing Product effective as of January 1, 1988, between the Company and the University of
            Minnesota Hospital and Clinic                          (1)(Ex.10.17)

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

  10.6      1991 Stock Option Plan                               (1)(Ex.10.27)**

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

Exhibit No. Description                                                 Page No.
-------------------------------------------------------------------------------

  10.14     Amendment of Employment Agreement, dated September 1, 1997
            between John Vakoutis and the Company                          (9)**

10.14.1     Transition Agreement between Curative Health Services, Inc. and
            John Vakoutis                                                     *

  10.15     Employment Agreement dated as of September 1, 1997, between
            Carol Gleber and the Company                                   (9)**

10.15.1     Transition Agreement between Curative Health Services, Inc. and
            Carol Gleber                                                    (13)

  10.16     Employment Agreement dated as of June 17, 1987, between
            Gary Jensen and the Company                                    (6)**

  10.19    Curative Technologies, Inc. Non-Employee Director
           Stock Option Plan                                                 (8)

10.19.1    Amendment No. 1 to Curative Technologies, Inc. Non
           Employee Director Stock Option Plan                    (10)(Ex.10.19)

10.19.2    Amendment to the Non-Employee Director Stock Option Plan         (14)

10.20      Employment Agreement dated as of October 21, 1998 between
           Robert Heisler and the Company                                 (12)**

10.21      Amended Employment Agreement dated December 17, 1997 between
           William Tella and the Company                                  (11)**

10.22      Development and Licensing Agreement dated May 19, 1998 between
           Accordant Health Services, Inc. and the Company                  (12)

10.23      Stock Purchase Agreement dated May 1998, among Accordant Health
           Services, Inc, the Company and certain investor named herein.    (12)


10.24      Curative Health Services, Inc. 2000 Stock Option Plan              *

10.25      Asset Purchase Agreement among Cytomedix, Inc., Cytomedix, N.V.,
           CHS Services, Inc. and Curative Health Services, Inc. dated as of
           October 12, 2000.                                                (13)

10.26      Employment Agreement dated as of September 18, 2000, between Roy
           McKinley and the Company.                                          *

10.27      Employment Agreement dated as of September 18, 2000, between Jule
           Crider and the Company.                                            *

10.28      Form of Restricted Stock Award Agreement                         (15)

10.29      Non-Employee Director Severance Plan                             (16)

Exhibit No. Description                                                 Page No.
--------------------------------------------------------------------------------

  21        Subsidiaries of the Registrant                                    *

  23        Consent of Ernst & Young LLP                                      *

  24        Power of Attorney (included signature page)


*  Filed herewith
** Required to be filed pursuant to Item 601(b) (10) (ii) (A) or (iii) of Regulation S-K.

(1) Incorporated by reference to similarly numbered exhibit to the Company's current report on Form 8-K dated May 30, 1996.
(2) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 33-39880).
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed July 7, 1993, No. 33-65710).
(4) Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1993.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed October 13, 1994, No. 33-85188).
(6) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1994.
(7) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated November 6, 1995.
(8) Incorporated by reference to Exhibit 10.25.2 to the Company's Quarterly Report on Form 10-Q filed for the year ended June 30, 1996.
(9) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report and Form 10-K filed the year ended December 31, 1997.
(10) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(11) Incorporated by reference to Exhibit 10.45.1 to the Company's Quarterly Report on Form 10Q for the quarter ended March 3, 1998.
(12) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on From 10K filed for the year ended December 31, 1998.
(13) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(14) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(15) Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(16) Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

                                                                Exhibit 10.14.1


                            TRANSITION AGREEMENT

      THIS TRANSITION AGREEMENT effective as of November 2, 2000 (the "Agreement") is made by and between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and JOHN VAKOUTIS, an individual residing in the State of New York (the "Executive").

      WHEREAS, pursuant to an Amended and Restated Employment Agreement effective as of September 1, 1997 between the Company and Executive, a copy of which is annexed hereto as Exhibit A (the "Employment Agreement"), Executive has been serving as the Company's President and Chief Executive Officer;

      WHEREAS, the parties have agreed that Executive will resign immediately as a director of the Company and will resign effective as of the close of business on December 1, 2000 from his current position as an executive officer of the Company (the effective date of such resignation as an executive officer, the "Transition Date"); and

      WHEREAS, in light of Executive's history with the Company and his extensive knowledge of the Company's business, the Company desires to reward Executive for his past contributions to the success of the Company on the terms and subject to the conditions set forth herein, which will not interfere with or jeopardize Executive's future employment.

      NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. Resignation. Executive shall and does hereby resign as a director of the Company. Effective as of the Transition Date, Executive shall and does hereby resign as an executive officer of the Company. Accordingly, subject to Section 5 below, the Employment Agreement shall be terminated as of the Transition Date.

2. Benefits. It is the intention of the Company to provide to Executive, as compensation upon his resignation as an executive officer of the Company, benefits equal to or better than the benefits he would have received pursuant to
Section 4.5(a) of the Employment Agreement as if the Company had terminated the Employment Agreement without Cause (as such term is defined in the Employment Agreement). Accordingly, the Company agrees, subject to the terms and conditions of this Agreement, to provide to Executive (i) for the 36-month period commencing on the Transition Date (the "Benefit Period"), the welfare benefits described in Section 3.2 of the Employment Agreement that Executive was receiving immediately prior to the Transition Date (it being agreed that Executive's COBRA rights shall not begin until after the Benefit Period); (ii) a lump sum severance payment of $1,108,654.24, on January 2, 2001, but in no event earlier than the date this Agreement becomes effective pursuant to Section 10 below; and (iii) $1,220 as a payment for Executive's unused vacation pay. The Company shall pay to Executive on January 2, 2001, the then current balance of his account in the Company's Deferred Compensation Plan, which balance as of September 30, 2000, was $416,426.25.

3. Expenses. The Company shall reimburse Executive up to $15,000 upon presentation of paid invoices for legal expenses and outplacement counseling fees and expenses actually paid by him in connection with his resignation pursuant to this Agreement. The Company agrees to reimburse Executive for expenses incurred prior to the Transition Date pursuant to Section 3.3 of the Employment Agreement upon submission of customary reimbursement forms by Executive, which expenses shall be paid promptly. The Company agrees that, subject to the terms and conditions of this Agreement, Executive shall be entitled to reimbursement of expenses consistent with past practice and the use of the automobile currently furnished to him by the Company pursuant to Section
3.4 of the Employment Agreement until May 1, 2003. Executive shall return such automobile to the Company on or before May 1, 2003.

4. Retention of Computers. Executive shall be entitled to retain the two Dell desktop computers that are currently in his possession.

5. Stock Options. A schedule of all unexpired options to purchase shares of Common Stock, $.01 par value per share, of the Company ("Options") and the restricted grant of such shares made on August 11, 1999 ("Restricted Stock Grant") held by Executive as of the Transition Date is set forth on Exhibit B hereto. The parties hereto hereby agree that, as set forth on Exhibit B, all Options which will vest pursuant to the terms of their respective grants at any time on or before December 1, 2002, shall instead vest and become exercisable by Executive on the Transition Date and shall remain exercisable until December 1, 2002. In addition, as set forth on Exhibit B, as of the Transition Date, Executive shall be vested in that number of shares of the Restricted Stock Grant set forth on Exhibit B. The shares of the Restricted Stock Grant and the shares issuable upon exercise of the Options shall continue to be available for sale under the Company's registration statement on Form S-8.

6. Restrictive Covenants. Notwithstanding the termination of the Employment Agreement, Section 5 of the Employment Agreement will survive according to its terms, and Executive hereby agrees to be bound and abide by the restrictive covenants set forth therein.

7.    Release of Claims.

(a) As a material inducement to the Company to enter into this Agreement and in consideration for the payments to be provided by the Company to Executive as contained herein, Executive hereby irrevocably and unconditionally releases, acquits and forever discharges the Company, and each of its current and former owners, principals, stockholders, predecessors, successors, assigns, agents, directors, officers, employees, representatives, attorneys, divisions, subsidiaries, whether wholly or partially owned, and affiliates (and current and former agents, directors, officers, employees, representatives and attorneys of such divisions, subsidiaries and affiliates), and all persons acting by, through, under or in concert with any of them (collectively, the "Company Releasees") from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred), of any nature whatsoever, known or unknown, which Executive now has, owns or holds, or claims to have, own or hold, or which Executive at any time heretofore had, owned or held, or claimed to have, own or held against each or any of the Company Releasees relating to or arising from his employment by the Company or the change in title and responsibility to be effective on the Transition Date ("Executive Claim" or "Executive Claims"). The Executive Claims shall include, without implication of limitation, any claims made or which could have been made based upon the Employment Agreement, all claims for wrongful termination of employment whether in contract, tort or otherwise; all claims for constructive discharge; all claims for defamation or damage to reputation; all claims for breach of express or implied contract; all claims for intentional, reckless or negligent infliction of emotional distress; all claims for breach of any express or implied covenant of employment, including the covenant of good faith and fair dealing; all claims for interference with contractual or advantageous relations, whether prospective or existing; all claims for deceit or misrepresentation; all claims relating to the Executive's employment with the Company, including claims relating to his hire and change in position as President and Chief Executive Officer; all claims for discrimination under state or federal law, including, without limitation, claims under Title VII of the Civil Rights Act of 1964, as amended, the Age Discrimination in Employment Act, as amended, the Americans with Disabilities Act, as amended, the Rehabilitation Act of 1973, as amended, and under any applicable state fair employment practices law or statute; all claims for reinstatement; all claims for punitive damages; all claims for wages, bonuses, severance, back or front pay or other forms of compensation; and all claims for attorneys' fees and costs. The foregoing notwithstanding, this release and the Executive Claims shall not include: (i) all claims which arise from the Company's obligations under this Agreement; (ii) all claims in respect of Executive's rights under the Company's 401(k) Plan; (ii) all claims in respect of Executive's COBRA rights after the Transition Date or (iv) all claims in respect of Executive's rights to indemnification as an employee and officer of the Company pursuant to applicable law or the Company's organizational documents.

      Executive agrees that he will not hereafter pursue any Executive Claim against any Company Releasee by filing a lawsuit in any local, state or federal court, and he shall not seek damages of any nature, attorney's fees, or costs from the Company or any of the other Company Releasees in connection therewith.

(b) As a material inducement to Executive to enter into this Agreement and in consideration for Executive's agreements contained herein, the Company hereby irrevocably and unconditionally releases, acquits and forever discharges Executive, and each of his heirs, predecessors, successors, assigns, agents, representatives and attorneys, and all persons acting by, through, under or in concert with any of them (collectively, the "Executive Releasees") from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred), of any nature whatsoever, known or unknown, which the Company now has, owns or holds, or claims to have, own or hold, or which the Company at any time heretofore had, owned or held, or claimed to have, own or held against each or any of the Executive Releasees relating to or arising from Executive's employment by the Company ("Company Claim" or "Company Claims"). The Company Claims shall include, without implication of limitation, any claims made or which could have been made based upon the Employment Agreement; all claims for breach of express or implied contract; all claims for breach of any express or implied covenant of employment, including the covenant of good faith and fair dealing; all claims for interference with contractual or advantageous relations, whether prospective or existing; all claims for deceit or misrepresentation; all claims relating to the Executive's employment with the Company, and all claims for attorneys' fees and costs. The foregoing notwithstanding, this release and the Company Claims shall not include all claims which arise from Executive's obligations under this Agreement.

      The Company agrees that it will not hereafter pursue any Company Claim against any Executive Releasee by filing a lawsuit in any local, state or federal court, and it shall not seek damages of any nature, attorney's fees, or costs from Executive or any of the other Executive Releasees in connection therewith.

8. Transition; Litigation and Regulatory Cooperation. Executive agrees to exert his best efforts through December 31, 2000 to provide such assistance as the Company may reasonably request in connection with the transition of Executive's duties and responsibilities to such other Company personnel as the Chief Executive Officer of the Company may reasonably request. In addition, from and after the Transition Date, Executive agrees to reasonably cooperate with the Company, at the Company's cost and expense, in the defense or prosecution of any claims, actions or investigations which already have been brought or which may be brought in the future against or on behalf of the Company which relate to events or occurrences that transpired during Executive's employment with the Company. Executive's reasonable cooperation in connection with such claims or actions shall include, without implication of limitation, being available to meet with counsel or prepare for discovery or trial and to testify truthfully as a witness when reasonably requested by the Company at reasonable times designated by the Company. The Company shall promptly reimburse Executive for his expenses, including, but not limited to, all directly related long distance calls, travel, lodging, food, reasonable cost of legal representation, and any other expenses which are reasonably required for Executive to reasonably cooperate with the obligations of this Section 8. Provided, however, that with respect to travel, lodging and food, if Executive provides reasonable notice to the Company of the amount and sources of the expenses, at Executive's request, the Company will either pay the expenses directly or advance the cost of those expenses to Executive. Executive further agrees that, unless required by law, he will not voluntarily disclose to any person or party any information that is adverse to the Company, that he will maintain the confidences and privileges of the Company and that he will testify truthfully regarding any information that he is obligated to disclose. Nothing herein shall be deemed to prevent Executive from complying to the full extent required by law, including, but not limited to, any court order or other legal process that may be issued to him. Provided, however, that nothing contained in this Section 8 shall unreasonably interfere with Executive seeking and maintaining future employment. The Company and its legal representatives will use their best efforts to coordinate reasonable requests under this Section 8, which will not jeopardize Executive's future on-going employment.

9.    Nondisparagement.

(a) Executive will not, directly or indirectly, for his own account or for or on behalf of any other person or entity, whether as an officer, director, employee, partner, principal, joint venturer, consultant, investor, shareholder, independent contractor or otherwise speak or act in any manner that is intended to be or is derogatory of the Company or the Company Releasees, unless required by law or legal process to truthfully provide information which would otherwise violate this Section 9. Specifically, and without implication of limitation, Executive agrees not to take any action or make any statement, written or oral, which disparages or criticizes the Company, its management, or its business practices, or which disrupts or impairs the Company's normal operations, unless required by law or legal process to truthfully provide information which would otherwise violate this Section 9.

(b) The Company agrees that the Company and its officers and directors will not, directly or indirectly, for its own account or for or on behalf of any other person or entity, whether as partner, principal, joint venturer, investor, shareholder, independent contractor or otherwise speak or act in any manner that is intended to be or is derogatory of Executive. Specifically, and without implication of limitation, the Company agrees not to take any action or make any statement, written or oral, which will directly or indirectly disparage or criticize Executive.

10. Right to Consider Agreement. Executive acknowledges that he has been given the opportunity, if he so desired, to consider this Agreement for twenty-one
(21) days before executing it. If not signed by Executive and returned to Robert
J. Dwyer, Esq., counsel to the Company, so that it is received by the close of business on the twenty-second (22nd) day after Executive's receipt of the Agreement, this Agreement will not be valid. In addition, if Executive breaches any of the conditions of the Agreement within the twenty-one (21) day period, the offer of this Agreement will be withdrawn and his execution of the Agreement will not be valid. In the event that Executive has executed this Agreement within less than twenty-one (21) days of the date of its delivery to his, Executive acknowledges that such decision was entirely voluntary and that he had the opportunity to consider this Agreement for the entire twenty-one (21) day period. The Company acknowledges that for a period of seven (7) days from the date of the execution of this Agreement, Executive shall retain the right to revoke this Agreement by written notice that is received by Robert J. Dwyer, Esq. before the end of such period, and that this Agreement shall not become effective or enforceable until the expiration of such revocation period.

11. Advice of Counsel. Executive represents and agrees that the Company hereby advises him to discuss all aspects of this Agreement with his attorney before signing the Agreement; that he has carefully read and fully understands all of the provisions of this Agreement and that he is voluntarily entering into this Agreement.

12. Confidentiality. Each of Executive and the Company and their respective counsel agree to hold the terms and conditions of this Agreement in strict confidence, except as may be required by law. If either party or such party's counsel is required by law to reveal information required by this paragraph to be kept confidential, such party will notify the other party before the information is revealed of the information that he or it will reveal, the reason therefore, and the identity of the entity seeking the information.

13. No Admission of Fault. Executive agrees that the Company's willingness to enter into this Agreement does not constitute and should not be construed as, any admission of liability or fault on the part of the Company or its officers, directors, employees and agents.

14. Written Statement; Letter of Recommendation. Notwithstanding the confidentiality provisions contained herein, the parties agree that (i) the press release that is annexed as Exhibit C may be distributed by Executive or the Company to anyone following the Transition Date, and (ii) the Chief Executive Officer of the Company shall furnish to Executive a letter of recommendation consistent with Exhibit C and otherwise mutually acceptable to the Chief Executive Officer and Executive.

15. Entire Agreement. This Agreement supersedes any and all other prior or contemporaneous agreements, either oral or in writing, between the parties hereto with respect to the subject matter hereof, including, without limitation, the Employment Agreement, and this Agreement contains all of the covenants and agreements between the parties with respect to the termination of Executive's employment and the severance and other benefits he shall receive in connection therewith; provided, however, that all Options which will vest pursuant to their terms after the Benefit Period shall lapse and be forfeited as of the Transition Date and the unvested portion of the Restricted Stock Grant as set forth on Exhibit B shall be forfeited.

16. Law Governing This Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to conflicts of laws principles.

17. Waivers. No waiver at any time of any term or provision of this Agreement shall be construed as a waiver of any other term or provision of this Agreement and that a waiver at any time of any term or provision of this Agreement shall not be construed as a waiver at any subsequent time of the same term or provision.

18. Amendment. No amendment or modification of this Agreement shall be deemed effective unless and until executed in writing by each party hereto.

19. Severability and Limitation. All agreements and covenants contained herein are severable and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein. Should any court or other legally constituted authority determine that for any such agreement or covenant to be effective that it must be modified to limit its duration or scope, the parties hereto shall consider such agreement or covenant to be amended or modified with respect to duration and/or scope so as to comply with the orders of any such court or other legally constituted authority, and as to all other portions of such agreement or covenants they shall remain in full force and effect as originally written.

20. Headings. All headings set forth in this Agreement are intended for convenience only and shall not control or affect the meaning, construction or effect of this Agreement or of any of the provisions hereof.

21. Assignment. The Company shall have the right to assign this Agreement and to delegate all of its rights, duties and obligations hereunder to any entity which controls the Company, which the Company controls or which may be the result of the merger, consolidation, acquisition or reorganization of the Company and another entity. In the event of any permitted assignment, the Company shall nonetheless remain obligated hereunder. Executive agrees that this Agreement is personal to him and his rights and interests hereunder may not be assigned, nor may his obligations and duties hereunder be delegated, and that any attempted assignment or delegation in violation of this provision shall be void. Provided, however, that upon Executive's death, his rights under this Agreement shall inure to the benefit of his estate, successors and assigns.

22. Counterparts. This Agreement may be executed via facsimile transmission signature and counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                                  [signature page follows]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set above.

                                          CURATIVE HEALTH SERVICES, INC.
                                          (the "Company")


                                          By:   /s/ John C. Prior
                                                --------------------------
                                                Name: John C. Prior
                                                Title: COO


                                         ("Executive")


                                               /s/ John Vakoutis
                                               ---------------------------
                                               JOHN VAKOUTIS

                                                                   Exhibit 10.24

                        CURATIVE HEALTH SERVICES, INC.
                          2000 STOCK INCENTIVE PLAN


Section 1.  Purpose of Plan; Effect on Prior Plan.
-------------------------------------------------

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

      (b) Effect on Prior Plan. From and after the Effective Date, no stock options or other awards shall be granted under the Company's 1991 Stock Option Plan, as amended (the "Prior Plan"). All stock options granted and outstanding thereunder prior to the Effective Date shall remain outstanding in accordance with the terms of the Prior Plan.

      Section 2.  Definitions.
      -----------------------

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

            (f) "Committee" shall mean a committee of Directors designated by the Board to administer the Plan. The Committee shall be comprised of not less than such number of Directors as shall be required to permit Awards granted under the Plan to qualify under Rule 16b-3, and each member of the Committee shall be a "Non-Employee Director" within the meaning of Rule 16b-3 and an "outside director" within the meaning of Section 162(m) of the Code. The Company expects to have the Plan administered in accordance with the requirements for the award of "qualified performance-based compensation" within the meaning of
Section 162(m) of the Code.

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

            (k) "Fair Market Value" shall mean, with respect to any property (including, without limitation, any Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be reasonably established in good faith from time to time by the Committee.

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

            Section 3.  Administration.
            --------------------------

            (a) Power and Authority of the Committee. The Plan shall be administered by the Committee. Subject to the express provisions of the Plan and to applicable law, the Committee shall have full power and authority to: (i) designate Participants; (ii) determine the type or types of Awards to be granted to each Participant under the Plan; (iii) determine the number of Shares to be covered by (or with respect to which payments, rights or other matters are to be calculated in connection with) each Award; (iv) determine the terms and conditions of any Award or Award Agreement; (v) amend the terms and conditions of any Award or Award Agreement and accelerate the exercisability of Options or the lapse of restrictions relating to Restricted Stock, Restricted Stock Units or other Awards; (vi) determine whether, to what extent and under what circumstances Awards may be exercised in cash, Shares, other securities, other Awards or other property, or canceled, forfeited or suspended; (vii) determine whether, to what extent and under what circumstances cash, Shares, promissory notes, other securities, other Awards, other property and other amounts payable with respect to an Award under the Plan shall be deferred either automatically or at the election of the holder thereof or the Committee; (viii) interpret and administer the Plan and any instrument or agreement, including an Award Agreement, relating to the Plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (x) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan, subject to the exclusive authority of the Board under Section 7(a) herein to amend or terminate this Plan. Unless otherwise expressly provided in the Plan or unless otherwise disapproved by the Board, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon any Participant, any holder or beneficiary of any Award and any employee of the Company or any Affiliate.

            (b) Delegation. The Committee may delegate its powers and duties under the Plan to one or more officers of the Company or any Affiliate or a committee of such officers, subject to such terms, conditions and limitations as the Committee may establish in its sole discretion, provided, however, that the Committee shall not delegate its powers and duties under the Plan (i) with regard to officers or directors of the Company or any Affiliate who are subject to Section 16 of the Securities Exchange Act of 1934, as amended or (ii) in such a manner as would cause the Plan not to comply with the requirements of Section 162(m) of the Code.

            (c) Power and Authority of the Board of Directors. Notwithstanding anything to the contrary contained herein, the Board may, at any time and from time to time, without any further action of the Committee, exercise the powers and duties of the Committee under the Plan.

            Section 4.  Shares Available for Awards.
            ---------------------------------------

            (a) Shares Available. Subject to adjustment as provided in Section 4(c) of the Plan, the aggregate number of Shares that may be issued under all Awards under the Plan shall be 1,750,000. Shares to be issued under the Plan may be either authorized but unissued Shares or Shares acquired in the open market or otherwise. Any Shares that are used by a Participant as full or partial payment to the Company of the purchase price relating to an Award, or in connection with the satisfaction of tax obligations relating to an Award, shall again be available for granting Awards (other than Incentive Stock Options) under the Plan. In addition, if any Shares covered by an Award or to which an Award relates are not purchased or are forfeited, or if an Award otherwise terminates without delivery of any Shares, then the number of Shares counted against the aggregate number of Shares available under the Plan with respect to such Award, to the extent of any such forfeiture or termination, shall again be available for granting Awards under the Plan. Notwithstanding the foregoing, the number of Shares available for granting Incentive Stock Options under the Plan shall not exceed 1,750,000, subject to adjustment as provided in the Plan and subject to the provisions of Section 422 or 424 of the Code or any successor provision.

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

            (d) Award Limitations Under the Plan. No Eligible Person may be granted any Award or Awards under the Plan, the value of which Award or Awards is based solely on an increase in the value of the Shares after the date of grant of such Award or Awards, for more than 500,000 Shares (subject to adjustment as provided for in Section 4(c) of the Plan), in the aggregate in any calendar year. The foregoing annual limitation specifically includes the grant of any Award or Awards representing "qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

Section 5.  Eligibility.
-----------------------

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

Section 6.  Awards.
------------------

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

                   (ii) Option  Term.  The term of each Option  shall be fixed
                        ------------
by the Committee.

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

            (g)   General.
                  -------

                  (i)   No Cash  Consideration  for  Awards.  Awards  shall be
                        -----------------------------------
granted for no cash consideration or for such minimal cash consideration as may be required by applicable law.

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

                   (v)  Term of Awards.  The term of each  Award  shall be for
                        --------------
such period as may be determined by the Committee.

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

                  Section 7.  Amendment and Termination; Adjustments.
                  --------------------------------------------------

            (a) Amendments to the Plan. The Board may amend, alter, suspend, discontinue or terminate the Plan at any time; provided, however, that, notwithstanding any other provision of the Plan or any Award Agreement, without the approval of the shareholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval:

                  (i) would violate the rules or regulations of the Nasdaq National Market System or any securities exchange that are applicable to the Company; or

                  (ii) would cause the Company to be unable, under the Code, to grant Incentive Stock Options under the Plan.

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

Section 8.  Income Tax Withholding; Tax Bonuses.
-----------------------------------------------

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

Section 9.  General Provisions.
------------------------------

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

            (e)   Governing  Law.  The  validity,  construction  and effect of
                  --------------
the Plan or any Award, and any rules and regulations relating to the Plan or any Award, shall be determined in accordance with the laws of the State of Minnesota.

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

Section 10.  Effective Date of the Plan.
---------------------------------------

      The Plan shall be effective as of the date on which the approval of the shareholders of the Company is obtained (the "Effective Date").

Section 11.  Term of the Plan.
-----------------------------

      No Award shall be granted under the Plan after the tenth anniversary of the Effective Date or any earlier date of discontinuation or termination established pursuant to Section 7(a) of the Plan. However, unless otherwise expressly provided in the Plan or in an applicable Award Agreement, any Award theretofore granted may extend beyond such date.

                                                                   Exhibit 10.25

                  AMENDED AND RESTATED EMPLOYMENT AGREEMENT


            THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of September 18, 2000 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and W. LEROY MCKINLEY ("Executive").

            WHEREAS, the Executive has been in the employ of the Company pursuant to that certain Employment Agreement (the "Original Agreement") dated as of August 15, 1998, as amended, on the terms and conditions set forth therein;

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

            NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree that the Original Agreement shall be and is hereby amended and restated in its entirety to read as follows:

1.    Employment

      1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as Senior Vice President, subject to the direction of the President, and in connection therewith, to perform such duties as he shall reasonably be directed by the President to perform. Executive hereby accepts such employment and agrees to render such services. Executive shall perform his duties and carry out his responsibilities hereunder in a diligent manner, shall devote his exclusive and full working time, attention and effort to the affairs of the Company, shall use his best efforts to promote the interests of the Company and shall be just and faithful in the performance of his duties and in carrying out his responsibilities.

      1.2 Location. The principal location for performance of Executive's services hereunder shall be at the Company's executive offices, which are currently located in Hauppauge, New York, subject to reasonable travel requirements during the course of such performance.


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

3.     Compensation and Benefits

      3.1    Cash Compensation.
             -----------------

            (a) Base Salary. The Company shall pay Executive an annual salary of $187,200 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Board of Directors and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

            (b)   Bonus Plan.  Executive shall be entitled to participate in
                  ----------
                  the Company's Executive Bonus Compensation Program, in accordance with and subject to the terms and provisions thereof.

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

      3.4 Automobile Expenses. During the Term and in accordance with the Company's Executive Automobile Policy, Executive shall be repaid by the Company for the monthly lease expense for an automobile leased in the name of the Executive and for all normal automobile operating expenses incurred by the Executive in the performance of his duties under this Agreement.

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

            (b)   "Cause" shall mean any of the following:
                   ------

                   (i) any act or failure to act (or series or combination thereof) by Executive done with the intent to harm in any material respect to the interests of the Company;

                  (ii)  the commission by Executive of a felony;

                  (iii) the perpetration by Executive of a dishonest act or common law fraud against the Company or any subsidiary thereof;

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

            (c)   A "Change of Control" shall mean any of the following:
                     ------------------

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

                  (iii) a reorganization of the Company wherein the holders of Common Stock of the Company receive stock in another company, a merger of the Company with another company wherein there is an eighty percent (80%) or greater change in the ownership of the Common Stock of the Company as a result of such merger, or any other transaction in which the Company (other than as the parent corporation) is consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation;

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

                  (v) a majority of the Board of Directors is not comprised of Continuing Directors. A "Continuing Director" means a director
                                       --------------------
recommended by the Board of Directors of the Company for election as a director of the Company by the stockholders; or

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

                  (iii) the Company's requiring Executive to be based at a location in excess of fifty (50) miles from the location of Executive's principal office immediately prior to the Change of Control;

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

      4.3 Company's and Executive's Right to Terminate-Prior to Change of Control. Prior to a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and by Executive, at any time, upon thirty (30) days prior written notice to the Company. Any termination of Executive's employment by the Company without Cause prior to a Change of Control that occurs at the request or insistence of any person (other than the Company) relating to such Change of Control shall be deemed to have occurred after the Change of Control for the purposes of this Agreement.

      4.4 Company's and Executive's Right to Terminate-Following a Change of Control. Following a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time (i) by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and (ii) by Executive for Good Reason upon thirty (30) days prior written notice to the Company. Executive's right to terminate his employment pursuant to this Section
4.4 shall not be affected by incapacity due to physical or mental illness. Executive's continued employment following a Change of Control shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder.

      4.5   Compensation Upon Termination.
            -----------------------------

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

      5.4   Covenant Not to Compete.  Executive agrees to be bound and abide
            -----------------------
by the following covenant not to compete:

            (a) Term and Scope. During his employment with the Company and for a period of two (2) years after the Term, Executive will not render to any Conflicting Organization (as hereinafter defined), services, directly or indirectly, anywhere in the world in connection with any Conflicting Product, except that Executive may accept employment with a large Conflicting Organization whose business is diversified (and which has separate and distinct divisions) if Executive first certifies to the Board of Directors in writing that he has provided a copy of Section 5 of this Agreement to such prospective employer, that such prospective employer is a separate and distinct division of the Conflicting Organization and that Executive will not render services directly or indirectly in respect of any Conflicting Product (as hereinafter defined). Such two-year time period shall be tolled during any period that Executive is engaged in activity in violation of this covenant.

            (b) Judicial Action. Executive and the Company agree that, if the period of time or the scope of the restrictive covenant not to compete contained in this Section 5.4 shall be adjudged unreasonable in any court proceeding, then the period of time and/or scope shall be reduced accordingly, so that this covenant may be enforced in such scope and during such period of time as is judged by the court to be reasonable. In the event of a breach or violation of this Section 5.4 by Executive, the parties agree than in addition to all other remedies, the Company shall be entitled to equitable relief for specific performance, and Executive hereby agrees and acknowledges that the Company has no adequate remedy at law for the breach of the covenants contained herein.

            (c)   Definitions.  For purposes of this Agreement, the following
                  -----------
terms shall have the following meanings:

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

      5.6 Non-Solicitation. For one (1) year after termination of employment with the Company for any reason, the Executive shall not directly or indirectly solicit or hire, or assist any other person in soliciting or hiring, any employee of the Company (as of the date of termination) or any person who, as of the date of termination, was in the process of being recruited by the Company or induce any such employee to terminate his or her employment with the Company.

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

      To Company:       Curative Health Services, Inc.
                        150 Motor Parkway, 4th Flr.
                        Hauppauge, NY  11788

      Executive:        W. Leroy McKinley
                        4730 Twin Brook Circle
                        Doylestown, PA 18901

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

      6.6   Controlling Law.  This Agreement has been entered into by the
            ---------------
parties in the State of New York and shall be continued and enforced in accordance with the laws of that State.

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

                                                                   Exhibit 10.26

                  AMENDED AND RESTATED EMPLOYMENT AGREEMENT


            THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of September 18, 2000 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and JULE CAHILL CRIDER ("Executive").

            WHEREAS, the Executive has been in the employ of the Company pursuant to that certain Employment Agreement (the "Original Agreement") dated as of December 12, 1995, as amended, on the terms and conditions set forth therein;

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

            NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree that the Original Agreement shall be and is hereby amended and restated in its entirety to read as follows:

1.    Employment

      1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as Senior Vice President, subject to the direction of the President, and in connection therewith, to perform such duties as she shall reasonably be directed by the President to perform. Executive hereby accepts such employment and agrees to render such services. Executive shall perform her duties and carry out her responsibilities hereunder in a diligent manner, shall devote her exclusive and full working time, attention and effort to the affairs of the Company, shall use her best efforts to promote the interests of the Company and shall be just and faithful in the performance of her duties and in carrying out her responsibilities.

      1.2 Location. The principal location for performance of Executive's services hereunder shall be at the Company's executive offices, which are currently located in Hauppauge, New York, subject to reasonable travel requirements during the course of such performance.


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

3.     Compensation and Benefits

      3.1    Cash Compensation.
             -----------------

            (a) Base Salary. The Company shall pay Executive an annual salary of $180,000 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Board of Directors and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

            (b)   Bonus Plan.  Executive shall be entitled to participate in
                  ----------
                  the Company's Executive Bonus Compensation Program, in accordance with and subject to the terms and provisions thereof.

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

      3.4 Automobile Expenses. During the Term and in accordance with the Company's Executive Automobile Policy, Executive shall be repaid by the Company for the monthly lease expense for an automobile leased in the name of the Executive and for all normal automobile operating expenses incurred by the Executive in the performance of her duties under this Agreement.

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

            (b)   "Cause" shall mean any of the following:
                   ------

                   (i) any act or failure to act (or series or combination thereof) by Executive done with the intent to harm in any material respect to the interests of the Company;

                  (ii)  the commission by Executive of a felony;

                  (iii) the perpetration by Executive of a dishonest act or common law fraud against the Company or any subsidiary thereof;

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

            (c)   A "Change of Control" shall mean any of the following:
                     ------------------

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

                  (iii) a reorganization of the Company wherein the holders of Common Stock of the Company receive stock in another company, a merger of the Company with another company wherein there is an eighty percent (80%) or greater change in the ownership of the Common Stock of the Company as a result of such merger, or any other transaction in which the Company (other than as the parent corporation) is consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation;

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

                  (v) a majority of the Board of Directors is not comprised of Continuing Directors. A "Continuing Director" means a director
                                       --------------------
recommended by the Board of Directors of the Company for election as a director of the Company by the stockholders; or

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

                  (iii) the Company's requiring Executive to be based at a location in excess of fifty (50) miles from the location of Executive's principal office immediately prior to the Change of Control;

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

      4.2 Termination Upon Death or Disability. This Agreement, and Executive's employment hereunder, shall terminate automatically and without the necessity of any action on the part of the Company upon the death of Executive. In addition, if at any time during the Term Executive shall become physically or mentally disabled, whether totally or partially, so that she is unable substantially to perform her duties and services hereunder for (i) a period of six (6) consecutive months, or (ii) for shorter periods aggregating six (6) months during any twelve (12) month period, the Company may at any time after the last day of the sixth consecutive month of disability or the day on which the shorter periods of disability shall have equalled an aggregate of six (6) months, by written notice to Executive (but before Executive has recovered from such disability), terminate this Agreement and Executive's employment hereunder.

      4.3 Company's and Executive's Right to Terminate-Prior to Change of Control. Prior to a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and by Executive, at any time, upon thirty (30) days prior written notice to the Company. Any termination of Executive's employment by the Company without Cause prior to a Change of Control that occurs at the request or insistence of any person (other than the Company) relating to such Change of Control shall be deemed to have occurred after the Change of Control for the purposes of this Agreement.

      4.4 Company's and Executive's Right to Terminate-Following a Change of Control. Following a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time (i) by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and (ii) by Executive for Good Reason upon thirty (30) days prior written notice to the Company. Executive's right to terminate her employment pursuant to this Section
4.4 shall not be affected by incapacity due to physical or mental illness. Executive's continued employment following a Change of Control shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder.

      4.5   Compensation Upon Termination.
            -----------------------------

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

      5.2 Transfer of Inventions. Executive, for himself and her heirs and representatives, will promptly communicate and disclose to the Company, and upon request will, without additional compensation, execute all papers reasonably necessary to assign to the Company or the Company's nominees, free of encumbrance or restrictions, all inventions, discoveries, improvements, whether patentable or not, conceived or originated by Executive solely or jointly with others, at the Company's expense or at the Company's facilities, or at the Company's request, or in the course of her employment, or based on knowledge or information obtained during the Term. All such assignments shall include the patent rights in this and all foreign countries. Notwithstanding the foregoing, this Section 5.2 shall not apply to any invention for which no equipment, supplies, facilities or trade secret information of the Company was used and which was developed entirely on Executive's own time and (a) that does not relate (1) directly to the business of the Company or (2) to the Company's actual or demonstrably anticipated research or development, or (b) that does not result from any work performed by Executive for the Company.

      5.3 Exclusivity of Employment. During the Term, Executive shall not directly or indirectly engage in any activity competitive with or adverse to the Company's business or welfare or render a material level of services of a business, professional or commercial nature to any other person or firm, whether for compensation or otherwise.

      5.4   Covenant Not to Compete.  Executive agrees to be bound and abide
            -----------------------
by the following covenant not to compete:

            (a) Term and Scope. During her employment with the Company and for a period of two (2) years after the Term, Executive will not render to any Conflicting Organization (as hereinafter defined), services, directly or indirectly, anywhere in the world in connection with any Conflicting Product, except that Executive may accept employment with a large Conflicting Organization whose business is diversified (and which has separate and distinct divisions) if Executive first certifies to the Board of Directors in writing that she has provided a copy of Section 5 of this Agreement to such prospective employer, that such prospective employer is a separate and distinct division of the Conflicting Organization and that Executive will not render services directly or indirectly in respect of any Conflicting Product (as hereinafter defined). Such two-year time period shall be tolled during any period that Executive is engaged in activity in violation of this covenant.

            (b) Judicial Action. Executive and the Company agree that, if the period of time or the scope of the restrictive covenant not to compete contained in this Section 5.4 shall be adjudged unreasonable in any court proceeding, then the period of time and/or scope shall be reduced accordingly, so that this covenant may be enforced in such scope and during such period of time as is judged by the court to be reasonable. In the event of a breach or violation of this Section 5.4 by Executive, the parties agree than in addition to all other remedies, the Company shall be entitled to equitable relief for specific performance, and Executive hereby agrees and acknowledges that the Company has no adequate remedy at law for the breach of the covenants contained herein.

            (c)   Definitions.  For purposes of this Agreement, the following
                  -----------
terms shall have the following meanings:

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

      5.6 Non-Solicitation. For one (1) year after termination of employment with the Company for any reason, the Executive shall not directly or indirectly solicit or hire, or assist any other person in soliciting or hiring, any employee of the Company (as of the date of termination) or any person who, as of the date of termination, was in the process of being recruited by the Company or induce any such employee to terminate his or her employment with the Company.

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

      To Company:       Curative Health Services, Inc.
                        150 Motor Parkway, 4th Flr.
                        Hauppauge, NY  11788

      Executive:        Jule Cahill Crider
                        4109 Glenrose Street
                        Kensington, MD 20895

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

      6.6   Controlling Law.  This Agreement has been entered into by the
            ---------------
parties in the State of New York and shall be continued and enforced in accordance with the laws of that State.

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

                                                                      Exhibit 23

                       CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-65751) pertaining to the Curative Health Services, Inc. and subsidiaries 1991 Stock Option Plan, as amended, in the Registration Statement (Form S-8 No. 333-65753) pertaining to Curative Health Services, Inc. Non-Employee Director Stock Option Plan, as amended, in the Registration Statement (Form S-8 No. 33-19370) pertaining to the Curative Health Services, Inc. and subsidiaries Director Share Purchase Program and in the Registration Statement (Form S-8 No. 33-85188) pertaining to the Curative Health Services, Inc. and subsidiaries Employee 401(k) Savings Plan of our report dated March 20, 2001, with respect to the consolidated financial statements and schedule of Curative Health Services, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2000.


                                                /s/  Ernst & Young LLP
Melville, New York
March 30, 2001