Form 10-Q
period 2001-03-31
CURATIVE HEALTH SERVICES INC
filed 2001-05-15
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)
     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----------Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

            Yes     X                                No  ______
                ---------

As of April 30, 2001 there were 7,065,403 shares of the Registrant's Common Stock, $.01 par value, outstanding.


                                      INDEX


Part I            Financial Information                                 Page No.
--------------------------------------------------------------------------------

Item 1      Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three Months ended March 31, 2001 and 2000                   3

            Condensed Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000                         4

            Condensed Consolidated Statements of Cash Flows
                  Three Months ended March 31, 2001 and 2000                   5

            Notes to Condensed Consolidated Financial Statements               6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

Item 3      Quantitative and Qualitative Disclosures About Market Risk        12



Part II           Other Information                                     Page No.
--------------------------------------------------------------------------------

Item 1      Legal Proceedings                                                 14

Item 6      Exhibits and Reports on Form 8-K                                  15

            Signatures                                                        16

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended March 31,

                                                     2001                 2000
                                                     ----                 ----

Revenues                                          $13,517              $22,200

Cost and Expenses:

      Cost of product sales and services            8,097               13,984
      Selling, general and administrative           5,129                6,535
                                                    -----                -----
          Total costs and operating expenses       13,226               20,519
                                                   ------               ------
Income from operations                                291                1,681

Interest income                                       557                  624
                                                      ---                  ---
Income before income taxes                            848                2,305

Income taxes                                          356                  916
                                                      ---                  ---

Net income                                        $   492              $ 1,389
                                                      ===                =====

Net income per common share, basic                $   .07              $   .14
                                                      ===                  ===
Net income per common share, diluted              $   .07              $   .14
                                                      ===                  ===

Weighted average common shares, basic               7,121               10,011
                                                    =====               ======
Weighted average common shares, diluted             7,355               10,108
                                                    =====               ======

                 Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                              March 31, 2001   December 31, 2000
                                              ----------------------------------
                                             (Unaudited)
ASSETS

Cash and cash equivalents                    $   6,670         $  19,016
Marketable securities held-to-maturity               -            26,978
Accounts receivable, net                        19,223             9,843
Deferred tax assets                              3,131             2,806
Note receivable                                  1,483                 -
Assets available for sale                            -             3,683
Inventory                                        1,012                 -
Prepaid and other current assets                   824             1,664
                                                   ---             -----
     Total current assets                       32,343            63,990

Property and equipment, net                      6,915             7,065
Goodwill                                        34,182             2,988
Other assets                                     1,306             1,123
                                                 -----             -----
     Total assets                            $  74,746         $  75,166
                                                ======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                             $  10,994         $   7,308
Accrued expenses                                 8,543            12,288
                                                 -----            ------
     Total current liabilities                  19,537            19,596

Stockholders' equity

    Common stock                                    70                71
    Additional paid in capital                  30,044            30,896
    Retained earnings                           25,095            24,603
                                                ------            ------
    Total stockholders' equity                  55,209            55,570
                                                ------            ------

 Total liabilities and stockholders' equity  $  74,746         $  75,166
                                                ======            ======

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                           2001            2000
                                                           ----            ----
OPERATING ACTIVITIES:

Net income                                             $    492      $    1,389
Adjustments to reconcile net income to net cash provided by operating activities:

      Equity in operations of investee                      111              97
      Depreciation and amortization                         579           1,212
      Changes in operating assets and liabilities        (3,146)          1,236
                                                         -------          -----
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (1,964)          3,934

INVESTING ACTIVITIES:
Notes receivable                                          2,200               -
Acquisition of Millennium Health, Inc.                  (38,535)              -
Purchase of property and equipment                         (171)           (308)
Sales of marketable securities                           26,978           2,030
                                                         ------           -----
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (9,528)          1,722

FINANCING ACTIVITIES:

Stock repurchases                                        (1,118)         (4,756)
Proceeds from exercise of stock options                     264              36
                                                            ---              --
NET CASH USED IN FINANCING ACTIVITIES                      (854)         (4,720)
                                                           -----         ------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (12,346)            936

Cash and cash equivalents at beginning of period         19,016          16,215
                                                         ------          ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   6,670       $  17,151
                                                          =====          ======

SUPPLEMENTAL INFORMATION PERTAINING TO NONCASH
INVESTING AND FINANCING ACTIVITIES
In March 2000, the Company recorded an increase of $1,417,000 to its investment in Accordant Health Services, Inc. and a corresponding increase to paid in capital related to an increase in the value of the Company's equity interest in Accordant.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.


Note 2.  Net Income per Common Share

   Net income per common share, basic, is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of basic and diluted earnings per share:

                                                       2001          2000
                                                       ----          ----
            Weighted average shares, basic            7,121        10,011
            Effect of diluted stock options             234            97
                                                        ---            --
            Weighted average shares, diluted          7,355        10,108
                                                      =====        ======

Note 3. Purchase of Millennium Health, Inc.
   On March 31, 2001 the Company purchased all of the outstanding capital stock of eBiocare.com, Inc. which does business as Millennium Health, Inc.("Millennium") for $32.3 million in cash and the assumption and repayment of approximately $5 million in debt. The transaction was accounted for as a stock purchase and the accounts of Millennium and related goodwill are included in the consolidated financial statements at March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


Revenues. The Company's revenues for the first quarter of fiscal year 2001 decreased 39 percent to $13,517,000 compared to $22,200,000 for the first quarter of the prior fiscal year. The revenue decrease is attributable to the termination of 42 hospital based programs during the last 12 months, renegotiation of existing contracts which resulted in reduced revenue to the Company, the conversion of 15 under arrangement model programs to management models which have lower revenue and expenses, and a reduction of Procuren revenues as a result of a decline in Procuren patients. The reduction in revenue was partially offset by the opening of 9 new programs over the last 12 months. The Company ended the first quarter of 2001 with 119 hospital based Wound Care Centers operating compared to 153 at the end of the first quarter 2000. Revenues at existing centers declined 24 percent in the first quarter of 2001 as compared to the same period in 2000, primarily due to such contract renegotiations and declining Procuren revenues. At any time during the year, 10% to 20% of the Company's contracts are being renegotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payors. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. Further, the Medicare program implemented a new reimbursement system during 2000 for hospital outpatient services which has reduced reimbursement rates to hospitals. The termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the recent legal action against the Company, further unanticipated terminations or non-renewals may take place. Additionally, new business development has been slower than normal given the legal uncertainties facing the Company. Any inability of the Company to develop new Wound Care Centers could continue the revenue decline. The Company has and expects that it will continue to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations. Further, the Company has been notified by Cytomedix, Inc. that it intends to exercise its option under the asset purchase agreement to close its Procuren processing facilities by July 2001. As a result, there will be no revenue or expenses related to Procuren subsequent to the expected closing date. Although the Company does not expect that this event will have a material effect on its operations or financial condition other than reducing revenues, there can be no assurance that this event will not result in the termination of hospital contracts. The Company has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. Total new patients decreased 15 percent from 15,636 in the first quarter of 2000 to 13,260 for the same period in 2001. The total number of new patients receiving Procuren(R) therapy decreased from 1,018 in the first quarter of 2000 to 436 in the first quarter of 2001. The percentage of patients receiving Procuren(R) therapy decreased during the first quarter of 2001 to 3 percent from 7 percent for the same period in 2000.

Costs of Product Sales and Services. Costs of product sales and services for the first quarter decreased from $13,984,000 in 2000 to $8,097,000 in 2001, a decrease of 42 percent. The decrease is attributable to reduced staffing and operating expenses of approximately $1,559,000 related to the operation of 119 programs at the end of the first quarter 2001 compared with 153 programs operating at the end of the first quarter 2000, and reduced expenditures of approximately $835,000 related to Procuren production. Additionally there were 23 fewer under-arrangement programs in operation at the end of the first quarter of 2001 as compared to the same period for 2000 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the first quarter of 2001 this reduction in the number of under-arrangement programs accounted for approximately $1,501,000 of the decrease in product costs and services. During 2000, the Company eliminated 58 sales positions which resulted in a reduction of approximately $1,315,000 in product costs and services for the first quarter of 2001 as compared with the same period in 2000. As a percentage of revenues, costs of product sales and services for the first quarter of 2001 was 60 percent compared to 63 percent for the same period in 2000. The decrease is attributed to the lower number of under arrangement programs in operation during the first quarter of 2001 and the elimination of sales positions.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter decreased from $6,535,000 in 2000 to $5,129,000 in 2001 a decrease of 22 percent. The decrease is primarily attributable to the positions eliminated at the Company during 2000 as well as the closing of the Company's Dallas field office. As a percentage of revenues, selling, general and administrative expenses were 38 percent in the first quarter of 2001 compared to 29 percent for 2000. The increase is due to the reduced revenue base in 2001.

Net Income. Net income was $492,000 or $0.07 per diluted share in the first quarter of 2001 compared to $1,389,000 or $0.14 per diluted share in the first quarter of 2000. The decrease in earnings of $897,000 for the three months ended March 31, 2001 as compared to March 31, 2000 is attributable to reduced revenues offset by lower expenses. The net income per diluted share for the first quarter of 2001 was positively affected as compared to the first quarter of 2000 by a
2.8 million share decrease in the weighted average common shares, diluted. This decrease was primarily attributable to the Company's repurchase of shares.

Liquidity and Capital Resources.

Working capital was $12.8 million at March 31, 2001 compared to $44.4 million at December 31, 2000. Total cash and cash equivalents as of March 31, 2001 was $6.7 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The Company's cash and cash equivalents and marketable securities held-to-maturity declined from $46 million at December 31, 2000 to $6.7 million at March 31, 2001. The decline is primarily attributable to the use of $38.5 million for the purchase of Millennium Health, Inc. on March 30, 2001. The ratio of current assets to current liabilities was 3.3:1 at December 31, 2000 and 1.7:1 at March 31, 2001.

Cash flows used in operating activities for the first three months of 2001 totaled $1,964,000 primarily attributable to the payment of severance and other accrued expenses. Cash flows used in investing activities totaled $9,528,000 primarily attributable to the purchase of Millennium Health, Inc. offset by the sale of marketable securities. Cash flows used in financing activities totaled $854,000, primarily attributable to the Company's repurchase of shares of common stock.

For the first three months of 2001, the Company experienced a net increase in accounts receivable of $9,380,000 primarily attributable to the purchase of Millennium Health. Accounts receivable days outstanding were 71 days as of March 31, 2001 as compared to 61 days at December 31, 2000. Days outstanding for the wound care business was 59 days and for the specialty pharmacy business 87 days at March 31, 2001.

The Company's longer term cash requirements include working capital for the expansion of its wound care and specialty pharmacy businesses. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's management information systems. Additionally the Company expects to incur significant legal costs related to the Department of Justice actions and shareholder class action lawsuits filed against the Company (See Legal Proceedings, Part II Item 1). The Company expects that based on its current business plan, its existing cash and cash equivalents will be sufficient to satisfy its current working capital needs. The Company anticipates obtaining a revolving line of credit to supplement its working capital needs as the result of the Millennium acquisition and the Department of Justice's letter of credit request (See Legal Proceedings, Part II, Item 1). The effects of inflation and foreign currency translation risks are considered immaterial.

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

                      Curative Health Services, Inc. and Subsidiaries


Part II.  Other Information

Item 1.   Legal Proceedings

With respect to the Company's pending litigation and legal actions previously disclosed, there have been no material developments other than disclosed in Item 3 - "Legal Proceedings" in the Company's Annual Report on form 10K filed for the year ended December 31, 2000.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

   Exhibit 10.24 Curative Health Services, Inc. 2000 Stock Incentive Plan.

   Exhibit 10.30 Stock Purchase Agreement, dated as of March 19, 2001, by and among Curative Health Services, Inc. and certain stockholders of eBiocare.com, Inc.(Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 13, 2001)

   Exhibit 10.31 Form of Stockholder Purchase Agreement, between Curative Health Services, Inc. and all other stockholders of eBiocare.com, Inc.(Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 13, 2001)

   Exhibit 10.32 Form of Option/Warrant Repurchase and Surrender Agreement, between eBiocare.com, Inc. and the holders of options and warrants to purchase common stock of eBiocare (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 13, 2001)


 (b)      Forms 8-K

   There were no reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2001

                                          Curative Health Services, Inc.
                                         (Registrant)




                                     /s/ John C. Prior
                                     ---------------------------------------
                                     John C. Prior
                                     President



                                     /s/ Thomas Axmacher
                                     ----------------------------------------
                                     Thomas Axmacher
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

(f) "Committee" shall mean a committee of Directors designated by the Board to administer the Plan. The Committee shall be comprised of not less than such number of Directors as shall be required to permit Awards granted under the Plan to qualify under Rule 16b-3, and each member of the Committee shall be a "Non-Employee Director" within the meaning of Rule 16b-3 and an "outside director" within the meaning of Section 162(m) of the Code. The Company expects to have the Plan administered in accordance with the requirements for the award of ?qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

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

Section 4.  Shares Available for Awards.

(a) Shares Available. Subject to adjustment as provided in Section 4(c) of the Plan, the aggregate number of Shares that may be issued under all Awards under the Plan shall be 1,600,000. Shares to be issued under the Plan may be either authorized but unissued Shares or Shares acquired in the open market or otherwise. Any Shares that are used by a Participant as full or partial payment to the Company of the purchase price relating to an Award, or in connection with the satisfaction of tax obligations relating to an Award, shall again be available for granting Awards (other than Incentive Stock Options) under the Plan. In addition, if any Shares covered by an Award or to which an Award relates are not purchased or are forfeited, or if an Award otherwise terminates without delivery of any Shares, then the number of Shares counted against the aggregate number of Shares available under the Plan with respect to such Award, to the extent of any such forfeiture or termination, shall again be available for granting Awards under the Plan. Notwithstanding the foregoing, the number of Shares available for granting Incentive Stock Options under the Plan shall not exceed 1,600,000, subject to adjustment as provided in the Plan and subject to the provisions of Section 422 or 424 of the Code or any successor provision.

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

(ii)  Option Term.  The term of each Option shall be fixed by the Committee.
      -----------

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