Form 10-Q
period 2001-06-30
CURATIVE HEALTH SERVICES INC
filed 2001-08-13
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)

     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----------Exchange Act of 1934

For the quarterly period ended June 30, 2001

                                       OR

           Transition report pursuant to Section 13 or 15 (d) of the -----------Securities Exchange Act of 1934


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

            Yes     X                                No  ______
                ---------

As of July 31, 2001 there were 7,158,819 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                                      INDEX


Part I      Financial Information                                       Page No.
--------------------------------------------------------------------------------

Item 1      Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three and Six Months ended June 30, 2001 and 2000           3

            Condensed Consolidated Balance Sheets
                  June 30, 2001 and December 31, 2000                         4

            Condensed Consolidated Statements of Cash Flows
                  Six Months ended June 30, 2001 and 2000                     5

            Notes to Condensed Consolidated Financial Statements              6


Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

Item 3      Quantitative and Qualitative Disclosures About Market Risk        11




Part II     Other Information                                           Page No.
--------------------------------------------------------------------------------


Item 1      Legal Proceedings                                                 12

Item 4      Submission of Matters to a Vote of Security Holders               12

Item 6      Exhibits and Reports on Form 8-K                                  12

            Signatures                                                        13

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                                   2001     2000      2001     2000
                                                   ----     ----      ----     ----
Revenues                                        $23,971  $21,590     $37,488   $43,790

Costs and operating expenses:

     Cost of sales and services                  17,173   13,684      25,270    27,668
     Selling, general and administrative          6,633    7,131      11,762    13,666
                                                  -----    -----      ------    ------
     Total costs and operating expenses          23,806   20,815      37,032    41,334
                                                 ------   ------      ------    ------

Income from operations                              165      775         456     2,456

Interest income                                     154      617         711     1,241
                                                    ---      ---         ---     -----

Income before taxes                                 319    1,392       1,167     3,697

Income taxes                                        309      557         665     1,473
                                                    ---      ---         ---     -----

Net income                                      $    10  $   835      $  502   $ 2,224
                                                    ===     ====        ====    ======

Net income per common share, basic                  $.-     $.09        $.07      $.23
                                                    ===     ====        ====      ====

Net income per common share, diluted                $.-     $.09        $.07      $.23
                                                    ===     ====        ====      ====

Weighted average common shares, basic             7,116    9,008       7,119     9,510
                                                  =====    =====       =====     =====

Weighted average common shares, diluted           7,545    9,153       7,451     9,755
                                                  =====    =====       =====     =====

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                             June 30, 2001     December 31, 2000
                                             -----------------------------------
                                             (Unaudited)
ASSETS

Cash and cash equivalents                      $   7,048               $  19,016
Marketable securities held-to-maturity                 -                  26,978
Accounts receivable, net                          20,158                   9,843
Deferred tax assets                                3,511                   2,806
Note receivable                                      493                       -
Assets available for sale                              -                   3,683
Inventory                                          1,592                       -
Prepaid and other current assets                     777                   1,664
                                                     ---                   -----
   Total current assets                           33,579                  63,990

Property and equipment, net                        6,427                   7,065
Goodwill                                          35,212                   2,988
Other assets                                       1,116                   1,123
                                                   -----                   -----
   Total assets                                $  76,334               $  75,166
                                                  ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                              $   13,262               $   7,308
Accrued expenses                                   7,600                  12,288
                                                   -----                  ------
   Total current liabilities                      20,862                  19,596

Stockholders' equity

   Common stock                                       70                      71
   Additional paid in capital                     30,297                  30,896
   Retained earnings                              25,105                  24,603
                                                  ------                  ------
   Total stockholders' equity                     55,472                  55,570
                                                  ------                  ------
   Total liabilities and stockholders' equity $   76,334               $  75,166
                                                  ======                  ======

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                           2001            2000
                                                       -------------------------
OPERATING ACTIVITIES:

Net income                                            $     502        $  2,224
Adjustments to reconcile net income to net cash provided by operating activities:

      Equity in operations of investee                      242             148
      Depreciation and amortization                       1,680           2,499
      Changes in operating assets and liabilities        (4,953)          4,548
                                                         -------          -----
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (2,529)          9,419

INVESTING ACTIVITIES:
Notes receivable                                          3,190               -
Acquisition of Millennium Health, Inc.                  (38,657)              -
Purchase of property and equipment                         (350)         (1,102)
Sales of marketable securities                           26,978           2,428
                                                         ------           -----
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (8,839)          1,326

FINANCING ACTIVITIES:

Stock repurchases                                        (1,118)         (8,309)
Proceeds from exercise of stock options                     518              36
                                                            ---              --
NET CASH USED IN FINANCING ACTIVITIES                      (600)         (8,273)
                                                           -----         -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (11,968)          2,472
Cash and cash equivalents at beginning of period         19,016          16,215
                                                         ------          ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   7,048        $ 18,687
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


                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

Note 2.  Net Income per Common Share

   Net income per common share, basic, is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months Ended      Six Months Ended
                                                  June 30,              June 30,
                                       -----------------------------------------
                                            2001     2000          2001    2000
                                       -----------------------------------------
        Weighted average shares, basic     7,116    9,008          7,119  9,510
        Effect of diluted stock options      429      145            332    245
                                             ---      ---            ---    ---
        Weighted average shares, diluted   7,545    9,153          7,451  9,755
                                           =====    =====          =====  =====


Note 3. Purchase of Millennium Health, Inc.

On March 31, 2001 the Company purchased all of the outstanding capital stock of eBiocare.com, Inc.("eBiocare") which does business as Millennium Health, Inc. for $32.3 million in cash and the assumption and repayment of approximately $5 million in debt. eBiocare is a specialty pharmacy which contracts with insurance companies, government and other payors to provide direct to patient distribution of biotechnology drugs. The acquisition was accounted for as a stock purchase and, therefore, operating results of eBiocare have been included in the accompanying financial statements from the date of acquisition. Purchase price allocations have been done on a preliminary basis, subject to adjustment. Goodwill resulting from the acquisition is being amortized over a 20 year period.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3. Purchase of Millennium Health, Inc. (continued)

Unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000, assuming the eBiocare acquisition had occurred on January 1, 2000 are as follows (in thousands, except per share data):

                                                 Six Months Ended June 30,
                                                    2001         2000
                    Revenues                        $ 48,313     $ 58,653
                                                      ======       ======
                    Net income                      $    263     $    522
                                                         ===          ===
                    Net income per share, diluted   $    .04     $    .05
                                                         ===          ===

The pro-forma operating results shown above are not necessarily indicative of operations in the period following acquisition.


Note 4. Segment Information (unaudited)

The Company adheres to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Wound Care operations and Specialty Pharmacy operations. In its Wound Care operations, the Company contracts with hospitals to manage outpatient Wound Care Centers. In its Specialty Pharmacy operations, the Company contracts with insurance companies, government and other payors to provide direct to patient distribution of biotechnology drugs. The Company evaluates segment performance based on income from operations. Intercompany transactions are eliminated to arrive at consolidated totals.

The following table presents the results of operations and total assets of the reportable segments of the Company for the three months ended June 30, 2001 (000's omitted):

                           Wound Care       Specialty    Eliminating
                           Centers          Pharmacy     Entries        Total
                           --------------------------------------------------
Revenues                   $ 12,281        $ 11,690    $        -    $ 23,971
                             ======          ======             =      ======
Income from operations     $   (360)       $    525    $        -    $    165
                               ====             ===             =         ===
Total assets               $ 70,594        $  8,196    $   (2,456)   $ 76,334
                             ======           =====       =======      ======

Note 5. Recent Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board published Statement No. 142, Goodwill and Other Intangible Assets. Under Statement 142 (which supersedes APB Opinion No. 17, Intangible Assets), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 requires non-amortization of goodwill and indefinite lived intangible assets acquired after June 30, 2001. However, the impairment provisions of Statement 142 apply to these assets upon adoption of Statement 142. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., year beginning January 1, 2002 for Curative Health Services, Inc.). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. In all cases, the provisions of Statement 142 must be adopted as of the beginning of a fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc. is a leading disease management company that operates in two business segments: Wound Care and Specialty Pharmaceuticals. In its Wound Care operations, the Company contracts with hospitals to manage outpatient Wound Care Centers. These Wound Care Centers offer a comprehensive range of services which enable the Company to provide patient specific wound care diagnosis and treatments on a cost effective basis. Currently, the Company has 112 such contracts.

In its Specialty Pharmacy operations, the Company derives its revenues primarily from the provision of biopharmaceutical drugs to individuals with chronic conditions such as hemophilia, rheumatoid arthritis, multiple sclerosis, hepatitis C, and others, pursuant to contracts with insurance companies, government and other payors at contracted or allowable billing rates, and from the provision of biopharmaceutical drugs and related product services to retail pharmacies, pursuant to contracts with such pharmacies.

Results of Operations

Revenues. The Company's revenues for the second quarter of 2001 increased 11 percent to $23,971,000 compared to $21,590,000 for the second quarter of the prior fiscal year. The revenue increase is attributable to the inclusion of Specialty Pharmacy revenues of $11,690,000 related to the acquisition of eBiocare, offset by a reduction in Wound Care Center revenues of $9,309,000. For the first six months of 2001 revenues decreased $6,302,000 from $43,790,000 in 2000 to $ 37,488,000 for the same period in 2001, a 14 percent decrease. The reduction in revenues for the first six months of 2001 is attributable to a reduction in Wound Care revenues of $17,992,000 offset by the inclusion of $11,690,000 of Specialty Pharmacy revenues. The reduction in Wound Care revenues is attributable to the termination of 40 hospital based programs during the last 12 months, re-negotiation of existing contracts which resulted in reduced revenue to the Company, the conversion of 15 under arrangement model programs to management models which have lower revenue and expenses, and a reduction of Procuren revenues as a result of a decline in Procuren patients. The reduction in Wound Care Center revenue was partially offset by the opening of 7 new programs over the last 12 months. The Company ended the second quarter of 2001 with 112 hospital based Wound Care Centers operating compared to 149 at the end of the second quarter 2000. Revenues at existing centers declined 30 percent in the second quarter of 2001 as compared to the same period in 2000, primarily due to such contract renegotiations and declining Procuren revenues. At any time during the year, 10% to 20% of the Company's Wound Care Center contracts are being renegotiated with the client hospital for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payors. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. Further, the Medicare program implemented a new reimbursement system during 2000 for hospital outpatient services which has reduced reimbursement rates to hospitals. The termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Company's revenue. As the result of the legal action against the Company (See Legal Proceedings Part II item I), further unanticipated terminations or non-renewals may take place. Additionally, new business development has been slower than normal given the legal uncertainties facing the Company. Any inability of the Company to develop new Wound Care Centers could continue the revenue decline. The Company has and expects that it will continue to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations.
Further, the Company has been notified by Cytomedix, Inc. that it has exercised its option under the asset purchase agreement to close its Procuren processing facilities. These facilities were all closed during July 2001. As a result, there will be no revenue and expenses related to Procuren in subsequent periods other than revenues and expenses related to the dispensing of existing inventory. Although the Company does not expect that this event will have a material effect on its operations or financial condition other than reducing revenues and expenses, there can be no assurance that this event will not result in the termination of hospital contracts. The Company has a number of initiatives to counter the decline in Wound Care Center revenue, although there can be no assurance that the initiatives will be successful. Total new patients to the Wound Care Centers decreased 22 percent from 15,957 in the second quarter of 2000 to 12,448 for the same period in 2001. The total number of new patients receiving Procuren(R) therapy decreased from 938 in the second quarter of 2000 to 238 in the second quarter of 2001. The percentage of patients receiving Procuren(R) therapy decreased during the second quarter of 2001 to 2 percent from 5.9 percent for the same period in 2000. For the first six months of 2001 total new patients to the Wound Care Centers decreased 19% from 31,593 in 2000 to 25,708 in 2001. The total number of new patients receiving Procuren therapy decreased from 1,956 for the first six months of 2000 to 674 for the same period in 2001. The percentage of patients receiving Procuren therapy decreased from 6% in the first six months of 2000 to 3% for the same period in 2001.

Costs of Product Sales and Services. Costs of product sales and services for the second quarter increased from $13,684,000 in 2000 to $17,173,000 in 2001, an increase of 25 percent, and for the first six months of 2001 totaled $25,270,000 compared to $27,668,000 for the same period in 2000. For the second quarter of 2001 the increase is attributable to the inclusion of $9,931,000 of cost of sales and services related to Specialty Pharmacy operations, offset by a reduction in Wound Care operation costs of $6,442,000. The decrease in Wound Care costs is attributable to reduced staffing and operating expenses of approximately $1,516,000 related to the operation of 112 programs at the end of the second quarter 2001 compared with 149 programs operating at the end of the second quarter 2000, and reduced expenditures of approximately $985,000 related to Procuren production. Additionally there were 25 fewer under-arrangement programs in operation at the end of the second quarter of 2001 as compared to the same period for 2000 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the second quarter of 2001 this reduction in the number of under-arrangement programs accounted for approximately $1,691,000 of the decrease in product costs and services. During 2000, the Company eliminated 58 sales positions which resulted in a reduction of approximately $1,454,000 in product costs and services for the second quarter of 2001 as compared with the same period in 2000. As a percentage of revenues, costs of product sales and services for the second quarter of 2001 was 72 percent compared to 63 percent for the same period in 2000. For the first six months of 2001 cost of product sales and services decreased 9 percent. The decrease is attributed to a reduction in Wound Care costs of $12,329,000, offset by the inclusion of Specialty Pharmacy costs of $9,931,000. The reduction in Wound Care costs is attributable to reduced staffing and operating expenses of approximately $3,075,000 related to the operation of 112 programs at the end of the second quarter 2001 compared with 149 programs operating at the end of the second quarter 2000, and reduced expenditures of approximately $1,819,000 related to Procuren production. Additionally there were 25 fewer under-arrangement programs in operation at the end of the second quarter of 2001 as compared to the same period for 2000 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the first six months of 2001 this reduction in the number of under-arrangement programs accounted for approximately $3,192,000 of the decrease in Wound Care product costs and services. During 2000, the Company eliminated 58 Wound Care sales positions which resulted in a reduction of approximately $2,769,000 in product costs and services for the first six months of 2001 as compared with the same period in 2000.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter decreased from $7,131,000 in 2000 to $6,633,000 in 2001 a decrease of 8 percent. The reduction is due to a decrease in expenditures related to Wound Care operations of $1,022,000 offset by inclusion of $524,000 in selling, general and administrative related to Specialty Pharmacy. The decrease in the Wound Care related expense is primarily attributable to the positions eliminated at the Company during 2000 as well as the closing of the Company's Dallas field office. As a percentage of revenues, selling, general and administrative expenses were 28 percent in the second quarter of 2001 compared to 33 percent for 2000. The decrease is due to the increased revenue base and lower expenses in 2001. For the first six months of 2001 selling, general and administrative expenses decreased from $13,666,000 in 2000 to $11,762,000, a decrease of 14 percent. The reduction is due to a decrease in expenditures for the Wound Care business of $2,428,000 offset by the inclusion of $524,000 in selling, general and administrative related to the Specialty Pharmacy business. The decrease in the Wound Care related costs is primarily attributable to the positions eliminated at the Company during 2000 as well as the closing of the Company's Dallas field office. As a percentage of revenues, selling, general and administrative expenses were 31 percent for the first six months of 2001 and 2000.

Net Income. Net income was $10,000 or a breakeven per diluted share in the second quarter of 2001 compared to $835,000 or $0.09 per diluted share in the first quarter of 2000. For the first six months of 2001 net income was $502,000 or $.07 per diluted share compared to $2,224 or $.23 per diluted share for the same period in 2000. The decrease in earnings of $825,000 for the second quarter of 2001 and the decrease of $1,722,000 in earnings for the first six months of 2001 as compared to the same periods in 2000 is attributable to reduced operating margins in the Wound Care business as a result of the reduced revenue and the recording of $390,000 in goodwill amortization related to the purchase of eBiocare.com Inc., offset by the inclusion of operations of the Specialty Pharmacy business.

Liquidity and Capital Resources.

Working capital was $12.7 million at June 30, 2001 compared to $44.4 million at December 31, 2000. Total cash and cash equivalents as of June 30, 2001 was $7.0 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The Company's cash and cash equivalents and marketable securities held-to-maturity declined from $46 million at December 31, 2000 to $7.0 million at June 30, 2001. The decline is primarily attributable to the use of $38.7 million for the purchase of Millennium Health, Inc. on March 30, 2001. The ratio of current assets to current liabilities was 3.3:1 at December 31, 2000 and 1.6:1 at June 30, 2001.

Cash flows used in operating activities for the first six months of 2001 totaled $2,529,000 primarily attributable to a reduction in accounts payable and accrued expenses. Cash flows used in investing activities totaled $8,839,000 primarily attributable to the purchase of Millennium Health, Inc. offset by the sale of marketable securities. Cash flows used in financing activities totaled $600,000, primarily attributable to the Company's repurchase of shares of common stock.

For the first six months of 2001, the Company experienced a net increase in accounts receivable of $10,315,000 primarily attributable to the purchase of Millennium Health. Accounts receivable days outstanding were 76 days as of June 30, 2001 as compared to 61 days at December 31, 2000. Days outstanding for the Wound Care business was 65 days and for the Specialty Pharmacy business 87 days at June 30, 2001.

The Company's longer term cash requirements include working capital for the expansion of its wound care and specialty pharmacy businesses. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's management information systems. Additionally the Company expects to incur significant legal costs related to the Department of Justice actions and shareholder class action lawsuits filed against the Company (See Legal Proceedings, Part II Item 1). The Company expects that based on its current business plan, its existing cash and cash equivalents will be sufficient to satisfy its current working capital needs. The Company anticipates obtaining a revolving line of credit to supplement its working capital needs as the result of the Millennium acquisition and the Department of Justice's letter of credit request (See Part II, Item 1). The effects of inflation and foreign currency translation risks are considered immaterial.


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


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2001 annual meeting of stockholders on May 30, 2001. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the Annual Meeting in person or by proxy the holders of 6,384,260 votes. At the meeting the stockholders elected all seven members of the Company's Board of Directors to serve for a term of one year.

Elected members of the Board of Directors: (Shares voted affirmative in parenthesis)

                             Affirmative       Withheld/Against
                             -----------       ----------------
         Paul Auerbach       (5,729,773)          654,487
         Daniel Berce        (5,730,946)          653,314
         Lawrence English    (5,731,073)          653,187
         Joseph Feshbach     (5,729,773)          654,487
         Timothy I. Maudlin  (5,757,546)          656,714
         Gerard Moufflet     (5,728,161)          656,099
         John C. Prior       (5,726,753)          657,507

The stockholders disapproved the following:

(a) The proposed amendments to the Curative Health Services, Inc. 2000 Stock Incentive Plan. Number of votes for were, 1,558,482, against 2,148,979 and 9,455 abstained. Broker non-votes were 2,667,344.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 10.33 Employment Agreement dated June 25, 2001 between Nancy Lanis and the Company.

(b) Form 8-K

    Form 8-K dated April 13, 2001, reporting under Item 2 on the acquisition of eBiocare.com Inc. on March 30, 2001.

    Form 8-K/A dated June 12, 2001, reporting under Item 7 on the financial statements of the business acquired. This Form 8-K/A amends the Form 8-K filed with the Securities and Exchange Commission on April 13, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2001

                                    Curative Health Services, Inc.
                                   (Registrant)




                                /s/  John C. Prior
                                ------------------------------------------------
                                     John C. Prior
                                     President



                                /s/  Thomas Axmacher
                                ------------------------------------------------
                                     Thomas Axmacher
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 10.33


                              EMPLOYMENT AGREEMENT


            THIS EMPLOYMENT AGREEMENT (the "Agreement") is made effective as
                                            ---------
of June 25, 2001 (the "Effective Date"), between CURATIVE HEALTH SERVICES,
                       --------------
INC., a Minnesota corporation (the "Company"), and Nancy F. Lanis
                                     ------
("Executive").

            WHEREAS, the Company wishes to retain Executive as a key employee; and

            WHEREAS, the Company and Executive want the terms and conditions of Executive's employment to be governed by this Agreement;

            NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree as follows:

1.    Employment

      1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as Senior Vice President - General Counsel, subject to the direction of the President, and in connection therewith, to perform such duties as she shall reasonably be directed by the President to perform. Executive hereby accepts such employment and agrees to render such services. Executive shall perform her duties and carry out her responsibilities hereunder in a diligent manner, shall devote her exclusive and full working time, attention and effort to the affairs of the Company, shall use her best efforts to promote the interests of the Company and shall be just and faithful in the performance of her duties and in carrying out her responsibilities.


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

3.     Compensation and Benefits

      3.1    Cash Compensation.
             -----------------

            (a) Base Salary. The Company shall pay Executive an annual salary of $200,000 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Board of Directors and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

            (b)   Signing Bonus.  Executive shall be entitled to a one time
                  -------------
                  bonus payment of $15,000, payable on the six month anniversary from the Effective Date.

            (c)   Bonus Plan.  Executive shall be entitled to participate in
                  ----------
                  the Company's Executive Bonus Compensation Program, in accordance with and subject to the terms and provisions thereof.

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

      3.5 Stock Options. On the Effective Date; the Company agrees to grant Executive an Incentive Stock Option award for the purchase of 50,000 shares of the Company's common stock at an exercise price equal to the fair market value of such shares equal to the closing price of the Company's stock on the Effective Date. Such option award will be subject to such other terms and conditions as are set and determined by the Company's Board of Directors.

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

            (d) "Good Reason" shall mean, at any time the Company's requiring Executive to be based at a location in excess of fifty (50) miles from the location of Executive's principal office on the effective date, or within the twelve (12) month period immediately following a Change of Control, the occurrence of any one or more of the following events:

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

      4.5   Compensation Upon Termination.
            -----------------------------

            (a) Termination Prior to Change of Control. In the event the Company terminates (or elects not to renew) this Agreement without Cause, or Executive terminates (or elects not to renew) this Agreement for Good Reason and such termination (or nonrenewal) without Cause occurs prior to any Change of Control, Executive shall be entitled to receive her Base Salary through the Date of Termination, the welfare benefits described in Section 3.2 for the Benefit Period, and not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of Executive's then Current Base Salary plus the arithmetic average of payments made to Executive pursuant to the Company's Executive Bonus Compensation Program with respect to the three (3) fiscal years immediately preceding the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive which would otherwise vest and become exercisable during the twelve (12) month period commencing on the Date of Termination shall vest and become exercisable on the Date of Termination. In the event this Agreement is terminated (or not renewed) for any reason other than by the Company without Cause, and such termination (or nonrenewal) occurs prior to a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through such Date of Termination.

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

      Executive:        Nancy Lanis
                        37 Longview Road
                        Port Washington, NY 11050

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