Form 10-Q
period 2001-09-30
CURATIVE HEALTH SERVICES INC
filed 2001-11-14
CIK 874212

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)

     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----------Exchange Act of 1934

For the quarterly period ended September 30, 2001

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


                            5051 Highway 7, Suite 100
                            St. Louis Park, MN 55416
                    (Address of principal executive offices)
                         Telephone Number (952) 922-0201

                                150 Motor Parkway
                            Hauppauge, New York 11788
                                 (631) 232-7000
       (Former address of principal executive offices and telephone number)

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

            Yes     X                                No
                ---------                              ---------

As of November 1, 2001 there were 7,237,665 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                                      INDEX


Part I            Financial Information                                 Page No.
--------------------------------------------------------------------------------

Item 1      Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three and Nine Months ended September 30, 2001 and 2000      3

            Condensed Consolidated Balance Sheets
                  September 30, 2001 and December 31, 2000                     4

            Condensed Consolidated Statements of Cash Flows
                  Nine Months ended September 30, 2001 and 2000                5

            Notes to Condensed Consolidated Financial Statements               6

Item 2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    9

Item 3      Quantitative and Qualitative Disclosures About Market Risk        12



Part II     Other Information                                           Page No.
--------------------------------------------------------------------------------

Item 1      Legal Proceedings                                                 13

Item 6      Exhibits and Reports on Form 8-K                                  13

            Signatures                                                        14

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements

                 Curative Health Services, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Three Months Ended   Nine Months Ended
                                          ------------------   -----------------
                                             September 30,       September 30,
                                             -------------       -------------
                                             2001      2000     2001      2000
                                             ----      ----     ----      ----

Revenues                                    $23,764  $18,919   $61,252   $62,709

Costs and operating expenses:

    Cost of sales and services               16,907   12,085    42,177    39,753
    Selling, general and administrative       6,502    7,017    18,264    20,683
                                              -----    -----    ------    ------
        Total costs and operating expenses   23,409   19,102    60,441    60,436
                                             ------   ------    ------    ------

Income (loss) from operations                   355    (183)       811     2,273

Interest income                                  55      694       766     1,935
                                                 --      ---       ---     -----

Income before taxes                             410      511     1,577     4,208

Income taxes                                    234      202       899     1,675
                                                ---      ---       ---     -----

Net income                                     $176     $309      $678    $2,533
                                               ====     ====      ====    ======

Net income per common share, basic             $.02     $.04      $.09      $.28
                                               ====     ====      ====      ====

Net income per common share, diluted           $.02     $.04      $.08      $.27
                                               ====     ====      ====      ====

Weighted average common shares, basic         7,186    8,400     7,141     9,135
                                              =====    =====     =====     =====

Weighted average common shares, diluted       8,149    8,550     8,133     9,338
                                              =====    =====     =====     =====


                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                              September 30,   December 31,
                                                      2001           2000
                                                      ----           ----
                                                (unaudited)
ASSETS

Cash and cash equivalents                           $ 6,175        $19,016
Marketable securities held-to-maturity                  496         26,978
Accounts receivable, net                             19,997          9,843
Deferred tax assets                                   3,512          2,806
Assets available for sale                                 -          3,683
Inventory                                             2,165              -
Prepaid and other current assets                        780          1,664
                                                        ---          -----

     Total current assets                            33,125         63,990

Property and equipment, net                           5,859          7,065
Goodwill                                             34,848          2,988
Other assets                                          1,037          1,123
                                                      -----          -----

     Total assets                                   $74,869        $75,166
                                                    =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                   $ 11,217        $ 7,308
Accrued expenses                                      7,743         12,288
                                                      -----         ------

     Total current liabilities                       18,960         19,596

Stockholders' equity

Common stock                                             71             71
Additional paid in capital                           30,557         30,896
Retained earnings                                    25,281         24,603
                                                     ------         ------

     Total stockholders' equity                      55,909         55,570

     Total liabilities and stockholders' equity     $74,869        $75,166
                                                    =======        =======


                             See accompanying notes

                      Curative Health Services, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                         2001          2000
                                                 -------------------------------
OPERATING ACTIVITIES

Net income                                             $  678      $  2,533

Adjustments to reconcile net income to net cash (used in) provided by operating activities

          Equity in operations of investee                290           269
          Depreciation and amortization                 2,806         3,504
          Changes in operating assets and liabilities  (7,353)        7,311
                                                        -----        ------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES    (3,579)       13,617

INVESTING ACTIVITIES

Notes receivable                                        3,683             -
Acquisition of eBiocare                               (38,648)            -
Purchase of property and equipment                       (439)       (1,957)
Sales of marketable securities                         26,482         4,428
                                                       ------        ------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (8,922)        2,471


FINANCING ACTIVITIES

Stock repurchases                                      (1,118)      (12,656)
Proceeds from exercise of stock options                   778            37
                                                        -----        ------
NET CASH USED IN FINANCING ACTIVITIES                    (340)      (12,619)
                                                        -----        ------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (12,841)        3,469

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       19,016        16,215
                                                       ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 6,175       $19,684
                                                      =======       =======

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

                             See accompanying notes

                  Curative Health Services, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

Note 2.  Net Income per Common Share

Net income per common share, basic, is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing net income by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of weighted average shares, basic and diluted, used in determining basic and diluted earnings per share (in thousands):

                                             Three Months          Nine Months
                                             Ended                 Ended
                                             September 30,         September 30,

                                             2001     2000          2001    2000
                                             ----     ----          ----    ----
      Weighted average shares, basic        7,186    8,400         7,141   9,135

      Effect of dilutive stock options        963      150           992     203
                                              ---      ---           ---     ---
      Weighted average shares, diluted      8,149    8,550         8,133   9,338
                                            =====    =====         =====   =====



Note 3. Purchase of Millennium Health, Inc.

On March 31, 2001 the Company purchased all of the outstanding capital stock of eBiocare.com, Inc.("eBiocare") which does business as Millennium Health for $32.3 million in cash and the assumption and repayment of approximately $5 million in debt. eBiocare is a specialty pharmacy which contracts with insurance companies, government and other payors to provide direct to patient distribution of biopharmaceutical drugs. The acquisition was accounted for as a stock purchase and, therefore, operating results of eBiocare have been included in the accompanying financial statements from the date of acquisition. Purchase price allocations have been done on a preliminary basis, subject to adjustment. Goodwill resulting from the acquisition is being amortized over a 20 year period.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Purchase of Millennium Health, Inc. (continued)
Unaudited pro forma results of operations for the nine months ended September 30, 2001 and 2000, assuming the eBiocare acquisition had occurred on January 1, 2000 are as follows (in thousands, except per share data):

                                          Nine Months Ended September 30,
                                            2001             2000
                                            ----             ----
         Revenues                         $ 71,963         $ 66,054
                                            ======          =======
         Net income                       $    (16)        $    543
                                            ======          =======
         Net income per share, diluted    $     .-         $    .06
                                                ==              ===

The pro-forma operating results shown above are not necessarily indicative of operations in the period following acquisition.

Note 4. Segment Information

The Company adheres to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Specialty Health Services and Specialty Pharmacy Services. In its Specialty Health Services, the Company contracts with hospitals to manage outpatient Wound Care Centers. In its Specialty Pharmacy Services, the Company contracts with insurance companies, government and other payors to provide direct to patient distribution of biopharmaceutical drugs. The Company evaluates segment performance based on income from operations. Intercompany transactions are eliminated to arrive at consolidated totals.

The following table presents the results of operations and total assets of the reportable segments of the Company for the three months ended September 30, 2001 (in thousands):

                             Specialty      Specialty    Eliminating
                             Health         Pharmacy     Entries           Total

Revenues                     $ 11,085       $ 12,679     $       -      $ 23,764
                               ======          ======           ==        ======
(Loss)income from operations $   (379)      $    734     $       -      $    355
                               ======            ===            ==           ===
Total assets                 $ 69,373       $  8,968     $  (3,472)     $ 74,869
                               ======          =====        =======       ======

The following table presents the results of operations and total assets of the reportable segments of the Company for the nine months ended September 30, 2001 (000's omitted):

                             Specialty      Specialty    Eliminating
                             Health         Pharmacy     Entries           Total

Revenues                     $ 36,883       $ 24,369     $      -       $ 61,252
                               ======         ======           ==         ======
(Loss)income from operations $   (448)      $  1,259     $      -       $    811
                                =====          =====           ==            ===
Total assets                 $ 69,373       $  8,968     $ (3,472)      $ 74,869
                               ======          =====       =======        ======

Note 5.  Recent Accounting Pronouncements.

In June 2001 the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement 142 (which supersedes APB Opinion No. 17, Intangible Assets), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 require non-amortization of goodwill and indefinite lived intangible assets acquired after June 30, 2001. However, the impairment provisions of Statement 142 apply to these assets upon adoption of Statement 142. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., year beginning January 1, 2002 for Curative Health Services, Inc.). Although the Company is in process of assessing the impact of adopting Statement 142, based upon its current level of goodwill and qualifying intangible assets, management expects the adoption to reduce its 2002 annual amortization expense by approximately $1,700,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc. is a leading disease management company that operates in two business segments: Specialty Pharmacy Services and Specialty Health Services. In its Specialty Pharmacy operations, the Company purchases biopharmaceutical drugs from manufacturers and then contracts with insurance companies, government and other payors to provide direct to patient distribution of and education about these biopharmaceutical drugs. The Company's Specialty Pharmacy revenues are derived primarily from fees paid by the payors under these contracts for the purchase and distribution of these biopharmaceuticals. In addition, as part of its Specialty Pharmacy operations the Company provides biopharmaceutical product distribution and support services under contract with retail pharmacies for which it receives service fees. The biopharmaceutical drugs distributed by the Company are used by patients with chronic conditions such as hemophilia, hepatitis C, rheumatoid arthritis and multiple sclerosis. The Company contracts with approximately 170 payors and 3 retail pharmacies.

In its Specialty Health Services operations, the Company contracts with hospitals to manage outpatient Wound Care Centers. These Wound Care Centers offer a comprehensive range of services that enable the Company to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Currently, the Company has 110 such contracts. The Company also offers an expanded disease management offering that addresses the diabetic disease state.

Results of Operations

Revenues. The Company's revenues for the third quarter of 2001 increased 26 percent to $23,764,000 compared to $18,919,000 for the third quarter of the prior fiscal year. The revenue increase is attributable to the addition of Specialty Pharmacy revenues of $12,679,000 related to the acquisition of eBiocare, offset by a reduction in Specialty Health Services revenues of $7,834,000. For the third quarter, Specialty Pharmacy revenues increased $989,000 or 8.5% as compared to the second quarter of 2001. The increase is attributable to a 13% increase in hemophilia product sales and a 4% increase in injectable product sales. The increase in hemophilia sales is attributed to an increase in hemophilia patients to 181 as compared to 173 at the end of the second quarter. The Company expects reduced revenues for the Specialty Pharmacy business in the fourth quarter of 2001 as a result of the termination of unprofitable injectable product contracts. For the first nine months of 2001 revenues decreased $1,457,000 from $62,709,000 in 2000 to $61,252,000 for the same period in 2001, a 2 % decrease. The reduction in revenues for the first nine months of 2001 is attributable to a reduction in Specialty Health Services revenues of $25,826,000 offset by the addition of $24,369,000 of Specialty Pharmacy revenues as the result of the eBiocare acquisition. The reduction in Specialty Health Services revenues is attributable to the termination of 29 hospital based programs during the last 12 months, re-negotiation of existing contracts which resulted in reduced revenue to the Company, the conversion of 13 under arrangement model programs to management models which have lower revenue and expenses, and a reduction of Procuren revenues as a result of Cytomedix, Inc. no longer offering Procuren product. The reduction in Specialty Health Services revenue was partially offset by the opening of 8 new programs over the last 12 months. The Company ended the third quarter of 2001 with 110 hospital based Wound Care Centers operating compared to 133 at the end of the third quarter 2000. Revenues at existing centers declined 28 percent in the third quarter of 2001 as compared to the same period in 2000, primarily due to such contract renegotiations and declining Procuren revenues. Total new patients to the Wound Care Centers decreased 16 percent from 15,201 in the third quarter of 2000 to 12,765 for the same period in 2001. For the third quarter same store new patients increased 2.3% over the same period in the prior fiscal year. The decline in total new patients is attributed to the decline in the total number of Wound Care Centers operating.

Costs of Product Sales and Services. Costs of product sales and services for the third quarter increased from $12,085,000 in 2000 to $16,907,000 in 2001, an increase of 40 percent, and for the first nine months of 2001 totaled $42,177,000 compared to $39,753,000 for the same period in 2000. For the third quarter of 2001 the increase is attributable to the addition of $10,808,000 of cost of sales and services related to Specialty Pharmacy operations, offset by a reduction in Specialty Health Services operation costs of $5,986,000. The decrease in Specialty Health Services costs is attributable to reduced staffing and operating expenses of approximately $1,506,000 related to the operation of 110 programs at the end of the third quarter of 2001 compared with 133 programs operating at the end of the third quarter 2000, and reduced expenditures of approximately $1,687,000 related to Procuren production. Additionally there were 24 fewer under-arrangement programs in operation at the end of the third quarter of 2001 as compared to the same period for 2000 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the third quarter of 2001 this reduction in the number of under-arrangement programs accounted for approximately $1,334,000 of the decrease in product costs and services. During 2000, the Company eliminated 58 sales positions which resulted in a reduction of approximately $891,000 in product costs and services for the third quarter of 2001 as compared with the same period in 2000. As a percentage of revenues, costs of product sales and services for the third quarter of 2001 was 71 percent compared to 64 percent for the same period in 2000. The increase is primarily attributable to the addition of Specialty Pharmacy operations, which has lower gross margins. For the first nine months of 2001 cost of product sales and services increased 6 percent. The increase is attributed to the addition of Specialty Pharmacy costs of $20,739,000 offset by a reduction in Specialty Health Services costs of $18,315,000. The reduction in Wound Care costs is attributable to reduced staffing and operating expenses of approximately $4,581,000 related to the operation of 110 programs at the end of the third quarter 2001 compared with 133 programs operating at the end of the third quarter 2000, and reduced expenditures of approximately $3,506,000 related to Procuren production. Additionally, there were 24 fewer under-arrangement programs in operation at the end of the third quarter of 2001 as compared to the same period for 2000 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the first nine months of 2001 this reduction in the number of under-arrangement programs accounted for approximately $4,526,000 of the decrease in Specialty Health Services product costs and services. During 2000, the Company eliminated 58 Wound Care sales positions which resulted in a reduction of approximately $3,661,000 in product costs and services for the first nine months of 2001 as compared with the same period in 2000.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter decreased from $7,017,000 in 2000 to $6,502,000 in 2001 a decrease of 7 percent. The reduction is due to a decrease in expenditures related to Specialty Health Services operations of $1,652,000 offset by addition of $1,137,000 in selling, general and administrative expenses related to Specialty Pharmacy. The decrease in Specialty Health Services related expense is primarily attributable to the positions eliminated at the Company during 2000 as well as the closing of the Company's Dallas field office. As a percentage of revenues, selling, general and administrative expenses were 27 percent in the third quarter of 2001 compared to 37 percent for 2000. The decrease is due to the increased revenue base and lower expenses in 2001. For the first nine months of 2001 selling, general and administrative expenses decreased from $20,683,000 in 2000 to $18,264,000, a decrease of 12 percent. The reduction is due to a decrease in expenditures for the Specialty Health Services business of $4,790,000 offset by the inclusion of $2,371,000 in selling, general and administrative expenses related to the Specialty Pharmacy business. The decrease in the Specialty Health Services related costs is primarily attributable to the positions eliminated at the Company during 2000 as well as the closing of the Company's Dallas field office. As a percentage of revenues, selling, general and administrative expenses were 30 percent for the first nine months of 2001 compared to 33 percent for 2000.

Net Income. Net income was $176,000 or $0.02 per diluted share in the third quarter of 2001 compared to $309,000 or $0.04 per diluted share in the third quarter of 2000. For the first nine months of 2001 net income was $678,000 or $.08 per diluted share compared to $2,533 or $.27 per diluted share for the same period in 2000. The decrease in earnings of $133,000 for the third quarter of 2001 is primarily attributable to the recording of $470,000 in goodwill amortization related to the purchase of eBiocare. For the first nine months of 2001 the decrease in earnings is attributable to the recording of $817,000 of goodwill amortization related to the eBiocare purchase, an increase in legal expense related to the Department of Justice and shareholder actions of $525,000, reduced operating margins in the Specialty Health Services business as a result of the reduced revenue, offset by the inclusion of operations of the Specialty Pharmacy business.

Liquidity and Capital Resources.

Working capital was $14.2 million at September 30, 2001 compared to $44.4 million at December 31, 2000. Total cash, cash equivalents and marketable securities held to maturity as of September 30, 2001 was $6.7 million and was invested primarily in highly liquid money market funds, commercial paper and government securities. The Company's cash and cash equivalents and marketable securities held-to-maturity declined from $46 million at December 31, 2000 to $6.7 million at September 30, 2001. The decline is primarily attributable to the use of $38.7 million for the purchase of eBiocare on March 30, 2001. The ratio of current assets to current liabilities was 3.3:1 at December 31, 2000 and 1.8:1 at September 30, 2001.

Cash flows used in operating activities for the first nine months of 2001 totaled $3,579,000 primarily attributable to a reduction in accounts payable and accrued expenses. Cash flows used in investing activities totaled $8,922,000 primarily attributable to the purchase of eBiocare offset by the sale of marketable securities to fund the purchase. Cash flows used in financing activities totaled $340,000, primarily attributable to the Company's repurchase of shares of common stock offset by stock option exercises.

For the first nine months of 2001, the Company experienced a net increase in accounts receivable of $10,154,000 primarily attributable to the purchase of eBiocare. Accounts receivable days outstanding were 76 days as of September 30, 2001 as compared to 61 days at December 31, 2000. Days outstanding for the Specialty Health Services business was 68 days and for the Specialty Pharmacy business 83 days at September 30, 2001.

The Company's longer term cash requirements include working capital for the expansion of its specialty health care and specialty pharmacy businesses. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's management information systems. Additionally the Company expects to incur significant legal costs related to the Department of Justice actions and shareholder class action lawsuits filed against the Company (See Legal Proceedings, Part II Item 1). The Company expects that based on its current business plan, its existing cash and cash equivalents will be sufficient to satisfy its current working capital needs. The Company anticipates obtaining a revolving line of credit to supplement its working capital needs as the result of the Millennium acquisition and other contingencies. The effects of inflation and foreign currency translation risks are considered immaterial.


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

 Curative Health Services, Inc. and Subsidiaries


Part II.  Other Information
---------------------------
Item 1. Legal Proceedings

With respect to the Company's pending litigation and legal actions previously disclosed, there have been no material developments other than as disclosed in
Item 3 - "Legal Proceedings" in the Company's Annual Report on form 10K filed with the SEC for the year ended December 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 10.34 Employment Agreement dated September 17, 2001 between Gary Blackford and the Company.


(b)   Form 8-K

      There were no reports filed on form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2001

                                  Curative Health Services, Inc.
                                 (Registrant)




                                  /s/ Gary D. Blackford
                                  -------------------------------------------
                                      Gary D. Blackford
                                      Chief Executive Officer



                                 /s/ Thomas Axmacher
                                 --------------------------------------------
                                     Thomas Axmacher
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                                                    Exhibit10.34





                              EMPLOYMENT AGREEMENT


      THIS EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of September 17, 2001 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and GARY D. BLACKFORD ("Executive").

      WHEREAS, the Company wishes to employ Executive in the employ of the Company as its Chief Executive Officer and Executive desires to accept such employment; and

      WHEREAS, the Company and Executive want the terms and conditions of Executive's employment to be governed by this Agreement.

      NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree as follows:

1.    Employment
      ---------

1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as its Chief Executive Officer, subject to the direction of the Board of Directors, and in connection therewith, to perform such duties as he shall reasonably be directed by the Board of Directors to perform. Executive hereby accepts such employment and agrees to render such services on the terms and conditions set out herein. Executive shall perform his duties and carry out his responsibilities hereunder in a diligent manner, shall use his best efforts to promote the interests of the Company and shall be faithful in the performance of his duties and in carrying out his responsibilities.

1.2 Location. The principal location for performance of Executive's services hereunder shall be Minneapolis, Minnesota, subject to reasonable travel requirements during the course of such performance.

1.3 Board of Directors. Executive agrees to accept election and to serve or continue to serve, as the case may be, during the Term as a director of the Company and of any subsidiary or affiliate of the Company, without any compensation therefor other than that specified herein, if elected to any such position by the Board of Directors or by the stockholders of the Company or of any subsidiary or affiliate, as the case may be. The Company will use its best efforts to cause and maintain the election of Executive to the Company's Board of Directors. In connection therewith, the Company shall use its best efforts to include Executive in the management slate for election as a director at every annual meeting of shareholders of the Company at which his term as a director would otherwise expire. Upon the termination of this Agreement or Executive's employment hereunder for any reason, Executive shall resign from the Board and from all other positions as an officer or director of any of the Company's subsidiaries or affiliates.

2.    Employment Term
      ---------------
      The term of Executive's employment hereunder (the "Term") shall be deemed to commence on the Effective Date and shall end on the first anniversary of the Effective Date, unless sooner terminated as hereinafter provided; provided, however, that the Term shall be automatically renewed and extended for an additional period of one (1) year on each anniversary thereafter unless either party gives a Notice of Termination (as defined below) to the other party at least three (3) months prior to such anniversary.

3.    Compensation and Benefits
      -------------------------
3.1   Cash Compensation

     (a) Base Salary. The Company shall pay Executive an annual salary of $350,000 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed by the Company's Board of Directors no less frequently than annually and, in any case, upon the consummation by the Company of any material acquisition, and, on any such review, may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

     (b) Bonus Plan. The Company shall establish a bonus plan for Executive, under which Executive shall be eligible to receive a bonus for each year of employment, based upon criteria to be agreed upon by the Company's Board of Directors and Executive, in an amount up to 50% of his then current annual base salary; provided that with respect to the first twelve (12) months of employment, Executive shall receive no less than 25% of his annual base salary or $87,500. The bonus, if any, shall be payable within sixty (60) days following the respective anniversary of the Effective Date. The Company and Executive may consider in the future revising payments of such bonuses so that such payments would be made based on the calendar year. The Company and Executive shall use reasonable efforts to establish the criteria for bonuses promptly following the Effective Date, and shall review such criteria prior to each anniversary of the Effective Date, or, if the Company and Executive revise the payment of such bonuses to a calendar year, then such review will take place on a yearly basis, while this Agreement remains in effect.

3.2 Participation in Benefit Plans. Executive shall be entitled to participate in all employee benefit plans or programs of the Company to the extent that his position, title, tenure, salary, age, health and other qualifications make him eligible to participate. The Company does not guarantee the continuance of any particular employee benefit plan or program during the Term, and Executive's participation in any such plan or program shall be subject to all terms, provisions, rules and regulations applicable thereto. If Executive elects not to participate in the Company's health care plan, but to obtain coverage directly through Minnesota Blue Cross Blue Shield, or such other insurer as the Company may approve, the Company shall reimburse Executive for the reasonable cost of such coverage. Executive will be entitled to twenty (20) days of vacation per year. For the Benefit Period, if any, (as hereinafter defined) the Company will arrange to provide Executive with welfare benefits (including life and health insurance benefits) of substantially similar design and cost to Executive as the welfare benefits and other employee benefits available to Executive prior to Executive's or the Company's, as the case may be, receipt of Notice of Termination (as hereinafter defined). In the event that Executive shall obtain full-time employment providing welfare benefits during the Benefit Period, such benefits as otherwise receivable hereunder by Executive shall be discontinued.

3.3 Expenses. The Company will promptly pay or reimburse Executive for all reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties under this Agreement. Executive shall keep detailed and accurate records of expenses incurred in connection with the performance of his duties hereunder and reimbursement therefor shall be in accordance with reasonable policies and procedures to be established from time to time by the Board.

3.4 Automobile Expenses. During the Term and in accordance with the Company's Executive Automobile Policy, Executive shall be entitled to the use of an automobile leased in the name of the Company. The Executive shall be repaid by the Company for the monthly lease expense for an automobile leased in the name of the Executive and for all normal automobile operating expenses incurred by the Executive.

3.5 Stock Options. On the Effective Date, the Company shall grant Executive Non-Qualified Stock Option awards for the purchase of an aggregate of 380,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of such shares equal to the closing price of the Company's stock on the trading day immediately preceding the Effective Date. In addition, if, after the Effective Date and during the Term, the Company issues shares of its capital stock in connection with any private placement, public offering or acquisition, it shall review and discuss in good faith with Executive the granting of additional stock options. Such stock option awards, if any, will be subject to such terms and conditions as are set and determined by the Company's Board of Directors after discussion with Executive.

4.    Termination of Employment
      -------------------------
4.1   Definitions

(a) "Benefit Period" shall mean (i) the twelve (12) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(a), or (ii) the forty-eight (48) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(b).

(b)   "Cause" shall mean any of the following:

     (i)  the conviction of Executive of a felony; or

     (ii) the material breach by Executive of his agreements or obligations under this Agreement, if such breach is described in a written notice to Executive referring to this Section 4.1(b)(v), and such breach has not been cured within thirty (30) days after receipt of such notice.

(c)   A "Change of Control" shall mean any of the following:

     (i)  a sale of all or substantially all of the assets of the Company;

     (ii) the acquisition of more than fifty percent (50%) of the Common Stock of the Company (with all classes or series thereof treated as a single class) by any person or group of persons;

     (iii)a reorganization of the Company wherein the holders of Common Stock of the Company receive stock in another company, a merger of the Company with another company wherein there is a fifty percent (50%) or greater change in the ownership of the Common Stock of the Company as a result of such merger, or any other transaction in which the Company (other than as the parent corporation) is consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation;

     (iv) in the event that the Common Stock is traded on an established securities market, a public announcement that any person has acquired or has the right to acquire beneficial ownership of more than fifty percent (50%) or more of the then-outstanding Common Stock and for this purpose the terms "person" and "beneficial ownership" shall have the meanings provided in Section 13(d) of the Securities and Exchange Act of 1934 or related rules promulgated by the Securities and Exchange Commission, or the commencement of or public announcement of an intention to make a tender offer or exchange offer for more than fifty percent (50%) or more of the then outstanding Common Stock;

     (v) a majority of the Board of Directors is not comprised of Continuing Directors. A "Continuing Director" means a person who is a member of the Board of Directors of the Company on the date hereof; or

     (vi) the Board of Directors of the Company, in its sole and absolute discretion, determines that there has been a sufficient change in the share ownership of the Company to constitute a change of effective ownership or control of the Company; provided, however, that a reorganization of the Company instituted and approved by the Board of Directors wherein the holders of Common Stock of the Company receive stock in another company which becomes the parent company to the Company so as to create a holding company structure without altering the relative voting or economic interests of such holders in such parent company (a "Holding Company Reorganization") shall not be a Change of Control.

(d) "Date of Termination" shall mean the date specified in the Notice of Termination (as hereinafter defined) (except in the case of Executive's death, in which case the Date of Termination shall be the date of death); provided, however, that if Executive's employment is terminated by the Company other than for Cause, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to Executive and if Executive's employment is terminated by Executive, the date specified in the Notice of Termination shall not be more than sixty (60) days from the date the Notice of Termination is given to the Company.
(e) "Notice of Termination" shall mean a written notice either from the Company to Executive, or Executive to the Company, that indicates Section 2 or the specific provision of Section 4 of this Agreement relied upon as the reason for such termination or nonrenewal, the Date of Termination, and, in reasonable detail, the facts and circumstances claimed to provide a basis for termination or nonrenewal pursuant to Section 2 or this Section 4 of this Agreement.

4.2 Termination Upon Death or Disability. This Agreement, and Executive's employment hereunder, shall terminate automatically and without the necessity of any action on the part of the Company upon the death of Executive. In addition, if at any time during the Term the Board of Directors shall determine, based upon a written opinion of a qualified physician selected by the Board of Directors, that Executive has become physically or mentally disabled, whether totally or partially, so that he is unable substantially to perform his duties and services hereunder for (i) a period of six (6) consecutive months, or (ii) for shorter periods aggregating six (6) months during any twelve (12) month period, the Company may at any time after the last day of the sixth consecutive month of disability or the day on which the shorter periods of disability shall have equaled an aggregate of six (6) months, by written notice to Executive (but before Executive has recovered from such disability), terminate this Agreement and Executive's employment hereunder.

4.3 Company's and Executive's Right to Terminate--Prior to and Not in Connection with a Change of Control. Prior to a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time by the Company, with or without Cause, upon at least thirty (30) days prior written notice to Executive, and by Executive, at any time and for any reason, upon at least sixty
(60) days prior written notice to the Company. Any termination of Executive's employment by the Company without Cause prior to a Change of Control that occurs at the request or insistence of any person (other than the Company) relating to such Change of Control shall be deemed to have occurred after the Change of Control for the purposes of this Agreement.

4.4 Company's and Executive's Right to Terminate--Following or in Connection with a Change of Control. Following or in connection with a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time (i) by the Company, with or without Cause, upon at least thirty (30) days prior written notice to Executive, and (ii) by Executive for any reason upon at least sixty (60) days prior written notice to the Company. Executive's right to terminate his employment pursuant to this Section 4.4 shall not be affected by incapacity due to physical or mental illness.

4.5   Compensation Upon Termination

(a) Termination Prior to and Not in Connection with a Change of Control. In the event that (i) the Company terminates (or elects not to renew) this Agreement without Cause or (ii) Executive terminates this Agreement due to the breach by the Company of its obligations hereunder which continue for thirty (30) days after written notice thereof from Executive to the Company, and such termination (or nonrenewal) described in clauses (i) or (ii) occurs prior to and not in connection with any Change of Control, Executive shall be entitled to receive his Base Salary through the Date of Termination, the welfare benefits described in Section 3.2 for the Benefit Period, and not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of Executive's then Current Base Salary plus the maximum payment that could have been made to Executive under Section 3.1(b) hereof for the contract year during which said termination occurs, as if Executive had been employed for the entire contract year. If such payments are made and benefits provided pursuant to the preceding clause (ii), such payments and benefits are agreed to be liquidated damages and not a penalty, and Executive shall have no other claims against the Company. In the event this Agreement is terminated (or not renewed) for any reason other than as described in the preceding clauses (i) and (ii), and such termination (or nonrenewal) occurs prior to and not in connection with a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through such Date of Termination.

(b) Termination Following or in Connection with a Change of Control. In the event this Agreement is terminated (or not renewed) for any reason, and such termination (or nonrenewal) occurs in connection with or following a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through the Date of Termination, the benefits described in Section 3.2 for the Benefit Period, and the payment described in Section 5.2 to the extent not previously paid.

(c) At Executive's option to be exercised by written notice to the Company, the severance benefits payable under this Section 4.5 shall be paid in accordance with the Company's normal payroll procedures over the twelve (12) month or longer period as contemplated by Section 4.5(b), as the case may be, corresponding to the amount of the payments instead of in a lump sum.

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

(e) Anything to the contrary contained herein notwithstanding, in the event that any payment or benefit received or to be received by Executive in connection with a Change in Control of the Company or termination of Executive's employment constitutes a "parachute payment" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code") which would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), then the Company shall pay Executive in cash an additional amount (the "Gross-Up Payment") such that, after payment by Executive of all taxes, including but not limited to income taxes (and any interest and penalties imposed with respect thereto) and the Excise Tax imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed on the parachute payments.

5.    Covenants
      ---------

5.1 Holding Company Reorganization. In the event of a Holding Company Reorganization, (i) the Company shall assign this Agreement to the ultimate parent company such that Executive becomes the Chief Executive Officer of such parent, and (ii) all stock option awards then held by Executive shall be converted into identical stock options awards to purchase capital stock of such parent.

5.2 Change of Control. Not later than thirty (30) days after a Change of Control, Executive shall receive a lump sum payment equal to the product of two
(2) times the sum of Executive's then current annual Base Salary plus the maximum payment that could have been made to Executive under Section 3.1(b) hereof for the contract year during which the Change of Control occurs, as if Executive has been employed for the entire contract year. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive shall vest and become immediately exercisable in full.

5.3 Trade Secrets and Confidential Information. Executive agrees that he shall, during the course of his employment and thereafter, hold inviolate and keep secret all documents, materials, knowledge or other confidential business or technical information of any nature whatsoever disclosed to or developed by him or to which he had access as a result of his employment (hereinafter referred to as "Confidential Information"). Such Confidential Information shall include technical and business information, including, but not limited to, inventions, research and development, engineering, products, designs, manufacture, methods, systems, improvements, trade secrets, formulas, processes, marketing, merchandising, selling, licensing, servicing, customer lists, records or financial information, manuals or Company strategy concerning its business, strategy or policies. Executive agrees that all Confidential Information shall remain the sole and absolute property of the Company. During the course of his employment, Executive shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity, except for the purpose of conducting business on behalf of the Company. Following the Term, Executive shall not use, disclose, disseminate, publish, reproduce or otherwise make available such Confidential Information to any person, firm, corporation or other entity. Upon termination of his employment with the Company, Executive will leave with or deliver to the Company all records and any compositions, articles, devices, equipment and other items which disclose or embody Confidential Information including all copies or specimens thereof, whether prepared by him or by others. The foregoing restrictions shall not apply to any knowledge or information which is now public or which subsequently becomes publicly known (other than as a breach of this Agreement) or that Executive obtains from a third party under no obligation of confidentiality to the Company.

5.4 Executive Employment. During the Term, Executive shall devote substantially all of his working time to the business of the Company. The parties acknowledge that during the Term the Executive will, subject to the requirement of the preceding sentence, be entitled to engage in other activities of a business, professional or commercial nature for which he may receive compensation.

5.5 Non-Solicitation. For one (1) year after termination of employment with the Company for any reason, the Executive shall not directly or indirectly solicit or hire, or assist any other person in soliciting or hiring, any employee of the Company (as of the date of termination) or any person who, as of the date of termination, was in the process of being recruited by the Company or induce any such employee to terminate his or her employment with the Company, until 30 days after he has first given written notice to the Company of his intention to engage in such activity and identified in such writing the person or persons who he intends to solicit unless the Company has, prior to the expiration of such 30 day period in writing waived such requirement as to the person or persons identified in the Executive's notice.

6.    Miscellaneous
      -------------
6.1 Notices. Any notice required or permitted to be delivered hereunder shall be in writing and shall be deemed to be delivered on the earlier of (i) the date received, or (ii) the date of delivery, refusal or non-delivery indicated on the return receipt, if deposited in a United States Postal Service depository, postage prepaid, sent registered or certified mail, return receipt requested, addressed to the party to receive the same at the address of such party set forth below, or at such other address as may be designated in a notice delivered or mailed as herein provided.

            To Company: Curative Health Services, Inc.
                        150 Motor Parkway, 4th Floor
                        Hauppauge, NY 11788

            Executive:  Gary D. Blackford
                        14931 Boulder Pointe Rd.
                        Eden Prairie, MN 55347

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

6.6 Controlling Law; Jurisdiction. This Agreement has been entered into by the parties in the State of Minnesota and shall be continued and enforced in accordance with the laws of that State. The parties agree that United States District Court for the District of Minnesota shall have sole and exclusive jurisdiction over any lawsuit or proceeding relating to or arising from this Agreement. If such court lacks subject matter jurisdiction, the parties agree that the Minnesota state courts shall have sole and exclusive jurisdiction.

6.7 Assignments. The Company shall have the right to assign this Agreement and to delegate all rights, duties and obligations hereunder to any entity that controls the Company, that the Company controls or that may be the result of the merger, consolidation, acquisition or reorganization of the Company and another entity. In such event, the term "Company" shall refer to such assignee. Executive agrees that this Agreement is personal to him and his rights and interest hereunder may not be assigned, nor may his obligations and duties hereunder be delegated (except as to delegation in the normal course of operation of the Company), and any attempted assignment or delegation in violation of this provision shall be void.

6.8 Attorney Fees. In the event of litigation between the parties to enforce their respective rights under this Agreement, the prevailing party shall be entitled to receive from the non-prevailing party reimbursement of the prevailing party's reasonable attorney's fees and costs at all levels of trial and appeal.


      IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.

                                          CURATIVE HEALTH SERVICES, INC.



                                          By:_________________________________
                                          Its:  Chairman



                                             ---------------------------------
                                             Executive