Form 10-K
period 2001-12-31
CURATIVE HEALTH SERVICES INC
filed 2002-04-01
CIK 874212

================================================================================

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

                   For the fiscal year ended December 31, 2001

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the ----------- Securities Exchange Act of 1934

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 15, 2002, 11,559,642 shares of Common Stock of Curative Health Services, Inc. were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based upon its closing price on such date) was approximately $102 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which the Registrant intends to file not later than 120 days following December 31, 2001, are incorporated by reference to Part III of this Form 10-K Report.

================================================================================

                                     PART I

Item 1.  Business

Business of Curative Health Services, Inc.

      Curative Health Services, Inc. seeks to deliver high-quality results and exceptional patient satisfaction for patients experiencing serious or chronic medical conditions through two unique business units. Our Specialty Pharmacy Services business unit provides services to help patients manage the healthcare process and offers related pharmacy products to patients for chronic and critical disease states. Through our Specialty Pharmacy Services business unit, we purchase various biopharmaceutical products, which include both pharmaceuticals (i.e., drugs) as well as biological products (e.g., hemophilia factor), from manufacturers and then contract with insurance companies, government agencies and other payors to provide distribution, education and other support services in connection with these biopharmaceutical products. In addition, as part of our Specialty Pharmacy Services operations, we provide biopharmaceutical product distribution, data and support services under contract with retail pharmacies. The biopharmaceutical products distributed by us are used by patients with chronic or severe conditions such as hemophilia, hepatitis C, rheumatoid arthritis and multiple sclerosis. We have contracts with approximately 170 payors and three retail pharmacies. Our Specialty Pharmacy Services business unit provides services directly to patients and caregivers via mail order, overnite courier, retail pharmacy and having our community-based representatives deliver the products.

      Our Specialty Healthcare Services business unit is a leading disease management company in chronic wound care management. Currently, our Specialty Healthcare Services business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services for treatment of chronic wounds. Our Wound Management Program(R) consists of diagnostic and therapeutic treatment procedures which are designed to meet each patient's specific wound care needs on a cost-effective basis. Our treatment procedures are designed to achieve positive results for wound healing based on our significant experience in the field. We maintain a proprietary database of patient results that we have collected since 1988 containing over 350,000 patient cases. Our treatment procedures, which are based on our extensive patient data, have allowed us to achieve an overall rate of healing of approximately 80% for patients completing therapy. Our Wound Care Center network consists of approximately 100 outpatient clinics
(operating or contracted to open), located on or near campuses of acute care hospitals in more than 30 states.

Specialty Pharmacy Services Business Unit

      Our Specialty Pharmacy Services business unit provides high cost, injectable biopharmaceutical products to patients with chronic health conditions for which there is no cure. Our Specialty Pharmacy Services business unit services include patient education and instruction regarding the administration of their medications, monitoring of patient compliance with manufacturers guidelines, specialized delivery services, including refrigerated overnight mail, courier or community liaison delivery services, patient and community advocacy, and reimbursement services on behalf of patients, retail pharmacies and payors.

Specialty Pharmacy Services Market and Products

      The specialty pharmacy industry has developed as the approval of new biopharmaceutical products has expanded. These specialty products require temperature sensitive storage and delivery, patient education, training and monitoring in their proper use. The principal patient disease states we service are hemophilia, multiple sclerosis, rheumatoid arthritis, hepatitis C, post chemotherapy and growth hormone deficiency. The biopharmaceutical drugs we provide to treat these diseases are high cost, require special dispensing and temperature sensitive delivery, and are usually self administered by the patient through an injection. A discussion of the disease states we service and products we offer follows.

      Hemophilia - hemophilia is an inherited disorder that causes abnormal bleeding. This bleeding may occur after trauma, injury, surgery or spontaneously for no apparent cause. There are two types of hemophilia, hemophilia A and hemophilia B. Hemophilia A is the result of a deficiency in the bloodstream of a plasma protein called factor VIII which helps blood to clot. The greater the deficiency of this plasma protein, the greater the severity of the disease. Severity in hemophilia is measured as mild, moderate or severe. Approximately 80% of hemophiliacs are type A. Hemophilia B is also the result of a deficiency in the bloodstream of a plasma protein, factor IX. Severity of this type of hemophilia is also measured as mild, moderate or severe. Approximately 20% of all hemophiliacs are type B. It is estimated that there are 20,000 persons in the United States that suffer from one of the two types of hemophilia and that 60% suffer from a severe form of the disease. In the case of patients with severe hemophilia, injection of clotting factor is usually required on a weekly basis, and more frequently if an episode of bleeding occurs. Our Specialty Pharmacy Services business unit provides hemophilia patients with both factor VIII and factor IX blood clotting products under prescription from a physician.

      Multiple sclerosis - multiple sclerosis is a disease of the central nervous system for which neither a cause nor a cure is currently known. The central nervous system is made up of nerves that act as the body's messenger system. Nerves are protected by substances called myelin, which insulate the nerves and aid in the transmission of nerve impulses, or messages between the brain and other parts of the body. In patients with multiple sclerosis, the body's immune cells enter the brain and spinal cord and attack the protective myelin covering. Once the myelin is gone, a process called demyelination, nerve impulses sent throughout the central nervous system can become disrupted. The brain then becomes unable to send and receive messages. Although the nerves can regain myelin, this process is not fast enough to outpace the deterioration that occurs. The types and severity of multiple sclerosis varies due to the location and the extent of demyelination. It is estimated that between 250,000 and 300,000 persons in the United States have multiple sclerosis. In recent years the FDA has approved several biopharmaceutical drugs that been shown to help slow the progression of multiple sclerosis. These drugs are Avonex, Betaseron and Copaxone. Our Specialty Pharmacy Services business unit provides these products, under prescription from a physician, to patients with multiple sclerosis.

      Rheumatoid arthritis - rheumatoid arthritis is an inflammatory disease of the synovium, or lining of the joint, that results in pain, stiffness, swelling, deformity and loss of function in the joints as cartilage and bone is destroyed. This inflammation is most common in the hands and the feet. Rheumatoid arthritis is an auto-immune disease, which means it is a disease in which the body's immune system attacks its own body tissues It is estimated that 2.1 million people in the United States have rheumatoid arthritis. The treatment of rheumatoid arthritis involves specialty biopharmaceuticals. Many drugs may be used to manage pain and slow progression of rheumatoid arthritis, but there is currently no cure for the disease. Current treatments of rheumatoid arthritis target reducing inflammation, preventing damage to bones, ligaments and joints, and preserving joint function. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, specialty anti-inflammatory biopharmaceuticals such as Enbrel and Remicade to treat the symptoms of rheumatoid arthritis.

      Hepatitis C - hepatitis C is a blood borne infection that can attack and damage the liver. The hepatitis C virus is spread predominately through contact with infected blood and can lead to cirrhosis, liver cancer or liver failure. Hepatitis C is the principal reason for liver transplant and affects an estimated 4 million persons in the United States. It is characterized by a consistent elevation of liver enzymes. There is currently no cure or vaccination for hepatitis C. Treatment of hepatitis C may include the use of interferon and the antiviral drug ribavirin. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, hepatitis C treatments such as Intron and Rebetron.

      Post chemotherapy - post chemotherapy patients often develop fatigue, anemia and susceptibility to infection as the result of their cancer treatments. Approximately 70% of all cancer patients receiving chemotherapy treatments experience fatigue and anemia. Anemia is caused by the destruction of red blood cells that occurs during chemotherapy. Red blood cells carry hemoglobin, which transports oxygen to cells and organs. Once depleted of red blood cells, the body is then unable to adequately transport oxygen and fatigue results. White blood cells assist the body in staving off infection. A depletion of whit blood cells occurs in cancer patients who receive chemotherapy treatments. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, post chemotherapy treatments such as Epogen and Procrit to treat red blood cell deficiency and Neupogen to treat white blood cell deficiency.

      Growth hormone deficiency - growth hormone deficiency occurs when the pituitary gland produces growth hormones in inadequate amounts or not at all. There are an estimated 15,000 children in the United States that have some form of growth failure as the result of growth hormone deficiency. Growth hormone deficiency is treated by injecting synthetic forms of growth hormones. Growth rates are usually rapid after treatment starts, which may be noticeable to the child and parent in 3 to 4 months. This rapid growth rate slowly declines over time, but it continues to be greater than would occur without treatment. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, growth hormone treatments such as Genotropin, Nutropin and Nutropin Depot.

Specialty Pharmacy Services Product Distribution

      We distibute our products by mail, overnight courier or in person through our community based representatives. A significant portion of the biopharmaceuticals we deliver require specialized handling including refrigeration. The products we ship include the drugs, educational materials and any supplies necessary for the patient to adminster the medication. Our products are shipped from our warehouse in San Carlos, California or from one of the retail pharmacies with which we contract.

Specialty Pharmacy Services Product Suppliers

      Our Specialty Pharmacy Services business unit obtains the products it offers direct from manufacturers and from wholesale distributors. We purchase our hemophilia related products from five suppliers with whom we have supply arrangements. Hemophilia related products, particularly factor VIII has seen significant supply constraints since December 2000. In December 2000, Bayer Corporation suspended production of its second generation factor VIII blood clotting agent in response to an FDA inspection of its manufacturing facility in Berkeley, California. As a result, factor VIII product supply was significantly reduced and was often on allocation during 2001. Allocation of product limited the ability to add new hemophilia patients during 2001. Although we can not be certain, we believe that under our arrangements with suppliers we will have adequate supply of factor VIII products to serve our existing patients and to add new patients in 2002. Other non- hemophilia related injectable products we offer are purchased directly from manufacturers or through wholesalers.

Specialty Pharmacy Services Strategy

      Our Specialty Pharmacy Services business unit's strategy is to achieve growth both by adding new patients and through acquisitions of complementary businesses. Each year many new patients are diagnosed with the disease states we service creating market opportunity for organic growth and each year new drugs are approved that require the specialized services we offer. Additionally many smaller suppliers of specialty pharmaceuticals are seeking partnerships or to be acquired to better supply and service their patients. Our Specialty Pharmacy Service business unit's strategy is to take advantage of these opportunities as they present themselves

      On February 28, 2002, we acquired all of the outstanding capital stock of Apex Therapeutic Care, Inc., a leading provider of biopharmaceutical products, therapeutic supplies and disease management services to people with hemophilia and related bleeding disorders. Apex is based near Los Angeles, California. The aggregate purchase price for Apex consisted of 1,805,969 newly issued shares of Curative common stock, $18,700,000 cash and a $5,000,000 promissory note.

      On January 7, 2002, we acquired Hemophilia Access, Inc., a provider of pharmaceuticals, therapeutic supplies and disease management services to people with hemophilia and related bleeding disorders. Hemophilia Access is based near Nashville, Tennessee. The purchase price for Hemophilia Access was $2.65 million, substantially all of which was paid using 175,824 shares of our common stock.

Specialty Pharmacy Services Payor Contracts

     We currently have contracts with approximately 170 payors and three retail pharmacies. The payors we contract with are typically large health maintenance organizations, major health insurers, government agencies and physician practices. The services we provide include direct shipping of products to the patient, coverage pre authorizations, distribution of educational materials to help patients with their disease and other support services.

Specialty Pharmacy Services Reimbursement

      Our Specialty Pharmacy Services business unit purchases biopharmaceutical products from manufacturers and then contracts with insurance companies, government and other payors to provide direct-to-patient distribution of, and education about, the biopharmaceutical products. Our Specialty Pharmacy Services revenues are derived primarily from fees paid by the payors under these contracts for the purchase and distribution of these biopharmaceuticals. In addition, as part of our Specialty Pharmacy Services operations we provide biopharmaceutical product distribution and support services under contracts with retail pharmacies for which we receive service fees. The biopharmaceutical products distributed by us are used by patients with chronic conditions such as hemophilia, multiple sclerosis, rheumatoid arthritis, hepatitis C, and growth hormone deficiency. Our Specialty Pharmacy Services business unit has developed expertise in reimbursement for the products it distributes. Prior to shipping product, authorization from the patient's health care payor is obtained and coverage is determined, easing the process for the patients and avoiding billing disputes with payors which might otherwise occur. We currently contract with approximately 170 payors and three retail pharmacies.

     The profitability of our Specialty Pharmacy Services operations depends in large part on the reimbursement we receive from third-party payors. In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs, and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement. If these trends continue, they could harm our business. The profitability of our specialty pharmacy operations also depends, indirectly, on reimbursement from third-party payors because our customers seek reimbursement from third-party payors for the cost of drugs and related medical supplies that we distribute. Changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare, Medicaid and other federally funded programs, could reduce the amounts reimbursed to these customers for our products and in turn, the amount these customers would be willing to pay for our products and services. In addition, where we have direct relationships with payors, changes in their reimbursement policies may reduce amounts payable directly to us by such payors. Changes in those reimbursement policies could affect our customers, which in turn could harm our business.

Specialty Pharmacy Services Competition

      The specialty pharmacy industry is highly competitive. Our competitors include other specialty pharmacy companies, retail chain pharmacies, mail order and hospital based pharmacies. National competitors include Accredo Health, Gentiva, which recently announced that it will be acquired by Accredo Health, Caremark, Chronimed and Priority Healthcare. The Special Pharmacy Services business unit competes in areas such as quality of service, availability of pharmacists and patient service representatives on an around the clock basis, pricing, and reliability. The competitive strategy of Specialty Pharmacy Services business unit is to stay close to, and maintain a strong relationship with, on an individual basis, its patient and payor customer base.

Specialty Healthcare Services Business Unit

      Our Specialty Healthcare Services business unit is a leading disease management Company. Currently, our Specialty Healthcare Services business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center programs that offer a comprehensive range of services for treatment of chronic wounds.

Specialty Healthcare Services Market

      Market Overview. Chronic wounds are common in patients with diabetes and venous stasis disease, as well as patients who are immobilized and afflicted with pressure sores. A chronic wound generally is a wound which shows no signs of significant healing in four weeks or has not healed in eight weeks. The healing of a wound is dependent upon adequate blood flow to stimulate new cell growth and combat infection. When adequate blood flow does not occur, the healing process is retarded, often resulting in a chronic wound that can last for months or years. Without effective treatment, a chronic wound may lead to more severe medical conditions, such as infection, gangrene and amputation, which are costly to payors and impede the quality of life for the patient.

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

      Traditional Approach to Chronic Wound Care. Traditional chronic wound care treatment, which is typically administered by a primary care physician, relies principally on cleansing and debriding the wound, controlling infection with antibiotics and protecting the wound. For example, topical or oral antibiotics are administered to decrease the bacterial count in the wound, protective dressings are used to decrease tissue trauma and augment repair and various topical agents are applied that chemically cleanse the wound and remove wound exudate. These passive treatments do not directly stimulate the underlying wound healing process. In many cases, the patient may have to see a number of health care professionals before effective treatment is received. In addition, under this traditional care model, patients must manage their own care, which often leads to non-compliance and treatment failure which may lead to infection, gangrene and amputation. Although wound care programs have begun to evolve to more specialized and aggressive treatment regimens, we believe that a significant medical need and market opportunity exists for products and services that improve and accelerate the wound healing process.

Specialty Healthcare Services - the Curative Approach to Chronic Wound Care

      Our Specialty Healthcare Services Wound Management Program is a comprehensive array of diagnostic and therapeutic treatment regimens with all the components of care necessary to treat chronic wounds. Specialty Healthcare Services' Wound Management Program is administered primarily through Specialty Healthcare Services' nationwide network of Wound Care Centers. We believe the Wound Management Program provides a better approach to chronic wound management than the traditional approach, which Specialty Healthcare Services believes lacks comprehensive wound programs, effective technology, positive outcomes and cost efficiency. Each Wound Management Program offers its patients an inter-disciplinary team of health care professionals, including a medical director, surgeon, nurse, case manager, nutritionist and endocrinologist.

      In most cases, patients arriving at Specialty Healthcare Services' Wound Care Centers have been treated with traditional wound healing techniques, but continue to suffer from chronic wounds. In some cases, patients come to a Wound Care Center after they have received an opinion from their primary physician that limb amputation is required. In a retrospective review of Specialty Healthcare Services' clinical database for the nine year period 1991-1999, it was determined that 15,922 patients treated under Specialty Healthcare Services' Wound Management Program had been recommended for amputation by a physician. After being treated under Specialty Healthcare Services' Wound Management Program 13,704 patients, or approximately 86%, did not require a limb amputation. Further, the literature published on the cost of amputation documents that an amputation and related health care costs are $43,100 to $63,100 per patient amputation. Specialty Healthcare Services believes that this demonstrates the impact that Specialty Healthcare Services' Wound Management Program has on reducing health care costs and improving quality of life. Upon the commencement of treatment under our Wound Management Program, medical personnel conduct a systematic diagnostic assessment of the patient. Specialized treatment protocols are then established for the patient, based on the underlying cause of the wound and the unique status of the patient. After the assessment phase, the course of treatment in the Wound Management Program may include revascularization, infection control, wound debridement, growth factor therapy, skin grafting, nutrition, protection devices, patient education, referrals, and effective management of care through patient/provider communications.

      To measure the effectiveness of our Wound Management Program, Specialty Healthcare Services has developed a functional assessment scoring system to measure the healing of a wound. Under this system, a chronic wound is considered healed when (i) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals), (ii) maturing skin is present in the wound, (iii) there is minimal drainage from the wound,
(iv) the wound requires only a protective dressing and (v) the limb involved is functional. We have a proprietary database of patient outcomes that Specialty Healthcare Services has collected since 1988 containing approximately 350,000 patient records which indicate an overall healing rate of approximately 80% for patients completing therapy. In a meta-analysis entitled, "Healing of Diabetic Neuropathic Foot Ulcers Receiving Standard Care," and published in the May, 1999 issue of Diabetes Care, internationally renowned wound care experts and researchers David J. Margolis, M.D., and Jesse A. Berlin, S.C.D., studied a population of wound patients to determine the percentage who could be expected to heal within a defined period, after receiving what the authors defined as "good wound care". That study concluded that "after 20 weeks of good wound care, 31 percent of diabetic neuropathic ulcers heal." Specialty Healthcare Services conducted a shadow analysis to compare healing rates of patients treated at our managed Wound Care Centers, against the results of Margolis et al meta-analysis. Using the clinical database, we replicated the methodology and stratified the data to identify and compare patients with the same wound etiologies and treatment times as those in the meta-analysis. Our shadow analysis concluded that the Wound Care Centers achieved a 61 percent healing outcome rate for patients with neuropathic ulcers in 20 weeks of treatment while the healing outcome rate in the meta-analysis was 31 percent. Therefore, our Wound Care Centers were almost twice as effective in healing wounds as compared with the results from the meta-analysis.

      A unique aspect of Specialty Healthcare Services' Wound Management Program was the use of Procuren(R), a wound healing agent which was used to treat approximately 6% of patients. Procuren was a naturally occurring complex mixture of several growth factors. Growth factors have been shown to promote the growth of skin, soft tissue and blood vessels. Procuren was produced by stimulating the release of growth factors from platelets contained in the patient's own blood. Blood was taken from the patient at the treatment center and then sent to a Specialty Healthcare Services-operated blood processing facility located in the same state where the patient's blood was drawn. To produce Procuren, Specialty Healthcare Services separated the platelets from the remainder of the blood sample. Thrombin, a substance in the body that is active in the wound healing process, was added to the platelets, causing the platelets to release growth factors. The platelet shells were discarded and the growth factors were diluted and placed in a buffered solution which was frozen until used. When required as part of the patient's wound care treatment program, Procuren was applied topically to the wound area by soaking a gauze dressing in the Procuren solution and covering the wound area with the gauze. On January 2, 2001, the Company sold its Procuren operations to Cytomedix, Inc. Under the terms of the agreement, Cytomedix acquired the assets associated with the Procuren operations and became the exclusive manufacturer of Procuren while Specialty Healthcare Services retains exclusive distribution rights for Procuren in the United States. In May 2001 Cytomedix notified us that due to financial difficulties it would discontinue offering Procuren effective June 2001. Procuren is no longer offered at Specialty Healthcare Services Wound Care Centers.

Specialty Healthcare Services Strategy

      Our Specialty Healthcare Services business unit's objective is to enhance its position as a leading disease management company in the chronic wound care market. Specialty Healthcare Services' growth strategy is to continue to improve and refine the Wound Management Program while broadening its delivery models to cover the entire continuum of care for wound management. Key elements of this strategy include:

      Continue to Develop Specialty Healthcare Services' Nationwide Network of Outpatient Wound Care Centers. We intend to continue to establish additional outpatient Wound Care Centers on or near the campuses of acute care hospitals. Specialty Healthcare Services currently manages approximately 100 outpatient wound care centers as of the end of 2001 and believes the opportunity for further growth remains substantial. Specialty Healthcare Services has identified over 300 additional markets in the United States which we believe have the population necessary to support a dedicated wound care program. We believe hospitals are continually seeking low-cost, high-quality solutions to wound management such as those provided by Specialty Healthcare Services. In addition, we believe it enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients. As a result, we believe there is a significant opportunity for Specialty Healthcare Services to continue to expand its Wound Care Center operations through affiliation with acute care hospitals.

      Develop New Service Models to Enhance Market Penetration. Specialty Healthcare Services is actively developing new service models in new health care delivery settings such as inpatient programs for acute care hospitals and long term care facilities (e.g., nursing homes and long term acute care hospitals). These new service models are being operated as a service from Specialty Healthcare Services' existing hospital outpatient Wound Care Centers. Pressure sores, the most common form of chronic wound, usually occur among nursing home, acute care and home care patients due to the sedentary lifestyle associated with those care settings. As we further develop our inpatient service models, we believe we will become more capable of penetrating the large pressure sore market.

      Provide a Comprehensive Managed Care Product. In addition to providing new revenue opportunities, we believe its ability to provide its services as a comprehensive managed care product in a number of settings will increase its attractiveness to managed care payors seeking to provide a continuum of care while reducing risk. With its Wound Management Program and increasing presence in multiple health care delivery settings, Specialty Healthcare Services can offer managed care payors a shared risk relationship which we believe will provide better patient healing outcomes and more cost-effective services for subscribers. Further, in 1998 we entered into a development and license agreement with Accordant Health Services, Inc., a private disease management company. As a strategic partner, Accordant has been licensed by Specialty Healthcare Services to develop and market a wound care disease management program to the managed care market. Specialty Healthcare Services has not generated any revenue from this business. Additionally, we have made a $4 million equity investment in Accordant.

      Enhance Specialty Healthcare Services' Wound Management Program. Specialty Healthcare Services currently offers a unique Wound Management Program which includes assessment, vascular studies, revascularization, infection control, wound debridement, growth factor therapy, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications. In addition, Specialty Healthcare Services is continually exploring and seeking advances in wound care management services and products which could enhance its current Wound Management Program. Specialty Healthcare Services is actively pursuing such advances through the continuous development of its current services, and the consideration of acquisition opportunities and co-marketing arrangements with other providers of wound care products and services. Current product offerings include furnishing hyperbaric oxygen services to interested hospital partners, alliance with companies marketing new wound care technologies and developing clinical research capabilities for the wound care center network.

      Expand Into Other Disease Management Areas. Longer term, Specialty Healthcare Services is considering capitalizing on its disease management expertise by expanding its services into other disease management areas to meet the growing continuum of health care needs of patients and providers. We believe that there is a significant market potential for the delivery of other disease management services through its existing network of Wound Care Centers. The possibilities for expansion of our disease management services include the treatment of chronic wound related diseases such as diabetes, as well as non-chronic wound related diseases such as cardiovascular disorders. In February 2001, we signed an agreement forming a strategic alliance with E2M Health Services, a privately held company. Under the agreement we will provide, to select hospitals, a diabetes management model owned by E2M. The program is in the early stages of implementation and there can be no assurances that the program will be successful.

Specialty Healthcare Services Wound Care Operations

      Specialty Healthcare Services' wound care operations offer health care providers the opportunity to create specialty wound care departments designed to meet the needs of chronic wound patients. The initial focus of Specialty Healthcare Services' wound care operations has been hospital outpatient Wound Care Centers. Specialty Healthcare Services is currently expanding its programmatic approach to wound care to inpatient settings such as acute care hospitals and long term care facilities. In these settings Specialty Healthcare Services is establishing a wound care program with existing hospital Wound Care Centers to offer an inter-disciplinary approach to the treatment of chronic wounds in the inpatient settings.

      Hospital Outpatient Wound Care Centers. Outpatient Wound Care Centers, located on or near the campuses of acute care hospitals, represent Specialty Healthcare Services' core business. A typical hospital outpatient Wound Care Center consists of 2,500 square feet of space comprising four to eight exam rooms, a nursing station, and physician and administrative offices. These Wound Care Centers are designed to deliver all necessary outpatient services for the treatment of chronic wounds, with the hospital providing any inpatient care, such as revascularization or surgical debridement.

      Specialty Healthcare Services currently offers its hospital clients two outpatient Wound Care Center models: a management model and an "under arrangement" model, with a primary focus on developing management models. The differences between these two models relate primarily to the employment of the clinical staff at the Wound Care Center and the basis for the management fees paid to Specialty Healthcare Services. In the management model, generally our only employee at the Wound Care Center is the Wound Care Center's Program Director, and Specialty Healthcare Services generally receives a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, we employ all of the clinical and administrative staff (other than physicians) at the Wound Care Center and Specialty Healthcare Services generally receives fees based on the services provided to each patient. In all other material respects the two models are identical. In both models, physicians remain independent and Specialty Healthcare Services recruits and trains the physicians and staff associated with the Wound Care Center. The physicians providing services at a Wound Care Center are recruited by Specialty Healthcare Services primarily from among the doctors who work at the hospital and practice in related areas. In addition, in both models Specialty Healthcare Services field support departments provide the staff at each Wound Care Center with clinical oversight, quality assurance, reimbursement consulting, sales and marketing and general administrative support services. The terms of Specialty Healthcare Services' contract with each hospital are negotiated individually. Generally, in addition to the management fees described above, the contracts provide for development fees charged to the hospital. In both models, the hospital and the physician bill the patient for the services provided and are responsible for seeking reimbursement from insurers or other third party payors.

      The first Wound Care Center opened in 1988 and there are currently approximately 100 hospital outpatient Wound Care Centers in operation in 33 states. Specialty Healthcare Services has entered into contracts with 5 hospitals to open additional Wound Care Centers. Specialty Healthcare Services' hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets. Specialty Healthcare Services selects hospital clients based on a number of criteria. A suitable hospital client typically can accommodate at least 200 inpatient beds, offers services which complement the Wound Management Program, including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves. Of Specialty Healthcare Services' approximately 100 current hospital outpatient Wound Care Centers, 89 are management model centers and 11 are "under arrangement" model centers. We anticipate that many of the existing under arrangement models will be converted to management models in 2002 because of pending reimbursement changes (see "Third Party Reimbursement").

      In expanding its product offering, Specialty Healthcare Services furnishes hyperbaric oxygen therapy (HBO) services to interested hospital partners operating outpatient wound care centers. These services generally include furnishing HBO chambers and managing the program. As of December 31, 2001 Specialty Healthcare Services managed 11 HBO programs at existing hospital outpatient Wound Care Centers which accounted for approximately 3% of Specialty Healthcare Services' revenue.

      Inpatient Wound Care Programs. Specialty Healthcare Services is addressing the needs of the inpatient wound care market through the development of new inpatient programs. These patients often have pressure sores resulting from inactivity. While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market. Specialty Healthcare Services has developed an inpatient program for its affiliated acute care hospitals with outpatient wound care centers that is directed at assisting those hospitals in identifying and managing inpatients in the acute care hospital that are at risk or who suffer from chronic wounds. The program is primarily directed at reducing the length of stay of those patients in the acute care setting. Specialty Healthcare Services has also developed a Wound Outreach Programsm, whereby a nurse practitioner or physician assistant from an affiliated outpatient wound care center provides wound related services to long term care facilities in surrounding cachement areas. As of December 31, 2001, Specialty Healthcare Services has contracts to manage 32 such inpatient programs at existing acute-care hospital customers of which 18 were operating as of December 31, 2001. Further, Specialty Healthcare Services has contracts to manage 16 programs that provide outreach wound care services to local long-term care facilities. Both programs are in the early stages of development and implementation. We cannot assure you that these programs will be successful in the future.

      Procuren Production Facilities. In January 2001, Specialty Healthcare Services sold its Procuren operations to Cytomedix, Inc. Under the terms of the agreement, Cytomedix acquired the assets associated with the Procuren operations and became the exclusive manufacturer of Procuren while Specialty Healthcare Services retained the exclusive distribution rights for Procuren in the United States. In May 2001, Cytomedix notified Specialty Healthcare Services that due to Cytomedix financial difficulties, it would discontinue offering Procuren effective June 2001. As a result Procuren is no longer offered at Specialty Healthcare Services wound care centers.

Specialty Healthcare Services Contract Terms and Renewals


            Substantially all of the revenues of Specialty Healthcare Services are derived from management contracts with acute care hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 2002, the contract terms of 32 of Specialty Healthcare Services' management contracts will expire, including 14 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by Specialty Healthcare Services under various other circumstances. Historically, some contracts have expired without renewal and others have been terminated by Specialty Healthcare Services or the client hospital for various reasons prior to their scheduled expiration. During 2001, 9 hospital contracts expired without renewal and an additional 31 hospital contracts were terminated prior to their scheduled expiration by the client hospital and in some cases by Specialty Healthcare Services. Generally, Specialty Healthcare Services elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term. Specialty Healthcare Services believes that there were a number of reasons why hospitals chose to terminate their contracts including Specialty Healthcare Services legal actions, hospital financial difficulties and the Medicare reimbursement changes which reduced hospital revenues. The continued success of Specialty Healthcare Services is subject to its ability to renew or extend existing management contracts and obtain new management contracts. Hospitals choose to terminate or not to renew contracts based on decisions to terminate their programs or to convert their programs from independently managed programs to programs operated internally. There can be no assurance that any hospital will continue to do business with Specialty Healthcare Services following expiration of its management contract or earlier, if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by Specialty Healthcare Services could result in the early termination of existing management contracts and would adversely affect the ability of Specialty Healthcare Services to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

Specialty Healthcare Services Managed Care Operations

      Specialty Healthcare Services' managed care strategy is currently focused on marketing Wound Care Center services to local managed care organizations ("MCOs") in concert with its hospital clients' efforts to promote all hospital-based services to such MCOs. Specialty Healthcare Services has been seeking to establish relationships with MCO's. Specialty Healthcare Services' contractual arrangements with MCOs, which will vary based upon the needs of the particular MCO, are expected to provide for Specialty Healthcare Services to receive compensation on a fee-for-service, fixed case rate or at-risk capitation basis. While Specialty Healthcare Services anticipates that initially most of its managed care contracts will be fee-for-service or case rate contracts, it expects that at-risk capitation could become a contracting method.

      Specialty Healthcare Services' longer term managed care strategy is to establish a wound care carve-out product with selected MCOs. Specialty Healthcare Services has begun to develop tools to help MCOs assess their current wound care experiences (both clinical results and costs) against Specialty Healthcare Services' Wound Management Program in order to demonstrate that a wound care carve-out product can provide added value. In order to make itself more attractive to MCOs by offering a broader disease management program, Specialty Healthcare Services intends, where appropriate, to align itself with other disease management companies focused on case management or complementary diseases such as cardiac care venous, stasis management and diabetes. To date Specialty Healthcare Services has been unsuccessful in establishing managed care relationships.

      In 1998, Specialty Healthcare Services entered into a development and license agreement with Accordant Health Services, Inc. a private disease management company. As a strategic partner, Accordant was licensed by Specialty Healthcare Services to develop and market a wound care disease management program to the managed care market including, Health Maintenance Organizations
(HMOs), Preferred Provider Organization (PPOs) and insurance companies. The wound care disease management program developed includes impact models, assessment/intervention tools and clinical results reporting. The model was expected to be a "carve in" approach whereby registered nurses will monitor health plan subscribers identified as chronic wound patients through care management programs. The case management software supports and prompts collection of disease specific data points utilized by the registered nurses to assist patients in caring for the chronic condition, identify and monitor patients at risk and educate patients in preventative measures. The nurses conduct proactive patient monitoring that assesses patient compliance, complications, functional and clinical health status and patient satisfaction. The respective health plans are then provided reports. The program was launched early in 2000 and to date has not had any success. There can be no assurances that the program will be successful in the future. Additionally, Specialty Healthcare Services has made a $4 million equity investment in Accordant.

      To date, Specialty Healthcare Services' managed care operations have been limited. Although Specialty Healthcare Services or its hospital clients have been reimbursed for wound treatment by a number of MCOs on a case-by-case basis, Specialty Healthcare Services currently has no contracts that require or incentivize subscribers to use Specialty Healthcare Services' wound care services. We cannot assure you that Specialty Healthcare Services will be able to successfully expand its managed care operations.

Specialty Healthcare Services Community Education and Marketing

      Specialty Healthcare Services' community education and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as growth in operating Wound Care Centers. In 2001, Specialty Healthcare Services realigned its organizational structure to achieve operating effectiveness and efficiency. To accomplish this, Specialty Healthcare Services has divided the United States into four operating regions each headed by a Regional Manager. The professional community education component is locally managed and conducted by the Wound Care Center Program Directors under the supervision of the Regional Managers. The primary community education efforts are directed at physicians and other healthcare professionals to expand community awareness of the Wound Care Center services.

      In addition, community education marketing plans are developed each year at each Wound Care Center program. The development and execution of the plan is the responsibility of the Program Director at the Wound Care Center along with the Corporate Marketing Department. The plan details the anticipated marketing for the year and may include radio, print and television advertising as well as professional symposiums and other community education. Specialty Healthcare Services markets the Wound Care Center concept to hospitals as a therapeutic "Center of Excellence." Specialty Healthcare Services believes that having a Wound Care Center can differentiate a hospital from its competitors and can increase the hospital's revenues through the introduction of new patients, which leads to an increase in ambulatory surgeries, X-rays, laboratory tests and inpatient surgeries, such as debridements, vascular surgeries and plastic surgeries. Specialty Healthcare Services has demonstrated that Wound Care Centers provide significant incremental revenues to participating hospitals, and therefore provide an attractive economic opportunity for hospitals at the same time being more cost effective in terms of total healthcare dollars expanded. Potential benefits to treating physicians include the healing of difficult-to-heal wounds and an expansion of the physician's practice in connection with such expanded service offering and clinical results.

      Specialty Healthcare Services' efforts to develop new wound management programs at acute-care hospitals is headed by a Senior Vice President. This individual is responsible for the activities of the Directors of Development and Business Development Managers. The primary role of the Directors of Development and Business Development Managers is the development of new wound care programs. As of December 31, 2001, Specialty Healthcare Services had two Directors of Development and two Business Development Managers.

Specialty Healthcare Services Reimbursement

      Specialty Healthcare Services, through its wound care operations, provides contractual management services for fees to acute care hospitals and other health care providers. These providers, in turn, seek reimbursement from third party payors, such as Medicare, Medicaid, health maintenance organizations and private insurers, including Blue Cross/Blue Shield plans. The availability of reimbursement from such payors has been a significant factor in Specialty Healthcare Services' ability to increase its revenue streams and will be important for future growth.

      Each third party payor formulates its own coverage and reimbursement policies. Although we have not, and we believe that our clients have not, in general experienced difficulty in securing third party reimbursement for Wound Care Center services, some hospitals have experienced denials, delays and difficulties in obtaining such reimbursement. To our knowledge, no widespread denials have been received by hospitals regarding reimbursement for Wound Care Center. We discuss coverage and reimbursement issues with our hospital clients and third party payors on a regular basis. Such discussions will continue as we seek to assure sufficient payments from third party payors to Specialty Healthcare Services' hospital customers for services managed by Specialty Healthcare Services and so that Specialty Healthcare Services' hospital customers and potential customers find it financially feasible to renew contracts or enter into contracts with Specialty Healthcare Services. Although no individual coverage and reimbursement decision is material to us, a widespread denial of reimbursement coverage for clinical services provided in the wound care centers would have a material adverse effect on our business, financial position and results of operations.

      As a result of the Balanced Budget Act of 1997, the Centers for Medicare and Medicaid Services implemented the Outpatient Prospective Payment System ("OPPS") for all hospital outpatient department services furnished to Medicare patients beginning August 2000. Under the system, a predetermined rate is paid to hospitals for clinic services rendered, regardless of the hospital's cost. The new payment system does not provide comparable reimbursement for previously reimbursed services and the payment rates for many services are insufficient for many of Specialty Healthcare Services' hospital customers, resulting in revenue and income shortfalls for the wound care center operations managed by Specialty Healthcare Services on behalf of the hospitals. As a result, Specialty Healthcare Services has renegotiated and modified most of its management contracts which has resulted in reduced revenue and income to us from the modified contracts and in numerous cases contract termination. Specialty Healthcare Services expects that contract renegotiation and modification with many of its hospital customers will continue which could result in further reduced revenues and income to Specialty Healthcare Services from those contracts and even contract terminations. The results could have a material effect on Specialty Healthcare Services' business, financial condition and results of operations.

      The Wound Care Center programs managed by Specialty Healthcare Services on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare outpatient reimbursement system. With OPPS, Medicare published criteria for determining when programs may be designated "provider based entities". Although the implementation date for Provider Based Designation Regulations for our managed outpatient programs is October 2002, the regulations continue to be subject to change and further clarification. Specialty Healthcare Services' 11 managed "under arrangement" models, where we employ the clinical and administrative staff that work in the center, are potentially at risk for not meeting the criteria for a "provider based entity. Specialty Healthcare Services has been in discussions with its "under arrangement" hospital customers to convert the programs to a management model. The interpretation and application of these criteria are not entirely clear and there is a risk that some of the programs, in particular the 11 under arrangement models, managed by Specialty Healthcare Services could be found not to be "provider based entities". Although we believe that the programs it manages substantially meet the current criteria to be designated "provider based entities", a widespread denial on such designation would have a material adverse effect on Specialty Healthcare Services' business, financial position and results of operations.

Specialty Health Care Services Competition

      Our principal competition in the chronic wound care market consists of specialty clinics that have been established by some hospitals or physicians. Additionally, there are a number of private companies which provide wound care services through an HBO program format. In the market for disease management products and services, we face competition from other disease management entities, general health care facilities and service providers, pharmaceutical companies, biopharmaceutical companies and other competitors. Many of these companies have substantially greater capital resources and marketing staffs, and greater experience in commercializing products and services, than we have. In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with our chronic wound program. There can be no assurance that we will be able to enter into co-marketing arrangements with respect to these products, or that we will be able to compete effectively against such companies in the future.

Government Regulation

      Our operations and the marketing of our services are subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. We believe that we are currently in substantial compliance with applicable laws, regulations and rules. However, we can not assure you that a governmental agency or a third party will not contend that certain aspects of business are subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on our business.

      Any change in current regulatory interpretations by, or positions of, state officials where we operate could adversely affect our operation within those states. In states where we are not currently located, we intend to utilize the same approaches adopted elsewhere for achieving state compliance. However, state regulatory requirements could adversely affect our ability to establish operations in such other states.

      Various state and federal laws and agencies regulate providers of health care services and suppliers of biopharmaceutical products. These laws include the fraud and abuse provisions and referral restrictions of the Medicare and Medicaid statutes, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare and Medicaid patients or for purchasing, arranging for or recommending the purchase, leasing or ordering of Medicare or Medicaid covered services, items or equipment. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. Violations of these provisions may result in civil or criminal penalties for individuals or entities including exclusion from participation in the Medicare or Medicaid programs. Several states have adopted similar laws that cover patients in private programs as well as government programs. Because the anti-fraud and abuse laws have been broadly interpreted, they limit the manner in which we can operate its business and market its services to, and contract for services with, other health care providers.

     Additionally, federal and some state laws impose restrictions on the relationships between providers of health care services or products and other persons or entities, such as physicians and other clinicians, including with respect to employment or service contracts, investment relationships and referrals for certain designated health services. Outpatient prescription drugs are one of the designated services. There is considerable uncertainty about some facets of these laws, especially the federal law, since only the first of two phases of final regulations has been issued and as it is unclear as to when the second phase will be published. We believe we have structured our operations in an attempt to comply with these provisions. Periodically there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors, and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. We can not assure you that the federal government or other states in which we operate will not enact similar or more restrictive legislation or restrictions or interpret existing laws and regulations in a manner that could harm our business.

      The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. In addition, our pharmacies are subject to various state laws relating to pharmacy operation, including requirements regarding licensure and handling, securing, storing, labeling, dispensing, record-keeping, and reporting for pharmaceutical products, as well as patient confidentiality requirements and prohibitions on fee-splitting by pharmacies. Federal requirements relating to labeling, packaging and repackaging, advertising, adulteration and dispensing of prescription drugs may also apply.

      State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. In addition, in some states, coordination of nursing services for patients could necessitate licensure as a home health agency and/or could necessitate the need to use licensed nurses to provide certain patient directed services. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure or even cease our business in that state.

      Federal and some state laws also impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements. Such requirements would apply to the operations of our pharmacies, and to the hospital customers to which we provide wound care management services. Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government. Such "whistleblower" lawsuits are generally filed under seal to allow the government the opportunity to investigate and determine whether it will intervene in the action, and health care providers are often without knowledge of such actions until the government has progressed with its investigation and the seal is lifted.

     In 2000, the Department of Health and Human Services issued final regulations implementing the Administrative Simplification provision of Health Insurance Portability and Accountability Act. concerning the maintenance, transmission and security of electronic health information, particularly individually identifiable information. The regulations, when effective, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. As a result of these regulations, we anticipate new expenditures in ensuring that patient data kept on our computer networks are in compliance with these regulations.

      Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients or referral sources. We believe our current and planned activities are substantially in compliance with applicable legal requirements. We can not assure you, however, that a governmental agency or a third party will not contend that certain aspects of business are subject to or are not in compliance with such laws, regulations or rules, or that state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor, or that future interpretations of such laws will not require structural or organizational modifications of our existing business or have a negative impact on our business. Applicable laws and regulations are very broad and complex, and in many cases the courts interpret them differently, making compliance difficult. Although we try to comply with such laws, regulations and rules, a violation could result in denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules, or reform of the structure of health care delivery systems and payment methods, could have a material adverse effect on our business.

Intellectual Property

      Our success depends in part on our ability to maintain trade secret protection and operate without infringing on or violating the proprietary rights of third parties. In addition, we also rely, in part, on trade secrets, proprietary know-how and technological advances which we seeks to protect by measures such as confidentiality agreements with our employees, consultants and other parties with whom we do business. We can not assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known, be independently discovered by others or found to be unprotected.

      We have registered the name "Wound Care Center" as a trademark in the United States for use in connection with Specialty Healthcare Services' wound care operations.

Employees

      As of December 31, 2001, we employed 302 full-time employees, of which 228 employees were in Specialty Health Services business unit, 35 were in Specialty Pharmacy Services business unit and 39 were in various support departments. We expect to add additional personnel to our business units in the next year. We believe that our relations with our employees are good.

Item 2.  Properties

      Our headquarters are located in Hauppauge, Long Island, New York. We lease this 30,000 square foot facility under a lease through 2005. We believe that our facilities are adequate and suitable for our operation. Formerly we leased 27 Procuren production facilities totaling 53,175 square feet. In January 2001, we sold our Procuren operations and transferred the lease facilities to the buyer, Cytomedix, Inc. In many leases, we continue to be named a party to the lease. Our facilities at the hospital outpatient Wound Care Centers are owned or leased by the hospitals.

Item 3.  Legal Proceedings

      On December 28, 2001, we reached a comprehensive settlement with the United States Department of Justice (the "DOJ"), the U.S. Department of Health and Human Services, Office of the Inspector General (the "USHHS") and other related parties in connection with all previously disclosed federal investigations and related legal proceedings against us in the United States District Court for the Southern District of New York and the United States District Court for the District of Columbia. Under the terms of the settlement, even though we maintained that there was no basis for the imposition of liability, in order to avoid the delay and expense of protracted litigation, we agreed to pay the United States a total of $16.5 million, with an initial payment of $9.0 million and the balance payable over four years. We are also required to fulfill certain additional obligations including abiding by a five-year Corporate Integrity Agreement we have executed with the USHHS (which incorporates much of our existing compliance program), avoiding violations of law and providing certain information to the DOJ from time to time.

      Subsequent to the disclosure of the DOJ action, we and, in some cases, certain of our officers were named in four shareholder lawsuits. All suits were filed in the United States District Court for the Eastern District of New York. The four shareholder lawsuits have been consolidated into one class-action lawsuit. On or about March 8, 2002, we reached an agreement in principle to settle the lawsuit. Under the terms of the proposed settlement, even though we maintained that there was no basis for the imposition of liability, in order to avoid the delay and expense of protracted litigation, we agreed to pay $10.5 million to the class, of which $6.5 million will be paid in common stock, cash or a combination thereof as determined in Curative's discretion. The remaining $4 million will be paid from insurance proceeds. This settlement is subject to execution and filing with the court of a stipulation of settlement by the parties, notice to the class and court approval. We expect the settlement to be approved by the end of the third quarter of 2002.

     We are currently in dispute with some of the former shareholders of eBioCare.com, Inc. over claims by us for indemnification in connection with our acquisition of eBioCare.com, Inc. These claims are for indemnification in an aggregate amount in excess of $3,000,000, which is currently held in escrow, for a breach of certain representations and warranties made by such former shareholders. In response to our indemnification claims, the former shareholders have filed a lawsuit in Superior Court of California, County of Santa Clara on or about February 1, 2002 against us seeking a declaratory judgment in its favor with respect to certain of our claims, and other remedies including the rescission of our acquisition of eBioCare.com, Inc. Although we believe this lawsuit is groundless and we intend to defend these claims vigorously, an adverse result in this dispute could harm our business.

      In addition, in the ordinary course of our business, we are the subject of or party to various lawsuits, including those arising out of services or products provided by or to its operations, personal injury and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II


Item 5  Market  for  the  Registrant's  Common  Equity and  Related  Stockholder
Matters

      The Company's common stock is traded on The Nasdaq Stock Market under the symbol "CURE". As of March 15, 2002, there were approximately 194 holders of record and approximately 3,510 beneficial shareholders of the Company's common stock. The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay cash dividends in the foreseeable future but intends to retain all earnings, if any, for use in its business operations.

      The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of the common stock as quoted on The Nasdaq National Market System:


               2001                               High               Low
               ----                               ----               ----
               Fourth Quarter..................$ 15.49            $  9.50
               Third Quarter....................  9.96               5.60
               Second Quarter...................  8.02               5.20
               First Quarter....................  6.78               5.50

               2000
               Fourth Quarter..................$  6.00            $  5.375
               Third Quarter...................   6.594              5.063
               Second Quarter..................   6.188              5.188
               First Quarter...................   8.063              5.50

Item 6  Selected Consolidated Financial Data

      Please see Item 1 of this report for information regarding the acquisition and disposition of significant business operations that affect the comparability of the information set forth below

   Five year selected consolidated financial data of Curative Health Services,
                         Inc., and subsidiaries follow:
                      (In thousands, except per share data)

                                                         Year Ended December 31,
                                                          ----------------------
                                                2001         2000        1999       1998        1997
                                              ------------------------------------------------------

Statement of Operations Data:
Total revenues                            $   81,638     $  77,691  $  101,209  $ 103,987   $ 87,906
Costs and operating expenses:
Costs  of  products sales and services        55,666        51,073      59,945     56,035     48,200
Selling, general and administrative           51,466        29,441      26,273     23,358     22,617
                                              ------        ------      ------     ------     ------
Total costs and operating expenses           107,132        80,514      86,218     79,393     70,817
                                             -------        ------      ------     ------     ------
(Loss) income from operations
   before interest income                    (25,494)       (2,823)     14,991     24,594     17,089
Interest income                                  816         2,609       2,037      2,660      2,666
                                             -------        -------     ------     ------     ------
(Loss) income before income taxes            (24,678)         (214)     17,028     27,254     19,755
Income tax (benefit) provision                (2,473)          (86)      6,566     10,217      3,293
                                             -------        -------     ------     ------     ------
Net (loss) income                         $  (22,205)    $    (128)  $  10,462  $ 17,037    $ 16,462
                                             ========       =======     ======    ======      ======
Net (loss) income  per common
   share, diluted                          $   (3.09)    $    (.01)  $     .97  $   1.30    $   1.27
                                                ====           ===         ===      ====        ====
Denominator for diluted earnings per share,
weighted average common shares                 7,193         8,780      10,756    13,071      12,954
                                               =====         =====      ======    ======      ======

Balance Sheet Data:
Working capital                           $    2,525     $  44,394   $  55,456  $ 76,419    $ 62,583

Total assets                                  76,927        75,166      87,910   109,121      84,939
Long-term liabilities
(including capital lease obligation)           6,000             -           -         -           7
Retained earnings (deficit)                    2,398        24,603      24,731    14,269      (2,768)
Stockholders' equity                          36,492        55,570      71,600    93,396      72,592

 Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Curative Health Services, Inc. is a leading disease management company that operates in two business segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy operations, the Company purchases biopharmaceutical drugs from manufacturers and then contracts with insurance companies, government and other payors to provide direct to patient distribution of and education about, and other support services relating to these biopharmaceutical drugs. The Company's Specialty Pharmacy revenues are derived primarily from fees paid by the payors under these contracts for the purchase and distribution of these biopharmaceuticals. In addition, as part of its Specialty Pharmacy operations the Company provides biopharmaceutical product distribution and support services under contract with retail pharmacies for which it receives service fees. The biopharmaceutical drugs distributed by the Company are used by patients with chronic conditions such as hemophilia, hepatitis C, rheumatoid arthritis and multiple sclerosis. The Company contracts with approximately 170 payors and three retail pharmacies.

     The Specialty Healthcare Services business unit contracts with hospitals to manage outpatient Wound Care Center programs. These Wound Care Centers offer a comprehensive range of services that enable the Specialty Healthcare Services business unit to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Specialty Healthcare Services also offers an expanded disease management offering that addresses the diabetic disease state. Specialty Healthcare Services currently operates two types of Wound Care Center contracts with hospitals: a management model and an "under arrangement" model.

     In the management model, Specialty Healthcare Services provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, the Specialty Healthcare Services provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent, and Specialty Healthcare Services recruits and trains the physicians and staff associated with the Wound Care Center.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangibles, income taxes and revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Trade receivables: Considerable judgment is required in assessing the ultimate realization of receivables including the current financial condition of the customer, age of the receivable, and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances  may be required.  In  circumstances  where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due, to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, we have general reserves for bad debt based upon the total accounts receivable balance. As of December 31, 2001 the Company's reserves for accounts receivable was approximately 17% of total receivables.

     Inventory: Inventories are carried at the lower of cost or market on a first in, first out basis. Inventory consists of high cost biopharmaceuticals that in many cases require refrigeration or other special handling. As a result inventories are subject to spoilage or shrinkage. On a quarterly basis the Company performs a physical inventory, and determines whether any shrinkage or spoilage adjustments are needed. Although 4the Company believes its inventory balances at December 31, 2001 are correct, there can be no assurances that spoilage or shrinkage reserves will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

     Deferred tax assets: The Company has approximately $6.3 million in deferred tax assets as of December 31, 2001 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event that the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

     Goodwill and intangibles: Goodwill and intangibles consist of the excess of purchase price over the fair value of net tangible and intangible assets acquired, and separately identifiable intangibles such as pharmacy and customer relationships, workforce in place, covenants not to compete, and trademarks. Effective January 1, 2002, the company will adopt State3ment of Financial Standards No. 142, "Goodwill and Other Intangible Assets" and will be required to analyze its goodwill for impairment on an annual basis. In assessing the recoverability of the Company's goodwill and intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

Results of Operations

     Fiscal Year 2000 vs. Fiscal Year 2001. The Company's revenues increased from $77.7 million in 2000 to $81.6 million in 2001, a 5% increase. Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased from $71.5 million in 2000 to $44.9 million in 2001, a decrease of $26.6 million and revenues from product sales increased from $6.1 million in 2000 to $36.8 million in 2001. The increase in product revenues is attributable to the inclusion of Specialty Pharmacy Services revenues of $35.1 million in 2001 offset by a reduction in Procuren product revenues in 2001 of $4.4 million. Revenues from the Specialty Healthcare Services business unit totaled $46.5 million in 2001 a decrease of $31.2 million or 40% and revenues from the Specialty Pharmacy business unit totaled $35.1 million for the nine months of 2001 that the Company owned eBiocare.com Inc. The Specialty Healthcare Service business unit ended the year with 96 hospital based Wound Care Centers operating compared with 126 at the end of 2000. The $31.2 million decrease in revenue for the Specialty Healthcare business unit is attributable to the termination of 36 programs during 2001, re-negotiation of existing contracts which resulted in reduced revenue to the Company, the conversion of 8 under arrangement model programs to management models which have lower revenue and expenses, and a reduction of Procuren revenues as a result of a decline and subsequent elimination of Procuren as a product offered by the Company. Specialty
Healthcare revenues at existing centers declined 25% in 2001 primarily due to such renegotiations, conversions and declining Procuren revenues. At any time during the year, 10% to 20% of the Specialty Healthcare business unit's contracts are being renegotiated with client hospitals for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payers.

Program terminations by client hospitals have been affected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. Further, the Medicare program implemented a new reimbursement system during 2000 for hospital outpatient services which has reduced reimbursement rates to hospitals. The termination, non-renewal or re-negotiation of a material number of management contracts could result in a continued decline in the Specialty Healthcare business unit's revenue. During the past several years the Specialty Healthcare business unit's new contract development has been slower than historically experienced given the legal uncertainties that the business unit was facing as well as the increasing financial difficulties hospitals are facing. Any inability of the Company to develop new Wound Care Centers could continue the revenue decline in the Specialty Healthcare business unit. The Specialty Healthcare business unit has and expects that it will continue to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations. The Specialty Healthcare business unit has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. These initiatives include new product offering such as outpatient Diabetes Clinics, inpatient wound care programs at acute care hospitals focusing on pressure sores, and wound outreach programs whereby nurse practioners or physicians from affiliated wound care centers provide related services to long term care facilities in surrounding cachement areas. All of these programs are currently being offered to hospitals. Total new patients to the Specialty Healthcare business unit wound care centers decreased 17% from 59,834 in 2000 to 49,390 in 2001. The total number of patients receiving Procuren therapy decreased 81% from 3,470 in 2001 to 674 in 2001. Effective July 2001 Procuren was eliminated as an offered product at the Specialty Health Services Wound Care Centers.

      For the nine months of ownership of eBiocare.com Inc. the Company's Specialty Pharmacy Services business unit contributed revenues of $35.1 million. Specialty Pharmacy Services revenues from sales of hemophilia related products were $18.4 million and revenues from injectable products were $16.7 million. During the fourth quarter of 2001 the Specialty Pharmacy Services business unit renegotiated or terminated a number of contracts that were deemed to be unprofitable. As a result the Specialty Pharmacy Services business unit expects that the rate of growth in injectable product sales will slow while at the same time improving contribution margins.

     Costs of product sales increased from $7.3 million in 2000 to $29.8 million in 2001, an increase of $22.5 million. The increase is attributable to the inclusion of Specialty Pharmacy Services cost of sales of $27.9 million related to the eBiocare.com acquisition offset by a reduction in Specialty Healthcare Services cost of sales of $5.4 million related to lower Procuren sales in 2001. In January 2001, the Company completed the sale of its Procuren operations to Cytomedix, Inc. (See Note B to consolidated financial statements). In June 2001, Cytomedix exercised its right under the purchase agreement to cease the production of Procuren. As a result, the Specialty Healthcare Services business unit no longer offers Procuren at its Wound Care Centers. As a percentage of product sales, cost of product sales was 81% in 2001 as compared to 118% in 2000. The improvement is attributable to the inclusion of Specialty Pharmacy Services sales, which have higher gross margins than Procuren, in 2001 and the elimination of Procuren as an offered product.

     Costs of services, attributed entirely to the Specialty Healthcare Services business unit, decreased from $43.8 million in 2000 to $25.9 million in 2001, a decrease of $17.9 million. The decrease is attributable to reduced staffing and operating expenses of approximately $6.0 million related to the operation of 96 programs at the end of 2001 as compared to 126 programs operating at the end of 2000. Additionally there were 20 fewer under-arrangement programs in operation at the end of 2001 as compared to the same period for 2000 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For 2001 this reduction in the number of under-arrangement programs accounted for approximately $6.1 million of the decrease in product costs and services. During 2000, the Company eliminated 58 sales positions which resulted in cost reductions of $4.0 million in 2001 as compared with 2000. As a percentage of Specialty Healthcare Services service revenues, costs of services for 2001 was 58% compared to 61% for 2000. The improvement in 2001 is attributed to the elimination of sales positions in 2000 and a higher percentage of Specialty Health Services revenues coming from management service type contracts at which gross margins are higher.

     Cost of product sales and services for the first nine months of ownership of eBiocare.com Inc. totaled $29.8 million. As a percentage of Specialty Pharmacy Services revenues, Specialty Pharmacy Services costs of product sales and services was 84% during the first nine months of ownership of eBiocare.com Inc. During the fourth quarter of 2001 the Specialty Pharmacy Services business unit renegotiated or terminated a number of contracts that were deemed to be unprofitable. As a result the Specialty Pharmacy Services business unit expects that the rate of growth in injectable product sales will slow while at the same time improving contribution margins.

     Selling, general and administrative expenses increased from $29.4 million in 2000 to $51.5 million in 2001, an increase of $22.1 million. The increase in selling, general and administrative expenses for 2001 is due to the inclusion of charges of $17.0 million for the DOJ settlement and related legal fees, $6.5 million for settlement of the shareholder lawsuit, $4.1 million for a reorganization of the Company's business units and the inclusion of Specialty Pharmacy Services selling, general and administrative expenses of $3.5 million for the first nine months of ownership of eBiocare.com Inc, and goodwill amortization expense of $1.3 million related to purchase of eBiocare.com. The increase is partially offset by a reduction in Specialty Healthcare Services selling, general and administrative expenses of $7.5million as a result of a reduction in workforce and reorganization of the business done in 2000. As a percentage of revenues, selling, general and administrative expenses were 63% in 2001 compared to 38% in 2000. The increase is attributable to the charges taken in 2001.

      Interest income was $.8 million in 2001 compared to $2.6 million in 2000. The decrease is attributable to the utilization of the Company's cash and marketable securities to purchase eBiocare.com in March of 2001.

      Net loss increased from $.1 million or $(.01) (diluted) per share in 2000 to $22.2 million or $(3.09) per share, diluted in 2001. The increased net loss of $22.1 million is primarily due to the D.O.J. settlement, shareholder lawsuit settlement, reorganization charges, reduced interest income and increased goodwill amortization expense.

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

Liquidity and Capital Resources

      Working capital was $2.5 million at December 31, 2001 compared to $44.4 million at December 31, 2000. Total cash and cash equivalents as of December 31, 2001 was $12.3 million and was invested primarily in highly liquid money market funds. The ratio of current assets to current liabilities decreased from 3.3:1 at December 31, 2000 to 1.1:1 at December 31, 2001. The Company's decrease in working capital and current ratio is primarily attributable to the use of $38.7 million for the purchase of eBiocare.com on March 30, 2001 and the accrual of the shareholder lawsuit.

     Cash flows used in operations for 2001 totaled $1.8 million primarily attributable to the net loss for the period, an increase in accounts payable and accrued expenses of $14.7 million and a decrease in accounts receivable of $4.7 million. Cash flows used in investing activities for 2001 totaled approximately $7.0 million primarily attributable to the investment in eBiocare.com offset by sales of marketable securities. Cash flows provided by financing activities totaled $2.0 million for 2001 which was attributable primarily to proceeds from stock option exercises.

      During 2001, the Company experienced a $3.3 million increase in net accounts receivable primarily attributable to the purchase of eBiocare. Accounts receivable days outstanding were 58 days at December 31, 2001 compared to 61 days as of December 31, 2000. Days outstanding for the Specialty Healthcare Services business was 60 days and for the Specialty Pharmacy business was 55 days at December 31, 2001.

     The Company's longer term cash requirements include working capital for the expansion of its Specialty Healthcare Services and Specialty Pharmacy Services business, and for acquisitions. Other cash requirements are anticipated for settlement of the D.O.J. and shareholder lawsuits, capital expenditures in the normal course of business and the acquisition of software, computers and equipment related to the Company's management information systems. In January of 2002 the Company entered into $25 million line of credit with Healthcare Business Credit Corporation and in February 2002 the Company sold 1,059,000 shares of common stock in a private placement transaction raising a total of $16.9 million. These transactions were to provide liquidity for both working capital and acquisitions. In January 2002, we paid $9 million to the Department of Justice as part of our settlement agreement and in February 2002 used approximately $21 million in cash related to the purchase of Apex. The Company expects that based on its current business plan, its existing cash and cash equivalents and available credit will be sufficient to satisfy its current working capital needs. The effect of inflation risk is considered immaterial.

Health Insurance Portability and Accountability Act

     During 2000 final regulations regarding the protection of the privacy of personal health information,promulgated by the Department of Health and Human Services, were published in the Federal Register. These regulations set the standards for securing patient records and generally prohibit covered entities from using or disclosing protected health information. As a result of these regulations, the Company anticipates expenditures in ensuring patient data kept on computer networks maintained at the Wound Care Centers, Specialty Pharmacy operations and corporate offices are in compliance with these regulations. While the Company believes that it will be in compliance by the February 2003 deadline, there can be no assurances that the cost of reaching compliance will not have a material impact on the financial condition of the Company.

Cautionary Statement

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, those described under the heading "Risk Factors" in our Registration Statement on Form S-3 filed with the SEC on February 25, 2002, and other factors described in the Company's future filings with the SEC.


Item 7a  Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair market value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk our portfolio of cash equivalents and short-term investments may be invested in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Item 8  Consolidated Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 14(a) of Part IV of this Report.

      The following table sets forth the financial results of the Company for the eight quarters ended December 31, 2001 (in thousands, except per share data):



                                                         Income       Income
                                                         Per Common   Per Common
Quarter            Total          Gross     Net (Loss)   Share        Share
Ended              Revenues       Profit      Income     Basic        Diluted
--------------------------------------------------------------------------------
2001:
December 31      $  20,386     $  6,897     $  (22,883)     $ (3.12)    $ (3.12)
September 30        23,764        6,857            176          .02         .02
June 30             23,971        6,798             10           .-          .-
March 31            13,517        5,420            492          .07         .07
2000:
December 31      $  14,982     $  3,662     $   (2,661)     $  (.34)    $  (.34)
September 30        18,919        6,834            309          .04         .04
June 30             21,590        7,906            835          .09         .09
March 31            22,200        8,216          1,389          .14         .14




     Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

                                    PART III


      This information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

      The following consolidated financial statements of Curative Health Services, Inc. are included herein:

                                                                          Page
                                                                         Number
                                                                         ------
      Report of Independent Auditors..............................          F-1

      Consolidated Balance Sheets at December 31, 2001 and 2000...          F-2

      Consolidated Statements of Operations for the years ended
        December 31, 2001, 2000 and 1999..........................          F-3

      Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 2001, 2000 and 1999..............          F-4

      Consolidated Statements of Cash Flows for the years ended
        December 31, 2001, 2000 and 1999..........................          F-5

      Notes to Consolidated Financial Statements..................          F-6

   2. Financial Statement Schedules. The following financial statement schedule of Curative Health Services, Inc. is included herein:

      Schedule                                                            Page
      --------                                                            ----
      II   Valuation and Qualifying Accounts......................          S-1

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

   3. Exhibits. The exhibits listed in the accompanying Index to Exhibits immediately following the financial statement schedules are filed with this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K by the Company during the fiscal quarter ended December 31, 2001.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CURATIVE  HEALTH SERVICES, INC.
                                                By: /s/  Joseph Feshbach
                                                         ---------------
                                                         Joseph Feshbach
                                                         Chief Executive Officer
Dated:  April 1, 2002
                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Feshbach and Thomas Axmacher, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
Title
Date
                            Chief Executive Officer           April 1, 2002
/s/ Joseph Feshbach         (Principal Executive Officer)
-------------------
Joseph Feshbach

/s/ Thomas Axmacher         VP Finance and CFO                April 1, 2002
-------------------         (Principal Financial and
Thomas Axmacher             Accounting Officer)


s/ John C. Prior            President, Specialty Healthcare   April 1, 2002
----------------            Services
John C. Prior               Director

/s/ Paul S. Auerbach        Director                          April 1, 2002
--------------------
Paul S. Auerbach

/s/ Daniel E. Berce         Director                          April 1, 2002
-------------------
Daniel E. Berce

/s/ Lawrence English        Director                          April 1, 2002
--------------------
Lawrence English

/s/ Gerard Moufflet         Director                          April 1, 2002
-------------------
Gerard Moufflet

/s/ Timothy I. Maudlin      Director                          April 1, 2002
----------------------
Timothy I. Maudlin

                         Report of Independent Auditors




Board of Directors and Stockholders
Curative Health Services, Inc.

      We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP
Melville, New York
March 19, 2002

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                 December 31,
                                                                --------------
                                                                2001      2000
                                                                ----      ----
ASSETS

     Cash and cash equivalents                                $12,264   $19,016
     Marketable securities held-to-maturity                         -    26,978
     Accounts receivable (less allowance of $2,748
     and $2,046 at December 31, 2001 and 2000,respectively)    13,139    9,843
     Deferred tax assets                                        6,265    2,806
     Assets available for sale                                      -    3,683
     Inventory                                                  4,547        -
     Prepaid and other current assets                             745    1,664
                                                               ------   ------
          Total current assets                                 36,960   63,990
     Property and equipment, net                                3,795    7,065
     Goodwill and intangibles (less accumulated
     amortization of $2,204 and $393 at December 31,           34,787    2,988
     2001 and 2000, respectively)
     Other assets                                               1,385    1,123
                                                               ------   ------
         Total assets                                         $76,927  $75,166
                                                              =======  =======
LIABILITIES AND STOCKHOLDER'S EQUITY

     Accounts payable                                         $ 9,249  $ 7,308
     Accrued expenses                                          25,186   12,288
                                                               ------   ------
          Total current liabilities                            34,435   19,596

     Long term liabilities                                      6,000        -

     Commitments and contingencies

     Stockholders' equity
       Preferred stock, $.01 par value per share;
       10,000,000 shares authorized, none issued                    -        -
       Preferred stock, Series A Junior
       Participating, par value $.01 per share,
       500,000 shares authorized, none issued                       -        -
       Common stock, $.01 par value per share;
       50,000,000 shares authorized, 7,540,921
       shares issued and outstanding
       (7,196,439 shares in 2000)                                  75       71
       Additional paid in capital                              34,019   30,896
       Retained earnings                                        2,398   24,603
                                                               ------   ------
          Total stockholders' equity                           36,492   55,570
                                                               ------   ------
          Total liabilities and stockholders' equity          $76,927  $75,166
                                                              =======  =======

                  See notes to consolidated financial statement

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                         Year Ended December 31,
                                                         -----------------------
                                                        2001      2000      1999
                                                        ----      ----      ----
Revenues:
          Services                                   $44,862   $71,547   $89,531
          Products                                    36,776     6,144    11,678
                                                      ------     -----    ------
Total revenues                                        81,638    77,691   101,209
Costs and operating expenses:
          Cost of services                            25,887    43,803    50,400
          Cost of product sales                       29,779     7,270     9,545
          Selling, general and administrative         51,466    29,441    26,273
                                                      ------    ------    ------
          Total costs and operating expenses         107,132    80,514    86,218
                                                     -------    ------    ------
(Loss) income from operations                        (25,494)   (2,823)   14,991

Interest income                                          816     2,609     2,037
                                                      ------     -----     -----
(Loss) income before income taxes                    (24,678)    (214)    17,028

Income tax (benefit) provision                        (2,473)     (86)     6,566
                                                     --------   ------    ------
Net (loss) income                                   $(22,205)   $(128)   $10,462
                                                     ========   ======    ======

Net (loss) income per common share, basic           $  (3.09)   $(.01)      $.99
                                                     ========   ======      ====

Net (loss) income per common share, diluted         $  (3.09)   $(.01)      $.97
                                                     ========   ======      ====
Denominator for basic earnings per
share, weighted average common shares                  7,193    8,780     10,559
                                                       =====    =====     ======
Denominator for diluted earnings per
share, weighted average common shares
assuming conversions                                   7,193    8,780     10,756
                                                       =====    =====     ======



                 See notes to consolidated financial statements

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Dollars in thousands, except shares)


                                                                     Additional               Total
                                                   Common Stock      Paid-in      Retained    Stockholders'
                                               Shares        Amount  Capital      Earnings    Equity
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     12,758,282    $127     $79,000        $14,269    $ 93,396
   Exercise of options and restricted
   stock awards                                     6,828       -          33              -          33
   Shares repurchased and retired              (2,675,000)    (27)    (32,293)             -     (32,320)
   Tax benefit from stock option
           exercises                                    -       -          29              -          29
----------------------------------------------------------------------------------------------------------
   Net income for 1999                                  -      -          -           10,462      10,462
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    10,090,110      100      46,769         24,731      71,600
   Exercise of options                            27,654        -         125              -         125
   Shares repurchased and retired             (2,921,325)     (29)    (17,333)             -     (17,362)
   Increased equity in Accordant Health
     Services, Inc.                                     -        -      (1,335)             -       1,335
----------------------------------------------------------------------------------------------------------
   Net loss for 2000                                   -       -            -            (128)      (128)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      7,196,439      71      30,896          24,603      55,570
   Exercise of options and restricted
   stock awards                                   525,282       5       3,159               -       3,164
   Shares repurchased and retired                (180,800)     (1)     (1,116)              -      (1,117)
   Tax benefit from stock option
           exercises                                    -       -       1,080               -       1,080
   Net loss for 2001                                    -       -           -         (22,205)    (22,205)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     7,540,921      $75     $34,019         $ 2,398     $36,492
==========================================================================================================

                 See notes to consolidated financial statements

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                        Year Ended December 31,
                                                                   -------------------------------
                                                                  2001         2000           1999
                                                                  ----         ----           ----
OPERATING ACTIVITIES
Net (loss) income .........................................    $(22,205)      $  (128)     $ 10,462

Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
  Depreciation and amortization ...........................       4,069         4,294         3,983
  Provision for doubtful accounts .........................       1,615         2,189         3,668
  Equity in operations of investee ........................         380           431           496
  Deferred income taxes ...................................     ( 2,754)         (535)       (1,229)
  Tax benefit from stock option exercises .................       1,080             -            29
Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable .............       4,739         8,621        (4,450)
   Increase in prepaid and other current assets ...........      (3,364)         (294)         (641)
   Increase in accounts payable and accrued expenses.......      14,663         3,320            592
                                                                -------        -------       -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .......      (1,777)       17,898         12,910
INVESTING ACTIVITIES
   Purchase of eBiocare.com, Inc. .........................     (38,648)            -              -
   Investment in Accordant Health Services, Inc. and  other        (165)            -         (1,071)
   Purchases of property and equipment ....................      (1,127)       (1,689)        (2,575)
   Disposal of property and equipment .....................       2,257             -              -
   Purchases of marketable securities held-to-maturity ....           -       (30,359)       (35,854)
   Sales of marketable securities held-to-maturity ........      26,978        34,188         50,877
   Proceeds from disposal of assets available for sale ....       3,683             -              -
                                                               --------      --------       --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .......      (7,022)        2,140         11,377
FINANCING ACTIVITIES
Stock repurchases .........................................      (1,117)      (17,362)       (32,320)
Proceeds from exercise of stock options, warrants and
subscription receivable....................................       3,164           125             33
Principal payments on capital lease obligations ...........           -             -             (7)
                                                               --------      --------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .......       2,047       (17,237)       (32,294)
                                                               --------      --------        --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........      (6,752)        2,801         (8,007)
Cash and cash equivalents at beginning of year ............      19,016        16,215         24,222
                                                               --------      --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................    $ 12,264      $ 19,016       $ 16,215
                                                               ========      ========       ========
SUPPLEMENTARY CASH FLOW INFORMATION:
     Interest paid                                             $      -      $      -       $      2
                                                               ========      ========       ========
     Income taxes paid                                         $    347      $  1,374       $  6,315
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



                 See notes to consolidated financial statements

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: The Company was organized under the laws of the State of Minnesota in October 1984. It is a leading disease management company that operates in two business segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy operations, the Company purchases biopharmaceutical drugs from manufacturers and then contracts with insurance companies, government and other payors to provide direct to patient distribution of, and education about, these biopharmaceutical drugs. The Company's Specialty Pharmacy revenues are derived primarily from fees paid by the payors under these contracts for the purchase and distribution of these biopharmaceuticals. In addition, as part of its Specialty Pharmacy operations, the Company provides biopharmaceutical product distribution and support services under contracts with retail pharmacies for which it receives service fees. The biopharmaceutical drugs distributed by the Company are used by patients with chronic conditions such as hemophilia, hepatitis C, rheumatoid arthritis and multiple sclerosis. The Specialty Pharmacy Services business unit contracts with approximately 170 payors and three retail pharmacies.

In its Specialty Healthcare Services operations, the Company contracts with hospitals to manage outpatient Wound Care Centers. These Wound Care Centers offer a comprehensive range of services that enables the Company to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Currently, the Company has 96 such contracts. The Company also offers an expanded disease management offering that addresses the diabetic disease state.

      Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

      Inventory: Inventory, which consists of biopharmaceutical drugs held for sale, is stated at the lower of cost (first in, first out method) or market.

      Goodwill and Intangibles: Goodwill and intangibles consist of the excess of purchase price over the fair value of net tangible and intangible assets acquired, and separately identifiable intangibles such as pharmacy and customer relationships, workforce in place, covenants not to compete, and trademarks. Goodwill and intangibles are amortized using the straight-line method with various lives from three to twenty years.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE A-- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Standards: In July 2001, the FASB issued Statement No. 141 "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under Statement No. 142 (which supersedes APB Opinion No. 17, Intangible Assets), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement No. 142 require non-amortization of goodwill and indefinite lived intangible assets acquired after June 30, 2001. However, the impairment provisions of Statement No. 142 apply to these assets upon adoption of Statement No. 142. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement No. 142 in their fiscal year beginning after December 15, 2001 (i.e., year beginning January 1, 2002 for Curative Health Services, Inc.). The non-amortization provisions of Statement No. 142 apply to the Company's excess investment in Accordant Health Services, Inc. as well (See Note C). Application of the non-amortization provisions of Statement No. 142 is expected to result in a decrease in amortization expense of approximately $1.7 million per year for the Company. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of FASB No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules supersede the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which losses are incurred rather than as of the measurement date as presently required by APB Opinion No.
30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company expects to adopt Statement No. 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

      Long-Lived Assets: The Company periodically reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows analyses. Such review has been performed by management and does not indicate an impairment of such assets, except for the impairment of assets available for sale (See Note B).

      Cash and Cash Equivalents: Cash and cash equivalents consist of demand deposits with banks, certificates of deposit with maturities of less than three months at the time of purchase and highly liquid money market fund investments.

      Marketable Securities Held-to-Maturity: Held-to-maturity marketable securities represent highly liquid money market instruments with maturities of greater than three months at time of purchase. These securities, consisting principally of securities of municipalities, commercial paper and U.S. Government agencies are valued at amortized cost which approximates market.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE A-- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)


      The Company's investment policy gives primary consideration to safety of principal, liquidity and return. The Company invests its funds with institutions that have high credit ratings and to date has not experienced any losses on its investments. The Company classifies its investments in such securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. As of December 31, 2000, the Company had approximately $55,000 of unrealized gains related to its holdings of corporate bonds, $31,000 of unrealized losses related to its holdings of municipal bonds and $8,000 of unrealized losses related to its holdings of certificates of deposit. The Company had no marketable securities holdings at December 31, 2001.

      Concentration of Credit Risk: The Company's revenues are generated from its Specialty Healthcare Services business unit's Wound Care Centers which have been established as cooperative ventures with acute care hospitals and from its Specialty Pharmacy Services business unit's sales of pharmaceuticals. Specialty Pharmacy Services receivables consist of amounts due from various payors, including government programs, insurance companies, retail pharmacies, and self pay patient accounts. Credit is extended based upon a pre authorization of coverage check, or contractual arrangement. Payment terms are generally thirty days from date of invoice. The Specialty Healthcare Services receivables are from its hospital partners under contractual management services contracts. Credit is extended based on an evaluation of the hospital's financial condition. Payment terms are generally thirty to ninety days from date of invoice. In 1999 and 2000, the Company derived 13% and 11% of its consolidated revenue from one customer. In 2001, no customer accounted for 10% or greater of consolidated revenues.

      Revenues: Specialty Pharmacy Services revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office. Specialty Healthcare Services revenues are recognized after the management services are rendered or the product is dispensed, and are billed monthly in arrears.

      Advertising: The Specialty Healthcare Services business unit expenses advertising and community education costs when incurred. Advertising and community education expense was approximately $8.1 million, $6.0 million and $3.7 million for 1999, 2000 and 2001, respectively. The Specialty Pharmacy Services business unit's advertising and community education expenses are insignificant.

      Income Taxes: Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

     Stock Based Compensation Plans: The Company grants options for a fixed number of shares to employees, directors, consultants and advisors with exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued Employees" and related Interpretations because the Company believes the alternate fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE B -- SALE OF PROCUREN BUSINESS

      On January 2, 2001, the Company sold the assets of its Procuren business for approximately $3.8 million to Cytomedix, Inc. ("Cytomedix"). Under the agreement, Cytomedix will be the exclusive manufacturer of Procuren and the Company will be the exclusive distributor of Procuren solution in the United States. The Company will also receive royalties based on the sales of products that are developed from the associated patents on sales outside the United States. The Company will recognize these royalties when and if they are received. The consideration received by the Company was $2.1 million in cash, $1.7 million in a convertible secured promissory note, and a warrant certificate to purchase 600,846 shares of Cytomedix common stock at purchase price of the lesser of $.50 per share or a price per share equal to the average of the three lowest intraday sales prices as reported by a reliable reporting service during the 20 trading days preceding the date on which the warrant is exercised. Assets related to this sale are shown as assets available for sale in the accompanying December 31, 2000 consolidated balance sheet and are carried at fair value. The Company recorded a $.2 million impairment charge on the assets available for sale at December 31, 2000, based on the net realizable value of the assets. The $.2 million charge was included in selling, general and administrative expense in the accompanying December 31, 2000 financial statements. The Company recorded reserves totaling $.8 million at December 31, 2000, related to leases assigned to Cytomedix under which the Company remains as a guarantor.

      In 2001, the Company received $1.3 million in proceeds related to the $1.7 million convertible secured promissory note in the form of cash payments from Cytomedix, exercise and sale of warrant shares, and conversion and sale of shares of the convertible promissory note. Also during 2001, the Company recorded a charge of $.2 million related to the unpaid balance of the promissory note. As of December 31, 2001, the Company does not carry any balance due on this promissory note. In May 2001, Cytomedix informed the Company that it would exercise its right under the sale agreement to cease the production of Procuren in June 2001. In July 2001, Cytomedix filed for Chapter 11 protection under the United States Bankruptcy Code. As a result, the Company has had to pay for certain lease obligations it guaranteed. During 2001, the Company paid $.4 million under these guarantees and as of December 31, 2001, maintained liabilities of $.4 million related to these guarantees.

NOTE C -- EQUITY INVESTMENT

     On June 4, 1998, the Company signed an agreement with Accordant Health Services, Inc. ("Accordant") in which the Company agreed to invest $4 million in Accordant preferred stock. The Company currently has an 8.6 % interest in Accordant which is accounted for using the equity method of accounting as the Company has the option to convert the Accordant preferred stock into common stock. In addition, the Company has significant influence over the operations of Accordant. The Company's share of Accordant's 1999, 2000 and 2001 net loss was approximately $.5 million, $.4 million and $.4 million, respectively. During 2000, the Company recorded an increase of $1,335,000 to its investment in Accordant Health Services, Inc. and a corresponding increase to paid in capital related to an increase in the value of the Company's equity interest in Accordant as the result of an equity financing done by Accordant in 2000. The financing diluted the Company's ownership interest to 8.6% from 11%, but increased the value of its share of the underlying equity. The Company's investment in Accordant is not material to the Company's consolidated financial statements. At December 31, 2000 and 2001, the Company's investment in Accordant exceeded its underlying equity in such investment by $3.0 million and $2.8 million, respectively. Such excess is being amortized over twenty years. As of December 31, 2001 and 2000 the total investment in Accordant was $3.4 million and $3.9 million respectively.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE D -- PURCHASE OF eBIOCARE.COM, INC.

     On March 30, 2001, the Company purchased all of the outstanding capital stock of eBiocare.com, Inc. ("eBiocare") which does business as Millennium Health for $32.3 million in cash, the assumption and repayment of approximately $5 million in debt, and approximately $1.3 million in related accruals. eBiocare is a specialty pharmacy which contracts with insurance companies, government and other payors to provide direct to patient distribution of biopharmaceutical drugs. The acquisition was accounted for as a stock purchase and, therefore, operating results of eBiocare have been included in the accompanying financial statements from the date of acquisition. Purchase price allocations have been done in accordance with the provisions of APB Opinion No. 16. Goodwill resulting from the acquisition is being amortized over a twenty year period and identifiable intangibles are amortized over various lives ranging from three to twenty years. Unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 assuming the eBiocare acquisition had occurred as of the beginning of each respective year are as follows (in thousands, except per share data):

                                        Years Ended December 31,
                                        ------------------------
                                         2001          2000
                  ----------------------------------------------
                  Revenues            $  92,193   $ 106,597

                  Net (loss) income     (22,844)     (2,944)

                  Net (loss) income
                  per common share,
                  diluted             $   (3.18)  $    (.34)


The pro forma operating results shown above are not necessarily indicative of operations in the period following acquisition.


NOTE E -- PROPERTY AND EQUIPMENT
      A summary of property and equipment and related accumulated depreciation and amortization follows:
                                                                   December 31,
                                                                   -----------
                                                               2001        2000
                                                               ----------------
                                                                (In thousands)
       Property and equipment...........................    $ 9,149     $ 15,829
       Leased equipment capitalized.....................         -         1,371
       Leasehold improvements...........................      2,660        2,556
                                                              -----        -----
                                                             11,809       19,756
       Less accumulated depreciation and amortization...      8,014       12,691
                                                              -----       ------
                                                           $  3,795     $  7,065
                                                              =====        =====

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001




NOTE  F -- ACCRUED EXPENSES Accrued expenses are as follows:
                                                                   December 31,
                                                                   -----------
                                                                 2001       2000
                                                                 ---------------
                                                                  (In thousands)

            Incentive compensation and benefits............ $    753    $  1,817
            Deferred compensation .........................        -       1,251
            Marketing and community education .............      693         560
            Salaries ......................................      894       1,246
            Health benefits ...............................      706         990
            Severance pay .................................       76       2,102
            Reserves for leases assigned...................      397         800
            Reserve for Department of Justice settlement...   10,500           -
            Reserve for shareholder lawsuit settlement.....    6,500           -
            Other .........................................    4,667       3,522
                                                               -----       -----
                                                            $ 25,186    $ 12,288
                                                              ======      ======


NOTE G -- LEASES
      The Company has entered into several non-cancelable operating leases for the rental of certain office space expiring in various years through 2005. The principal lease for office space provides for monthly rent of approximately $60,000. The following is a schedule of future lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2001:

                                                      Operating Leases
                                                      -----------------
                                                       (In  thousands)

      2002 ............................................. $    893
      2003 .............................................      849
      2004..............................................      846
      2005..............................................      393
      Total............................................. $  2,981
                                                            =====

Rent expense for all operating leases was approximately $2,130,000, $1,534,000 and $893,000 for the years ended December 31, 1999, 2000 and 2001, respectively.


NOTE H -- STOCKHOLDERS' EQUITY

      Director Share Purchase Program: The Company maintains a Director Share Purchase Program (the "Program") to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director's annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company's common stock at market value. At December 31, 2001 and 2000, 118,406 shares of common stock were reserved for future issuance under the Program.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE H -- STOCKHOLDERS' EQUITY (Continued)

      Stock Repurchase Plans: Since February 1999, the Company has announced stock repurchase plans authorizing repurchases of 7.5 million shares. As of December 31, 2001, a total of 5,777,125 shares had been repurchased at a cost of $50,799,000, including 180,800 purchased in 2001 at a cost of $1,117,000.

      Restricted Stock Awards Plans: During 1999, the Company implemented a Restricted Stock Award Plan ("the Plan") for certain key executives. The total shares to be granted under the Plan are 73,000 shares at a price of $5.41 per share. The shares vest over a three-year period. During 2000 and 2001, 17,222 and 25,000 shares were executed under the Plan, respectively.

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


NOTE I -- STOCK BASED COMPENSATION PLANS

      The Company has stock option plans which provide for the granting of non-qualified, incentive options, or restricted stock awards to employees, directors, consultants and advisors. The plans authorize granting of up to 6,406,695 shares of the Company's common stock at the market value at the date of such grants. All options are exercisable at times as determined by the Board of Directors, not to exceed ten years after the grant date.

      Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement No. 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions at December 31, 1999, 2000 and 2001 respectively: risk-free interest rate of 5.75%, 5.43% and 1.8%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 74.1%, 70.2% and 69.1%; and a weighted-average expected life of the options of 4 years.

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

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE I-- STOCK BASED COMPENSATION PLANS - (CONTINUED)

The Company's pro forma information is as follows:

                                            (In thousands, except per
                                                   share data)
                                                2001    2000       1999
                                            -----------------------------
           Net (loss) income:  As reported  $(22,205)  $  (128)   $10,462
                               Pro forma     (24,900)   (2,465)     8,403

           Basic EPS:          As reported  $  (3.09)  $  (.01)   $   .99
                               Pro forma       (3.46)     (.28)       .80

           Diluted EPS:        As reported  $  (3.09)  $  (.01)   $   .97
                               Pro forma       (3.46)     (.28)       .78


A summary of the Company's stock option activity and related information for the years ended is as follows:

                        2001                2000                 1999
                 --------------------------------------------------------------
                  Weighted   Average    Weighted  Average     Weighted Average
                  Options    Exercise   Options   Exercise    Options  Exercise
                             Price                Price                Price
                 --------------------------------------------------------------
Outstanding at
beginning of     3,460,220   $17.57  1,678,548    $24.58   1,367,434   $25.81
year
     Granted     1,278,409     7.88  2,387,311      5.56     450,550     7.55
     Exercised    (500,282)    5.82    (10,432)     3.67      (6,828)    4.88
     Cancelled    (500,258)   10.27   (595,207)    10.44    (132,608)   19.13
                 ---------            ---------            ---------
Outstanding at
end of year      3,738,089    11.13  3,460,220     17.57   1,678,548    24.58
                 =========           =========             =========
Exercisable at
end of year      1,522,645    10.72  1,144,934     13.76     710,762    18.58
                 ---------           ---------               -------
Weighted average
fair value of
options granted              $ 4.23               $ 3.16               $ 4.47
                             ------               ------               ------

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE I-- STOCK BASED COMPENSATION PLANS - (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2001:

                     Options  Outstanding                           Options Exercisable
 --------------------------------------------------------------------------------------------------
                              Weighted Average
                     Options  Remaining            Weighted Average                  Weighted
 Exercise prices Outstanding  Contractual Life     Exercise Price     Shares         Average
                              (In Years)                                             Exercise Price
 ==================================================================================================
   $3.50  - $5.25     31,560         2.96          $  4.66               29,690        $  4.65

   $5.25  - $7.88  2,045,608         8.53             5.69            1,010,840           5.71

   $7.88  - $11.82   894,516         8.69             9.24              125,710          10.84

   $11.82 - $17.73    20,576         6.56            15.01               10,576          15.97

   $17.73 - $26.60   187,912         4.97            22.52              187,912          22.52

   $26.60 - $32.00   557,917         5.92            30.48              157,917          29.47
                     -------         ----                               -------
                   3,738,089         6.27                             1,522,645
                   =========         ====                             =========


     At December 31, 2001, 818,301 shares of common stock were reserved for future issuance, excluding shares reserved for options outstanding.


NOTE J -- INCOME TAXES
      Significant components of the Company's deferred tax assets as of December 31, 2001 and 2000 are as follows:
                                                      2001          2000
                                                      ------------------
           Bad debt reserve                           $  1,810     $    640
           Affiliate net operating loss carryforward       691          642
           Other reserves and accruals                     182        1,004
           Shareholder lawsuit                           2,535            -
           Book over tax depreciation                    1,046          520
                                                         -----          ---
           Deferred tax assets                        $  6,265     $  2,806
                                                      ========     ========

Significant components of the (benefit) provision for income taxes are as follows:

                                          2001            2000     1999
                                          -----------------------------
          Current:
             Federal                   $   224     $  378      $  6,651
             State                          57         71         1,144
          Deferred                      (2,754)      (535)       (1,229)
                                        -------      -----       -------
          Total income tax (benefit)
          provision                    $(2,473)    $  (86)     $   6,566
                                       ========    =======     =========


A reconciliation of income tax computed at the U.S. Federal statutory tax rate to income tax (benefit) expense is as follows:

                                              2001         2000     1999
                                              --------------------------

     Federal statutory tax rate              (35.0%)       (35.0%)  35.0%
     State income taxes net
       of Federal tax benefit                  (.3%)        (4.0%)   4.4%
     Non deductible Department of Justice
       settlement costs                       23.4%           -        -
     Non deductible amortization               2.2%           -        -
     Other                                     (.3%)       (1.2%)    (.8%)
                                              ------       ------    -----
     Effective tax rate                      (10.0%)      (40.2%)    38.6%
                                             =======       =====    =====

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE K -- SEGMENT INFORMATION

The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operated under one segment prior to the acquisition of eBiocare.com Inc. in March 2001. Effective April 2001, the Company has two reportable segments: Specialty Health Services and Specialty Pharmacy Services. In its Specialty Health Services, the Company contracts with hospitals to manage outpatient Wound Care Centers. In its Specialty Pharmacy Services, the Company contracts with insurance companies, government and other payors to provide direct to patient distribution of biopharmaceutical drugs. The Company evaluates segment performance based on (loss) income from operations. The accounting policies of the reportable segments are the same as those described in the significant accounting policies footnote. Intercompany transactions are eliminated to arrive at consolidated totals.

The following table presents the results of operations and total assets of the reportable segments of the Company for the year ended December 31, 2001 (in thousands):

                           Specialty      Specialty    Eliminating
                             Health        Pharmacy     Entries           Total
                           ----------------------------------------------------
Revenues                    $ 46,534       $ 35,104    $       -       $ 81,638
                              ======         ======     =========       =======
Interest income             $    807       $      9    $       -       $    816
                              ======         ======     =========       =======
Depreciation and
  amortization              $  3,914       $    155    $       -       $  4,069
                              ======         ======     ========        =======
Income tax (benefit)
   expense                  $ (3,310)      $    837    $       -       $ (2,473)
                              ======         ======     ========        =======
(Loss) income from
   operations              $ (27,581)      $  2,087    $       -       $(25,494)
                              ======         ======     ========        =======
Total assets                $ 71,866       $ 14,897    $  (9,836)      $ 76,927
                              ======         ======     ========        =======


NOTE L-- LEGAL PROCEEDINGS

     On December 28, 2001, the Company reached a comprehensive settlement with the United States Department of Justice (the "DOJ"), the U.S. Department of Health and Human Services, Office of the Inspector General (the "USHHS"), and other related parties in connection with all previously disclosed federal investigations and related legal proceedings against it in the United States District Court for the Southern District of New York and the United States District Court for the District of Columbia. Under the terms of the settlement, even though the Company maintained that there was no basis for the imposition of liability, in order to avoid the delay and expense of protracted litigation, the Company agreed to pay the United States a total of $16.5 million, with an initial payment of $9 million and the balance payable over four years with interest. The Company is also required to fulfill certain additional obligations including abiding by a five-year Corporate Integrity Agreement we have executed with the USHHS (which incorporates much of our existing compliance program), avoiding violations of law and providing certain information to the DOJ from time to time.

     Subsequent to the disclosure of the DOJ action, the Company and, in some cases, certain of its officers were named in four shareholder lawsuits. All suits were filed in the United States District Court for the Eastern District of New York. The four shareholder lawsuits were consolidated into one class-action lawsuit. On or about March 8, 2002, the Company reached an agreement in principle to settle the lawsuit. Under the terms of the proposed settlement, even though the Company maintained that there was no basis for the imposition of liability, in order to avoid the delay and expense of protracted litigation, it agreed to pay the $10.5 million to the class, of which $6.5 million will be paid in common stock, cash or a combination thereof, as determined at the Company's discretion. The remaining $4 million will be paid by using insurance proceeds. The $6.5 million has been accrued in the accompanying December 31, 2001 financial statements. This settlement is subject to execution and filing with the court of a stipulation of settlement by the parties, notice to the class and
court  approval.   The Company expects the settlement to be approved by the end of the third quarter of 2002.

     The Company is currently in dispute with some of the former shareholders of eBioCare.com, Inc. over claims by it for indemnification in connection with our acquisition of eBioCare.com, Inc. These claims are for indemnification in an aggregate amount in excess of $3 million which is currently held in escrow for a breach of certain representations and warranties made by such former shareholders. In response to the Company's indemnification claims, the former shareholders have filed a lawsuit in

                   CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE L -- LEGAL PROCEEDINGS (CONTINUED)

Superior Court of California, County of Santa Clara on or about February 1, 2002 against the Company seeking a declaratory judgment in its favor with respect to certain of the Company's claims, and other remedies including the rescission of the Company's acquisition of eBiocare.com, Inc. Although the Company believes this lawsuit is groundless and intends to defend these claims vigorously, an adverse result in this dispute could harm the Company's business.

     In addition, in the ordinary course of our business, the Company is the subject of or party to various lawsuits, including those arising out of services or products provided by or to its operations, personal injury and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on financial position or results of operations.


NOTE M -- EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:
                                                   2001        2000         1999
                                               ---------------------------------
                                                            (In thousands)
      Denominator:
          Denominator for basic earnings per
          share, weighted average shares          7,193       8,780       10,559

      Effect of dilutive employee
          stock options (a)                           -           -          197
                                                  -----       -----       ------
      Denominator for diluted earnings per share,
          adjusted weighted average shares and
          assumed conversions                     7,193        8,780      10,756
                                                  =====        =====      ======

(a) Potentially dilutive employee and director stock options that have been excluded from this amount because they are anti-dilutive amounted to 1,198,000, 3,460,220 and 3,738,039 in 1999, 2000, and 2001, respectively.



      The numerator for basic and diluted earnings per share for the years ended December 31, 1999, 2000 and 2001 is the net income (loss) for the period.


NOTE N -- EMPLOYEE BENEFITS

      The Company maintains a qualified Employee Savings Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reductions and employer contributions at the discretion of the Company. The Company currently has authorized employer contributions of 25% of employees' contribution up to 1% of the employees' compensation. The Company's contribution expense was $.6 million $.5 million and $.1 million in 1999, 2000 and 2001, respectively.

      Since 1999, the Company also maintained a non-qualified Deferred Compensation Plan for certain executives and directors. The Company's expense for this Deferred Compensation Plan was $.1 million in 1999 and 2000, respectively. This plan was terminated effective January 1, 2001.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE O -- SUBSEQUENT EVENTS

     On or about March 8, 2002, the Company reached an agreement in principle to settle the outstanding shareholder lawsuit. Under the terms of the proposed settlement, even though the Company maintained that there was no basis for the imposition of liability, in order to avoid the delay and expense of protracted litigation, the Company agreed to pay the $10.5 million to the class, of which $6.5 million will be paid in common stock, cash or a combination thereof as determined at the Company's discretion. The remaining $4 million will be paid from insurance proceeds. This settlement is subject to execution and filing with the court of a stipulation of settlement by the parties, notice to the class and court approval. The Company expects the settlement to be approved by the end of the third quarter of 2002. The charge of $6.5 million has been taken in the 2001 financial statements.

     On February 8, 2002, the Company sold 1,059,000 newly issued shares of its common stock in a private placement to institutional investors. The net proceeds of approximately $16.9 million will be used to finance the Company's recently announced acquisition of Apex Therapeutic Care, Inc. ("Apex") and for additional acquisitions and general operating purposes.

     On January 31, 2002, the Company entered into a $25 million line of credit with Healthcare Business Credit Corporation. The Company intends to use the funds for additional acquisitions, to add new product offerings in its Specialty Pharmacy Services business unit and for general operating purposes.

     On January 27, 2002, the Company entered into an agreement to acquire Apex, a leading provider of biopharmaceutical products, therapeutic supplies and disease management services to people with hemophilia and related bleeding disorders. Apex is based near Los Angeles, California. The aggregate purchase price for Apex was $60 million. Approximately $40 million of the purchase price was paid in shares of the Company's common stock with the remainder payable in cash and a promissory note. The closing of the Apex occurred on February 28, 2002.

     On January 7, 2002, the Company acquired Hemophilia Access, Inc., a provider of pharmaceuticals, therapeutic supplies and disease management services to people with hemophilia and related bleeding disorders. Hemophilia Access is based near Nashville, Tennessee. The purchase price for Hemophilia Access was $2.65 million, substantially all of which was paid using 175,824 shares of the Company's common stock. The Company has the option of repurchasing from the seller all, but not less than all, of the number of shares equal to 50% of the purchase price ("Option Shares"), (a) at any time prior to the six month anniversary date of the closing, at a price per share of 107.5% of the price per share determined for purposes of the closing; (b) at any time after such six month anniversary date but prior to the twelve month anniversary of the closing date, at a price per share of 115% of the price per share determined for purposes of the closing. If the Company shall not have exercised these rights by the twelve month anniversary of the closing date, the seller has the one time right, by providing notice to the Company within ninety days of such anniversary, to sell all, but not less than all, of the Option Shares back to the Company at a price per share equal to 115% of the price per share determined for purposes of the closing.

                        Inserted Blank Page for Page Formatting

                                                                    Schedule II



                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 2001





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

                                    Balance at            Charged to    Charged to                   Balance at
                                    Beginning             Costs and     Other Account   Deductions   End
 DESCRIPTION                        of Period             Expenses      Describe        Describe     of Period
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
Allowance for doubtful accounts     $ 2,046,000           $ 1,615,000   $      -   $   913,000(1)    $ 2,748,000
                                    ===========           ===========      =====   =============     ===========
Year ended December 31, 2000
Allowance for doubtful accounts     $ 2,276,000           $ 2,189,000   $      -   $ 2,419,000(1)    $ 2,046,000
                                    ===========           ===========      =====   =============     ============
Year ended December 31, 1999:
Allowance for doubtful accounts     $ 1,679,000           $ 3,668,000   $      -   $ 3,071,000(1)    $  2,276,000
                                    ===========           ===========      =====   =============     ============


(1)   Accounts written off.

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

   4.1      Stock Purchase Agreement, dated July 6, 1989, among
            the Company and certain investors named therein        (1) (Ex. 4.2)

  10.1      Technology Transfer Agreement, dated September 21, 1990,
            between Curative Technologies GmbH and the Company    (1) (Ex. 10.8)

  10.2 Contractual Agreement for Wound Healing Product effective as of January 1, 1988, between the Company and the University of
            Minnesota Hospital and Clinic                         (1) (Ex.10.17)

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

Exhibit No. Description                                                 Page No.
--------------------------------------------------------------------------------

  10.14     Amendment of Employment Agreement, dated September 1, 1997
            between John Vakoutis and the Company                          (9)**

  10.14.1   Transition Agreement between Curative Health Services, Inc. and
            John Vakoutis                                                   (17)

  10.15     Employment Agreement dated as of September 1, 1997, between
            Carol Gleber and the Company                                   (9)**

  10.15.1   Transition Agreement between Curative Health Services, Inc. and
            Carol Gleber                                                    (13)

  10.16     Employment Agreement dated as of June 17, 1987, between
            Gary Jensen and the Company                                    (6)**

  10.19     Curative Technologies, Inc. Non-Employee Director
            Stock Option Plan                                                (8)


  10.19.1   Amendment No. 1 to Curative Technologies, Inc. Non-Employee
            Director Stock Option Plan                           (10)(Ex. 10.19)

  10.19.2   Amendment to the Non-Employee Director Stock Option Plan        (14)

  10.20     Employment Agreement dated as of October 21, 1998
            between Robert Heisler and the Company                        (12)**

  10.21     Amended Employment Agreement dated December 17, 1997
            between William Tella and the Company                         (11)**

  10.22     Development and Licensing Agreement dated May 19, 1998
            between Accordant Health Services, Inc. and the Company         (12)

  10.23     Stock Purchase Agreement dated May 1998, among Accordant Health
            Services, Inc, the Company and certain investor named herein.   (12)

  10.24     Curative Health Services, Inc. 2000 Stock Option Plan           (18)

  10.25     Asset Purchase Agreement among Cytomedix, Inc.,
            Cytomedix, N.V., CHS Services, Inc. and Curative
            Health Services, Inc. dated as of October 12, 2000.             (13)

  10.26     Employment Agreement dated as of September 18, 2000,
            between Roy McKinley and the Company.                           (19)

  10.27     Employment Agreement dated as of September 18, 2000,
            between Jule Crider and the Company.                            (20)

  10.28     Form of Restricted Stock Award Agreement                        (15)

Exhibit No. Description                                                 Page No.
--------------------------------------------------------------------------------

   10.29    Non-Employee Director Severance Plan                            (16)

   10.30    Stock Purchase Agreement dated March 19, 2001,
            among Curative Health Services, Inc. and certain
            stockholders of eBiocare.com                                    (21)

   10.31    Form of Stockholder Purchase Agreement, between Curative Health
            Services, Inc. and all other stockholders of eBiocare.com       (22)

   10.32    Form of Option/Warrant Repurchase and Surrender Agreement
            between EBiocare.com and the holders of options and warrants
            to purchase common Stock of ebiocare.com                        (23)

   10.33    Employment Agreement dated as of June 25, 2001 between Nancy
            Lanis and the Company                                           (24)

   10.34    Employment Agreement dated as of September 17, 2001 between
            Gary Blackford and the Company                                  (25)

   10.35    Employment Agreement dated as of September 17, 2001 between
            David Lawson and the Company                                       *

   10.36    Employment Agreement dated as of September 17, 2001 between
            Steven Michurski and the Company                                   *

   10.37    Curative Health Services, Inc. 2001 Broad-Based Stock
            Incentive Plan                                                     *

   10.38    Curative Health Services, Inc. Non-Qualified Stock Option
            Agreement                                                          *

   21       Subsidiaries of the Registrant                                     *

   23       Consent of Ernst & Young LLP                                       *

   24       Power of Attorney (included signature page)



*     Filed herewith
** Required to be filed pursuant to Item 601(b) (10) (ii) (A) or (iii) of Regulation S-K.

(1) Incorporated by reference to similarly numbered exhibit to the Company's current report on Form 8-K dated May 30, 1996.
(2) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Company's Registration Statement on Form S-1
   (No. 33-39880).
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed July 7, 1993, No. 33-65710).
(4) Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1993.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed October 13, 1994, No. 33-85188).
(6) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1994.
(7) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated November 6, 1995.
(8) Incorporated by reference to Exhibit 10.25.2 to the Company's Quarterly Report on Form 10-Q filed for the year ended June 30, 1996.
(9) Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report and Form 10-K filed the year ended December 31, 1997.
(10) Incorporated by reference to the similarly numbered exhibit (unless otherwise indicated) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(11) Incorporated by reference to Exhibit 10.45.1 to the Company's Quarterly Report on Form 10Q for the quarter ended March 3, 1998.
(12) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on From 10K filed for the year ended December 31, 1998.
(13) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(14) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(15) Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(16) Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(17) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10K filed for the year ended December 31, 2000.
(18) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on 10-Q for the quarter ended March 31, 2001.
(19) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10K filed for the year ended December 31, 2000.
(20) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10K filed for the year ended December 31, 2000.
(21) Incorporated by reference to Exhibit 2.1 to the Company's Form 8K filed April 13, 2001.
(22) Incorporated by reference to Exhibit 2.2 to the Company's Form 8K filed April 13, 2001.
(23) Incorporated by reference to Exhibit 2.3 to the Company's Form 8K filed April 13, 2001.
(24) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on 10-Q for the quarter ended June 30, 2001.
(25)Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2001.

                                                                     Exhibit 21


SUBSIDIARIES OF THE REGISTRANT

The following is a list of all of the subsidiaries of the registrant:
1. CHS Services, Inc., organized under the laws of Delaware.
2. eBiocare.com, Inc., organized under the laws of the State of California
3. Hemophilia Access, Inc., organized under the laws of the State of Tennessee
4. Apex Therapeutic Care, Inc., organized under the laws of the State of California

                                                                     Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-73376) pertaining to Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan and Non-Qualified Stock Option Agreements for David Lawson, Steven Michurski, and Beth Oliver, in the Registration Statement (Form S-8 No. 333-60854) pertaining to Curative Health Services, Inc. Non-Employee Director Stock Option Plan, as amended, in the Registration Statement (Form S-8 No. 333-60852) pertaining to Curative Health Services, Inc. 2000 Stock Incentive Plan in the Registration Statement (Form S-8 No. 333-65751) pertaining to the Curative Health Services, Inc. and subsidiaries 1991 Stock Option Plan, as amended, in the Registration Statement (Form S-8 No. 333-65753) pertaining to Curative Health Services, Inc. Non-Employee Director Stock Option Plan, as amended, in the Registration Statement (Form S-8 No. 33-19370) pertaining to the Curative Health Services, Inc. and subsidiaries Director Share Purchase Program and in the Registration Statement (Form S-8 No. 33-85188) pertaining to the Curative Health Services, Inc. and subsidiaries Employee 401(k) Savings Plan of our report March 19, 2002, with respect to the consolidated financial statements and schedule of Curative Health Services, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2001.
                                                /s/  Ernst & Young LLP

Melville, New York
March 29, 2002

                                                                   Exhibit 10-35

Curative Health Services
150 Motor Parkway
Hauppauge, NY  11788


October 12, 2001


Mr. David Lawson
36 Thomas Avenue South
Minneapolis, MN 55405

      Re:   Offer of Employment

Dear David:

It is my pleasure to offer you the position of Chief Administrative Officer of Curative Health Services, Inc, effective October 1, 2001. Your duties will be defined by, and you will report directly to, the Chief Executive Officer.

Your salary will be set at the annual rate of $175,000, with a target bonus potential of up to 50% of your annualized base salary, based on achievement of specific performance objectives to be defined by the Chief Executive Officer. You will also be eligible to participate in other Curative Health Services, Inc. benefit plans, to the same extent and at the same levels offered to similarly situated company executives, consistent with the terms of those plans. Specific information regarding eligibility, coverages and premiums will be provided to you separately.

You have also been granted 100,000 options to acquire the common stock of Curative Health Services, Inc., effective as of October 1, 2001. These options will vest and become exercisable in accordance with the terms of the Non-Qualified Stock Option Agreement attached as Exhibit A.

Your employment will be at-will and, as such, you are free to terminate the relationship at any time, as is Curative.

However, should your employment terminate involuntarily (other than "for cause" as defined in Exhibit A) within sixty (60) days of a Change of Control (also defined in Exhibit A) or a change in management (defined as a change in Curative's Chief Executive Officer), you will be entitled to receive separation pay equivalent to one year's base salary, together with prorated target bonus for the year in which termination occurs, and continuation of or reimbursement for insurance coverages at preexisting levels for the one-year separation pay period. In the event of termination related to a Change of Control, the exercisability of your unvested option shares would accelerate, as more fully outlined in the Option Agreement.

In partial exchange for this offer from Curative, and as a condition to your acceptance, you will be asked to execute the Employee Agreement attached as Exhibit B, which protects the company's proprietary information and trade secrets.

David, I am very enthusiastic about this new role for you in our company, and the opportunity for us to work closely together. I hope you will find these terms acceptable and consistent with our prior discussions. If you agree with the terms of employment set forth in this offer, please sign this letter below and return the original to me.

Sincerely,

/s/ Gary D. Blackford
---------------------
Gary D. Blackford
Chief Executive Officer





ACCEPTED AND APPROVED:

/s/ David Lawson
----------------------------------
David Lawson


Date:  10/12/01

                                                                   Exhibit 10-36

Curative Health Services
150 Motor Parkway
Hauppauge, NY  11788


October 12, 2001


Mr. Steven Michurski
8970 Westhill
Eden Prairie, MN 55347

      Re:   Offer of Employment

Dear Steve:

It is my pleasure to offer you the position of Executive Vice President of Curative Health Services, Inc, effective October 8, 2001. Your duties will be defined by, and you will report directly to, the Chief Executive Officer.

Your salary will be set at the annual rate of $175,000, with a target bonus potential of up to 50% of your annualized base salary, based on achievement of specific performance objectives to be defined by the Chief Executive Officer. You will also be eligible to participate in other Curative Health Services, Inc. benefit plans, to the same extent and at the same levels offered to similarly situated company executives, consistent with the terms of those plans. Specific information regarding eligibility, coverages and premiums will be provided to you separately.

You have also been granted 100,000 options to acquire the common stock of Curative Health Services, Inc., effective as of October 8, 2001. These options will vest and become exercisable in accordance with the terms of the Non-Qualified Stock Option Agreement attached as Exhibit A.

Your employment will be at-will and, as such, you are free to terminate the relationship at any time, as is Curative.

However, should your employment terminate involuntarily (other than "for cause" as defined in Exhibit A) within sixty (60) days of a Change of Control (also defined in Exhibit A) or a change in management (defined as a change in Curative's Chief Executive Officer), you will be entitled to receive separation pay equivalent to one year's base salary, together with prorated target bonus for the year in which termination occurs, and continuation of or reimbursement for insurance coverages at preexisting levels for the one-year separation pay period. In the event of termination related to a Change of Control, the exercisability of your unvested option shares would accelerate, as more fully outlined in the Option Agreement.

In partial exchange for this offer from Curative, and as a condition to your acceptance, you will be asked to execute the Employee Agreement attached as Exhibit B, which protects the company's proprietary information and trade secrets.

Steve, I am very enthusiastic about this new role for you in our company, and the opportunity for us to work closely together. I hope you will find these terms acceptable and consistent with our prior discussions. If you agree with the terms of employment set forth in this offer, please sign this letter below and return the original to me.

Sincerely,

/s/ Gary D. Blackford
---------------------
Gary D. Blackford
Chief Executive Officer





ACCEPTED AND APPROVED:

/s/ Steven Michurski
----------------------------------
Steven Michurski


Date:

                                                                   Exhibit 10-37

                         CURATIVE HEALTH SERVICES, INC.
                      2001 BROAD-BASED STOCK INCENTIVE PLAN


Section 1.  Purpose of Plan.

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

(c) "Award Agreement" shall mean any written agreement, contract or other instrument or document evidencing any Award granted under the Plan. Each Award Agreement shall be subject to the applicable terms and conditions of the Plan and any other terms and conditions (not inconsistent with the Plan) determined by the Committee.

(d)   "Board" shall mean the Board of Directors of the Company.

(e) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder.

(f) "Committee" shall mean the Compensation Committee of the Board or such other committee of Directors designated by the Board to administer the Plan. The Committee shall be comprised of not less than such number of Directors as shall be required to permit Awards granted under the Plan to qualify under Rule 16b-3, and each member of the Committee shall be a "Non-Employee Director" within the meaning of Rule 16b-3 and an "outside director" within the meaning of Section 162(m) of the Code. The Company expects to have the Plan administered in accordance with the requirements for the award of "qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

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

(l) "Option" shall mean an option granted under Section 6(a) of the Plan and shall not be an "incentive stock option" within the meaning of Section 422 of the Code or any successor provision and shall include Reload Options.

(m) "Other Stock Grant" shall mean any right granted under Section 6(e) of the Plan.

(n) "Other Stock-Based Award" shall mean any right granted under Section 6(f) of the Plan.

(o) "Participant" shall mean an Eligible Person designated to be granted an Award under the Plan.

(p) "Performance Award" shall mean any right granted under Section 6(d) of the Plan.

(q) "Person" shall mean any individual, corporation, partnership, limited liability company, association or trust.

(r) "Plan" shall mean the Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan, as amended from time to time, the provisions of which are set forth herein.

(s) "Reload Option" shall mean any Option granted under Section 6(a)(iv) of the Plan.

(t) "Restricted Stock" shall mean any Shares granted under Section 6(c) of the Plan.

(u) "Restricted Stock Unit" shall mean any unit granted under Section 6(c) of the Plan evidencing the right to receive a Share (or a cash payment equal to the Fair Market Value of a Share) at some future date.

(v) "Rule 16b-3" shall mean Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor rule or regulation.

(w) "Shares" shall mean shares of Common Stock, $.01 par value per share, of the Company or such other securities or property as may become subject to Awards pursuant to an adjustment made under Section 4(c) of the Plan.

(x) "Stock Appreciation Right" shall mean any right granted under Section 6(b) of the Plan.

Section 3.  Administration.

(a) Power and Authority of the Committee. The Plan shall be administered by the Committee. Subject to the express provisions of the Plan and to applicable law, the Committee shall have full power and authority to: (i) designate Participants; (ii) determine the type or types of Awards to be granted to each Participant under the Plan; (iii) determine the number of Shares to be covered by (or with respect to which payments, rights or other matters are to be calculated in connection with) each Award; (iv) determine the terms and conditions of any Award or Award Agreement; (v) amend the terms and conditions of any Award or Award Agreement and accelerate the exercisability of any Award or the lapse of restrictions relating to any Award; (vi) determine whether, to what extent and under what circumstances Awards may be exercised in cash, Shares, promissory notes, other securities, other Awards or other property, or canceled, forfeited or suspended; (vii) determine whether, to what extent and under what circumstances cash, Shares, promissory notes, other securities, other Awards, other property and other amounts payable with respect to an Award under the Plan shall be deferred either automatically or at the election of the holder thereof or the Committee; (viii) interpret and administer the Plan and any instrument or agreement, including an Award Agreement, relating to the Plan;
(ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (x) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan. Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon any Participant, any holder or beneficiary of any Award and any employee of the Company or any Affiliate.

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

Section 4.  Shares Available for Awards.

(a) Shares Available. Subject to adjustment as provided in Section 4(c) of the Plan, the aggregate number of Shares that may be issued under all Awards under the Plan shall be 1,000,000. Shares to be issued under the Plan may be either authorized but unissued Shares or Shares acquired in the open market or otherwise. Any Shares that are used by a Participant as full or partial payment to the Company of the purchase price relating to an Award, or in connection with the satisfaction of tax obligations relating to an Award, shall again be available for granting Awards under the Plan. In addition, if any Shares covered by an Award or to which an Award relates are not purchased or are forfeited, or if an Award otherwise terminates without delivery of any Shares, then the number of Shares counted against the aggregate number of Shares available under the Plan with respect to such Award, to the extent of any such forfeiture or termination, shall again be available for granting Awards under the Plan.

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

(d) Award Limitations Under the Plan. No Eligible Person may be granted any Award or Awards under the Plan, the value of which Award or Awards is based solely on an increase in the value of the Shares after the date of grant of such Award or Awards, for more than 500,000 Shares (subject to adjustment as provided for in Section 4(c)of the Plan), in the aggregate in any calendar year. The foregoing annual limitation specifically includes the grant of any Award or Awards representing "qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

Section 5.  Eligibility.

Any Eligible Person shall be eligible to be designated a Participant. In determining which Eligible Persons shall receive an Award and the terms of any Award, the Committee may take into account the nature of the services rendered by the respective Eligible Persons, their present and potential contributions to the success of the Company or such other factors as the Committee, in its discretion, shall deem relevant. Notwithstanding the foregoing, the Committee shall not have the authority to grant Awards to Participants who are officers and directors of the Company in an aggregate amount that equals or exceeds 500,000 shares.

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

(iv) Reload Options. The Committee may grant Reload Options, separately or together with another Option, pursuant to which, subject to the terms and conditions established by the Committee, the Participant would be granted a new Option when the payment of the exercise price of a previously granted option is made by the delivery of Shares owned by the Participant pursuant to Section 6(a)(iii) of the Plan or the relevant provisions of another plan of the Company, and/or when Shares are tendered or withheld as payment of the amount to be withheld under applicable income tax laws in connection with the exercise of an Option, which new Option would be an Option to purchase the number of Shares not exceeding the sum of (A) the number of Shares so provided as consideration upon the exercise of the previously granted option to which such Reload Option relates and (B) the number of Shares, if any, tendered or withheld as payment of the amount to be withheld under applicable tax laws in connection with the exercise of the option to which such Reload Option relates pursuant to the relevant provisions of the plan or agreement relating to such option. Reload Options also may be granted with respect to options previously granted under any other stock option plan of the Company or may be granted in connection with any option granted under any other stock option plan of the Company at the time of such grant; provided, however, that Reload Options may be granted only to Eligible Persons. Such Reload Options shall have a per share exercise price equal to the Fair Market Value of one Share as of the date of grant of the new Option. Any Reload Option shall be subject to availability of sufficient Shares for grant under the Plan.

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

(g)   General.
      -------

(i)   No Cash  Consideration  for Awards.  Awards shall be granted for no cash
      ----------------------------------
      consideration or for such minimal cash consideration as may be required by applicable law.

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

(iv) Limits on Transfer of Awards. No Award (other than Other Stock Grants) and no right under any such Award shall be transferable by a Participant otherwise than by will or by the laws of descent and distribution; provided, however, that, if so determined by the Committee, a Participant may, in the manner established by the Committee, transfer Options or designate a beneficiary or beneficiaries to exercise the rights of the Participant and receive any property distributable with respect to any Award upon the death of the Participant. Subject to the foregoing exception, each Award or right under any Award shall be exercisable during the Participant's lifetime only by the Participant or, if permissible under applicable law, by the Participant's guardian or legal representative. No Award or right under any such Award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Company or any Affiliate.

(v)   Term of Awards.  The term of each Award  shall be for such period as may
      --------------
      be determined by the Committee.

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

Section 7.  Amendment and Termination; Adjustments.
---------------------------------------------------

(a) Amendments to the Plan. The Board may amend, alter, suspend, discontinue or terminate the Plan at any time; provided, however, that, notwithstanding any other provision of the Plan or any Award Agreement, no such amendment, alteration, suspension, discontinuation or termination shall be made that would violate the rules or regulations of the Nasdaq National Market System or any securities exchange that are applicable to the Company.

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

Section 8.  Income Tax Withholding; Tax Bonuses.
------------------------------------------------

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

(c) No Rights of Shareholders. Except with respect to Restricted Stock and Other Stock Awards, neither a Participant nor the Participant's legal representative shall be, or have any of the rights and privileges of, a shareholder of the Company with respect to the Shares issuable upon exercise or payment of any Award, in whole or in part, unless and until the Shares have been issued.

(d) No Limit on Other Compensation Arrangements. Nothing contained in the Plan shall prevent the Company or any Affiliate from adopting or continuing in effect other or additional compensation arrangements, and such arrangements may be either generally applicable or applicable only in specific cases.

(e) No Right to Employment. The grant of an Award shall not be construed as giving a Participant the right to be retained in the employ of the Company or any Affiliate, nor will it affect in any way the right of the Company or an Affiliate to terminate such employment at any time, with or without cause. In addition, the Company or an Affiliate may at any time dismiss a Participant from employment free from any liability or any claim under the Plan or any Award, unless otherwise expressly provided in the Plan or in any Award Agreement.

(f)   Governing  Law.  The  validity,  construction  and effect of the Plan or
      --------------
any Award, and any rules and regulations relating to the Plan or any Award, shall be determined in accordance with the laws of the State of Minnesota.

(g) Severability. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal or unenforceable in any jurisdiction or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be so construed or deemed amended without, in the determination of the Committee, materially altering the purpose or intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction or Award, and the remainder of the Plan or any such Award shall remain in full force and effect.

(h) No Trust or Fund Created. Neither the Plan nor any Award shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company or any Affiliate and a Participant or any other Person. To the extent that any Person acquires a right to receive payments from the Company or any Affiliate pursuant to an Award, such right shall be no greater than the right of any unsecured general creditor of the Company or any Affiliate.

(i) No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award, and the Committee shall determine whether cash shall be paid in lieu of any fractional Shares or whether such fractional Shares or any rights thereto shall be canceled, terminated or otherwise eliminated.

(j) Headings. Headings are given to the Sections and subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

Section 10.       Effective Date of the Plan.

The Plan shall be effective as of ____________, 2001 (the "Effective Date").

Section 11.       Term of the Plan.

No Award shall be granted under the Plan after the tenth anniversary of the Effective Date or any earlier date of discontinuation or termination established pursuant to Section 7(a) of the Plan. However, unless otherwise expressly provided in the Plan or in an applicable Award Agreement, any Award theretofore granted may extend beyond such date, and the authority of the Committee provided for hereunder with respect to the Plan and any Awards, and the authority of the Board to amend the Plan, shall extend beyond that date.

                                                                   Exhibit 10-38


                         CURATIVE HEALTH SERVICES, INC.
                      NON-QUALIFIED STOCK OPTION AGREEMENT

            THIS AGREEMENT, made this _______________, 20__, by and between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation ("Company"), and _________________, an individual resident of the State of _______________
("Employee").

            WITNESSETH, THAT:

            WHEREAS, the Company pursuant to its 2001 Broad-Based Stock Incentive Plan, wishes to grant this stock option to Employee.

            NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereto agree as follows:

1.    Grant of Option

            The Company hereby grants to Employee, on the date set forth above, the right and option (hereinafter called "the option") to purchase all or any part of an aggregate of ________ shares of Common Stock, par value $.01 per share, at the price of $______ per share on the terms and conditions set forth herein. This option is not intended to be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

2.    Duration and Exercisability

(a) This option may not be exercised by Employee until ________, 20__ and this option shall in all events terminate ten (10) years after the date of grant.

            Commencing immediately upon the date of grant and subject to the other terms and conditions set forth herein, this option may be exercised by Employee in cumulative installments as follows:

                                              Cumulative percentage
            On or after each of               of shares as to which
            the following dates               option is exercisable
            ---------------------             -----------------------
            ---------------------             -----------------------

            ---------------------             -----------------------
            ---------------------             -----------------------

            ---------------------             -----------------------
            ---------------------             -----------------------

            ---------------------             -----------------------
            ---------------------             -----------------------

            ---------------------             -----------------------


(b) During the lifetime of Employee, the option shall be exercisable only by Employee and shall not be assignable or transferable by Employee, other than by will or the laws of descent and distribution.

3.    Effect of Termination Of Employment

(a) In the event that Employee shall cease to be employed by the Company or its subsidiaries, if any, for any reason other than termination of Employee's employment by the Company for cause (as defined below) or Employee's death, Employee shall have the right to exercise the option at any time within three months after such termination of employment to the extent of the full number of shares Employee was entitled to purchase under the option on the date of termination, subject to the condition that this option shall not be exercisable after the expiration of the term hereof.

(b) In the event that Employee shall cease to be employed by the Company or its subsidiaries, if any, by reason of Employee's gross and willful misconduct during the course of his or her employment, including but not limited to wrongful appropriation of the Company funds or the commission or a gross misdemeanor or felony (termination "for cause"), this option shall be terminated as of the date of such misconduct.

(c) If Employee (i) shall die while in the employ of the Company or a subsidiary, if any, or within three months after termination of employment for any reason other than termination by the Company for cause or (ii) shall become disabled within the meaning of Code Section 22(e)(3) while in the employ of the Company or a subsidiary, if any, and Employee shall not have fully exercised the option, such option may be exercised at any time within twelve months after Employee's death or disability by the personal representatives or administrators, or if applicable, guardian, of Employee or by any person or persons to whom the option is transferred by will or the applicable laws of descent and distribution, to the extent of the full number of shares Employee was entitled to purchase under the option on the date of death, (or termination of employment, if earlier) or disability (after giving effect to the provisions of Section 2 hereof), subject to the condition that this option shall not be exercisable after the expiration of the term of the option.

4.    Manner of Exercise

(a) The option can be exercised only by Employee or other proper party by delivering within the option period written notice to the Company at its principal office. The notice shall state the number of shares as to which the option is being exercised and be accompanied by payment in full of the option price for all shares designated in the notice.

(b) Employee may pay the option price by check (bank check, certified check or personal check) or with the approval of the Company by delivering to the Company for cancellation Common Stock of the Company with a fair market value equal to the option price; provided, however, that Employee shall not be entitled to tender shares of the Company's Common Stock pursuant to successive, substantially simultaneous exercises of this option or any other stock option of the Company's. For these purposes the fair market value of the Company's Common Stock shall be as reasonably determined by the Company but shall not be less than, if applicable, (i) the closing price of the stock as reported for composite transactions, if the Common Stock is then traded on a national securities exchange, (ii) the last sale price if the Common Stock is then quoted on the NASDAQ National Market System or (iii) the average of the closing representative bid and asked prices of the Common Stock as reported on NASDAQ on the date as of which fair market value is being determined.

5.    Miscellaneous

(a) This option is issued pursuant to the Company's 2001 Broad-Based Stock Incentive Plan, and is subject to its terms. The terms of the Plan are available for inspection during business hours at the principal offices of the Company.

(b) This Agreement shall not confer on Employee any right with respect to continuance of employment by the Company or any of its subsidiaries, nor will it interfere in any way with the right of the Company or any subsidiary to terminate such employment at any time. Employee shall have none of the rights of a shareholder with respect to shares subject to this option until such shares shall have been issued to Employee upon exercise of this option.

(c) The exercise of all or any part of this option shall only be effective at such time that the sale of Common Stock pursuant to such exercise will not violate any state or federal securities or other laws, including (but not limited to) federal and state requirements of registration. If the Board of Directors of the Company (or its Executive Committee in the absence of express Board of Directors action thereon) determines that such conditions have not been met at the time the option is otherwise properly exercised, the Company may either (i) defer effectiveness of the exercise (with notice to Employee) until such reasonable date as the conditions have been met, or (ii) refund or return to Employee the consideration given to the Company for the exercise, with an explanation that the exercise cannot then be given effect.

(d) If Employee exercises all or any portion of the option subsequent to any change in the number or character of the Common Stock of the Company (through merger, consolidation, reorganization, recapitalization, stock dividend or otherwise), Employee shall then receive for the aggregate price paid by Employee on such exercise of the option, the number and type of securities or other consideration which Employee would have received if such option had been exercised prior to the event changing the number of outstanding shares or this character of the Common Stock of the Company.

(e) The Company shall at all times during the term of the option reserve and keep available such number of shares as will be sufficient to satisfy the requirements of this Agreement. The certificates for shares issued upon exercise of the option may bear legends and notices of transfer restrictions as the Board of Directors of the Company (or its Executive Committee in the absence of express Board of Directors action thereon) deems appropriate in the circumstances.

(f) In order to provide the Company with the opportunity to claim the benefit of any income tax deduction which may be available to it upon the exercise of the option, Employee shall promptly notify the Company of the dates of acquisition and disposition of such shares, the number of shares so disposed of, and the consideration, if any, received for such shares. In order to comply with all applicable federal or state income tax laws or regulations, the Company may take such action as it deems appropriate to insure (i) notice to the Company of any disposition of the Common Stock of the Company and (ii) that, if necessary, all applicable federal or state payroll, withholding, income or other taxes are withheld or collected from Employee.

(g) This Agreement does not obligate the Company to register the option or the shares subject to the option under applicable securities laws, to maintain any such registration or to list such shares on any securities exchange.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first above written.


                                    CURATIVE HEALTH SERVICES, INC.


                                    By:
                                        --------------------------------

                                    Its:
                                         -------------------------------
                                                EMPLOYEE