Form 10-Q
period 2002-03-31
CURATIVE HEALTH SERVICES INC
filed 2002-05-15
CIK 874212

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)

     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----------Exchange Act of 1934

For the quarterly period ended March 31, 2002


                                       OR

           Transition report pursuant to Section 13 or 15 (d) of the Securities ----------- Exchange Act of 1934

Commission File Number:  000-19370


                         Curative Health Services, Inc.

             (Exact name of registrant as specified in its charter)

                 MINNESOTA                                41-1503914
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)


                                150 Motor Parkway
                            Hauppauge, New York 11788
                                 (631) 232-7000
                    (Address of principal executive offices)


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

            Yes     X                                No  ______
                ---------

As of May 1, 2002 there were 11,563,209 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                                     INDEX


Part I      Financial Information                                       Page No.
--------------------------------------------------------------------------------

Item 1      Financial Statements:

            Condensed Consolidated Statements of Operations
                  Three Months ended March 31, 2002 and 2001                  3

            Condensed Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001                        4

            Condensed Consolidated Statements of Cash Flows
                  Three Months ended March 31, 2002 and 2001                  5

            Notes to Condensed Consolidated Financial Statements              6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

Item 3      Quantitative and Qualitative Disclosures About Market Risk        13



Part II     Other Information                                           Page No.
--------------------------------------------------------------------------------

Item 1      Legal Proceedings                                                 14

Item 2      Changes in Securities and Use of Proceeds                         14

Item 5      Other Information                                                 15

Item 6      Exhibits and Reports on Form 8-K                                  15

            Signatures                                                        16

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements


                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                Three Months  Ended March 31,
                                                         2002      2001
                                                -----------------------------
Revenues:
       Services                                        $8,895   $12,807
       Products                                        13,869       710
                                                       ------       ---
Total revenues                                         22,764    13,517

Costs and operating expenses:
      Cost of services                                  3,917     7,017
      Cost of product sales                            10,339     1,080
      Selling, general and administrative               4,924     5,129
                                                        -----     -----

               Total costs and operating               19,180    13,226
                                                       ------    ------
expenses

Income from operations                                  3,584       291


Interest expense                                          137         -
Interest income                                            36       557
                                                           --       ---

Income before taxes                                     3,483       848

Income taxes                                            1,433       356
                                                        -----       ---

Net income                                            $ 2,050     $ 492
                                                      =======     =====

Net income per common share, basic                       $.21      $.07
                                                         ====      ====

Net income per common share, diluted                     $.19      $.07
                                                         ====      ====

Weighted average common shares, basic                   9,653     7,121
                                                        =====     =====

Weighted average common shares, diluted                10,962     7,355
                                                       ======     =====



                             See accompanying notes

                      Curative Health Services, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  March 31,   December 31,
                                                       2002           2001
                                                       ----           ----
                                                (unaudited)
ASSETS

Cash and cash equivalents                           $ 5,518        $12,264
Accounts receivable, net                             25,073         13,139
Deferred tax assets                                   6,846          6,265
Inventory                                            11,398          4,547
Prepaid and other current assets                        783            745
                                                        ---            ---
     Total current assets                            49,618         36,960

Property and equipment, net                           3,650          3,795
Goodwill and intangibles                             84,671         34,787
Other assets                                          5,884          1,385
                                                      -----          -----
     Total assets                                  $143,823        $76,927
                                                   ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                    $15,323        $ 9,249
Accrued expenses                                   17,580           25,186
                                                   --------         ------
     Total current liabilities                       32,903         34,435

Long term liabilities                                10,557          6,000

Stockholders' equity

Common stock                                            115             75
Additional paid in capital                           95,800         34,019
Retained earnings                                     4,448          2,398
                                                      -----          -----

     Total stockholders' equity                     100,363         36,492

     Total liabilities and stockholders' equity    $143,823        $76,927
                                                   ========        =======




                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                             2002     2001
                                                   ----------------------------
OPERATING ACTIVITIES

Net income                                              $   2,050    $    492
Adjustments to reconcile net income to net cash
 used in operating activities
          Equity in operations of investee                     (8)        111
          Depreciation and amortization                       527         579
          Changes in operating assets and liabilities      (9,148)     (3,146)
                                                           -------     -------
NET CASH USED IN OPERATING ACTIVITIES                      (6,579)     (1,964)

INVESTING ACTIVITIES

Notes receivable                                                -       2,200
Acquisition of eBiocare                                         -     (38,535)
Acquisition of Hemophilia Access, Inc.                       (297)          -
Acquisition of Apex Therapeutics, Inc.                    (20,121)          -
Purchase of property and equipment and other                  (33)       (171)
Sales of marketable securities                                  -      26,978
                                                          --------     -------
NET CASH USED IN INVESTING ACTIVITIES                     (20,451)     (9,528)

FINANCING ACTIVITIES
Proceeds from secondary offering                           16,923           -
Stock repurchases                                               -      (1,118)
Proceeds from exercise of stock options                     3,361         264
                                                          --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        20,284        (854)
                                                          --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                      (6,746)    (12,346)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           12,264      19,016
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   5,518   $   6,670
                                                        ==========  ==========
SUPPLEMENTAL INFORMATION
Interest paid                                           $       7   $       -
                                                                =           =

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.


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



                                             Three Months Ended
                                                  March 31,
                                                 2002     2001
                                             ------------------
          Weighted average shares, basic        9,653    7,121

          Effect of dilutive stock options      1,309      234
                                                -----      ---
          Weighted average shares, diluted     10,962    7,355
                                               ======    =====



Note 3. Purchase of Apex Therapeutic Care, Inc.

     On January 27, 2002, the Company entered into an agreement to acquire Apex Therapeutic Care, Inc. ("Apex"), a leading provider of biopharmaceutical products, therapeutic supplies and services to people with hemophilia and related bleeding disorders. Apex is based near Los Angeles, California. The aggregate purchase price for Apex was $60 million. Approximately $40 million of the purchase price was paid in shares of the Company's common stock with the remainder payable in cash and a promissory note. Payment of the promissory note is contingent upon certain business performance criteria, therefore the actual payment amount may be subject to a reduction. The closing of the Apex purchase occurred on February 28, 2002. The acquisition was accounted for as a stock purchase and, therefore, operating results of Apex have been included in the accompanying financial statements from the date of acquisition.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3. Purchase of Apex Therapeutic Care, Inc. (continued)

Purchase price allocations have been completed on a preliminary basis, subject to adjustment. Estimated identifiable intangibles resulting from the acquisition are being amortized over various periods from 3 to 15 years. Unaudited pro forma results of operations for the three months ended March 31, 2001 and 2000, assuming the Apex acquisition had occurred on January 1, 2001 are as follows (in thousands, except per share data):

                                     Three Months Ended March 31,
                                                  2002                2001
                                                  ----               -----
                                  Revenues     $30,914             $35,878
                                                ======              ======
                                  Net income   $ 2,615             $ 1,835
                                                ======              ======
      Net income per share, diluted            $   .21             $   .18
                                                ======              ======

The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisition. The unaudited pro forma operating results include the results of eBiocare.com as if the eBiocare.com, Inc. acquisition had occurred on January 1, 2001.

Note 4. Segment Information

The Company adheres to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Specialty Healthcare Services and Specialty Pharmacy Services. In its Specialty Healthcare Services business unit, the Company contracts with hospitals to manage outpatient Wound Care Center programs. In its Specialty Pharmacy Services business unit, the Company contracts with insurance companies, government and other payors to provide direct to patient distribution of biopharmaceutical drugs. The Company evaluates segment performance based on income from operations. Management estimates that corporate general and administrative expenses allocated to the reportable segments are 60% for Specialty Healthcare Services and 40% for Specialty Pharmacy Services. Intercompany transactions are eliminated to arrive at consolidated totals.

The following table presents the results of operations and total assets of the reportable segments of the Company for the three months ended March 31, 2002 (in thousands):

                          Specialty        Specialty    Eliminating
                             Health         Pharmacy        Entries        Total

Revenues                 $  8,895          $ 13,869     $        -      $ 22,764
                            =====            ======         ======        ======

Income from operations   $  2,204          $  1,380     $        -      $  3,584
                            =====            ======         ======        ======

Total assets             $129,350          $ 16,183     $   (1,710)     $143,823
                         ========           =======         =======      =======

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 5.  Goodwill and other intangible assets.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The following table sets forth the pro forma net income and earnings per share for the current and prior period as if SFAS No. 142 had been adopted in the prior period (in thousands, except per share data):

                                                   2002                  2001
                                                   ----                  ----
            Net income                         $  2,050              $    492

            Add:
            Goodwill & other
            Non-recurring amortization                -                    42
                                                  -----                 -----
            Adjusted net income                $  2,050              $    534
                                                  =====                   ===

            Net income per common share, diluted  $ .19                  $.07


            Add:
            Goodwill & other
            Non-recurring amortization                -                     -
                                                 ------                  -----
            Adjusted net income per common
            Share, diluted                       $  .19                  $.07
                                                 ======                  =====




The impact of the adoption of SFAS No. 142 resulted in an increase of $42,000 of net income for the first quarter of 2001. The increase in net income for the prior period had no effect on net income per common share, diluted. As required under SFAS No. 142, the Company will test its goodwill for impairment. Although the Company has not yet completed the impairment test, the Company does not expect to record an impairment charge in 2002. During the first quarter of 2002, the Company recorded $47 million in goodwill and intangibles related to the acquisition of Apex Therapeutic Care Inc. completed on February 28, 2002.

                Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Changes in Capital Structure.

During the quarter ended March 31, 2002, the Company had the following significant changes is capital structure.

Acquisition of Hemophilia Access, Inc. On January 8, 2002, Curative acquired all of the outstanding shares of Hemophilia Access, Inc. in exchange for 175,824 shares of its common stock.

Private Placement. On February 8, 2002, Curative completed a private placement of 1,059,000 shares of common stock to accredited investors for net proceeds of $16.9 million.

Acquisition of Apex. On February 28, 2002, Curative acquired all of the outstanding shares of Apex Therapeutic Care, Inc. for $60 million. Approximately $40 million of the purchase price was paid in shares of the Company's common stock with the remainder payable in cash and a promissory note. Payment of the promissory note is contingent upon certain business performance criteria, therefore the actual payment amount may be subject to a reduction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
      Curative Health Services, Inc. is a leading disease management company that operates in two business segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy operations, the Company purchases biopharmaceutical drugs from manufacturers and then contracts with insurance companies, government and other payors to provide direct to patient distribution of and education about, and other support services relating to these biopharmaceutical drugs. The Company's Specialty Pharmacy revenues are derived primarily from fees paid by the payors under these contracts for the purchase and distribution of these biopharmaceuticals. In addition, as part of its Specialty Pharmacy operations the Company provides biopharmaceutical product distribution and support services under contract with retail pharmacies for which it receives service fees. The biopharmaceutical drugs distributed by the Company are used by patients with chronic conditions such as hemophilia, hepatitis C, rheumatoid arthritis and multiple sclerosis. The Company contracts with approximately 171 payors and 14 retail pharmacies.

      The Specialty Healthcare Services business unit contracts with hospitals to manage outpatient Wound Care Center programs. These Wound Care Center programs offer a comprehensive range of services that enable the Specialty Healthcare Services business unit to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Specialty Healthcare Services also offers an expanded disease management offering that addresses the diabetic disease state. Specialty Healthcare Services currently operates two types of Wound Care Center contracts with hospitals: a management model and an "under arrangement" model.

      In the management model, Specialty Healthcare Services provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, Specialty Healthcare Services provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent, and Specialty Healthcare Services recruits and trains the physicians and staff associated with the Wound Care Center program.

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

      Trade receivables: Considerable judgment is required in assessing the ultimate realization of receivables including the current financial condition of the customer, age of the receivable, and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due, to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. As of March 31, 2002 the Company's reserves for accounts receivable was approximately 18% of total receivables.

      Inventory: Inventories are carried at the lower of cost or market on a first in, first out basis. Inventory consists of high cost biopharmaceuticals that in many cases require refrigeration or other special handling. As a result inventories are subject to spoilage or shrinkage. On a quarterly basis the Company performs a physical inventory, and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventory balances at March 31, 2002 are correct, there can be no assurances that spoilage or shrinkage reserves will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

      Deferred tax assets: The Company has approximately $6.8 million in deferred tax assets as of March 31, 2002 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event that the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

      Goodwill and intangibles: Goodwill and intangibles consist of the excess of purchase price over the fair value of net tangible and intangible assets acquired, and separately identifiable intangibles such as pharmacy and customer relationships, workforce in place, covenants not to compete, and trademarks. Effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" and is required to analyze its goodwill for impairment on an annual basis. In assessing the recoverability of the Company's goodwill and intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

Results of Operations

Revenues. The Company's revenues for the first quarter of 2002 increased 68 percent to $22.7 million compared to $13.5 million for the first quarter of the prior fiscal year. Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased from $12.8 million in the first quarter of 2001 to $8.9 million in the first quarter of 2002, a decrease of $3.9 million. The revenue decrease is attributable to the operation of 96 wound care centers at the end of the first quarter of 2002 as compared to 119 at the end of the first quarter of the prior fiscal year, as the result of contract terminations and renegotiations. The Company expects to continue contract renegotiations in 2002. Historically, some hospital contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payors. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. Further, the Medicare program implemented a new reimbursement system during 2000 for hospital outpatient services which has reduced reimbursement rates to hospitals. The termination, non-renewal or renegotiations of a material number of management contracts could result in a continued decline in the Company's Specialty Healthcare Services business unit revenue. Product revenues increased from $.7 million in the first quarter of 2001 to $13.9 million in the first quarter of 2002. The $13.2 million increase is attributable to the inclusion of $13.9 million of Specialty Pharmacy Services revenues in 2002 as the result of the acquisitions of eBiocare.com, Inc., Hemophilia Access, Inc. and Apex Therapeutic Care, Inc., offset by a reduction in Specialty Health Services revenues of $.7 million as the result of the elimination of Procuren product sales. For the first quarter of 2002, Product revenues included $11.5 million of hemophilia related products and $2.4 million of other injectable products.

Costs of Services. Costs of services, attributed entirely to the Specialty Healthcare Services business unit, decreased from $7.0 million in the first quarter of 2001 to $3.9 million for the same period in 2002, a decrease of $3.1 million or 44 percent. The decrease is attributable to reduced staffing and operating expenses of approximately $1.3 million related to the operation of 96 programs at the end of the first quarter of 2002 as compared with 119 programs operating at the end of the first quarter 2001, and reduced expenditures of approximately $1.1 million related to Procuren production. Additionally there were 13 fewer under-arrangement programs in operation at the end of the first quarter of 2002 as compared to the same period for 2001 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the first quarter of 2002 this reduction in the number of under-arrangement programs accounted for approximately $1.1 million of the decrease in costs of services. As a percentage of service revenues, costs of services for the first quarter of 2002 was 44 percent compared to 55 percent for the same period in 2001. This improvement is primarily attributable to the reorganization done by the Company in the fourth quarter of 2001.

Cost of product sales. Cost of product sales increased from $1.1 million in the first quarter of 2001 to $10.3 million for the same period in 2002, an increase of $9.2 million. The increase is attributable to the inclusion of Specialty Pharmacy Services cost of sales of $10.3 million in 2002 as the result of the acquisition of eBiocare.com, Inc., Hemophilia Access Inc., and Apex Therapeutic Care, Inc offset by the reduction in Procuren related costs of $1.1 million as the result of the elimination of Procuren sales. As a percentage of product sales, cost of product sales for the first quarter of 2002 was 75 percent compared to 152 percent for the same period in 2001. This improvement is attributable to the inclusion of the Specialty Pharmacy Services cost of product sales and the elimination of Procuren sales.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter decreased from $5.1 million in the first quarter of 2001 to $4.9 million in 2002, a decrease of $.2 million or 4 percent. The reduction is due to a decrease in expenditures related to Specialty Health Services business unit of $1.3 million, the elimination of $.7 million of unusual legal costs associated with the Company's now resolved Department of Justice litigation and the Shareholder lawsuit, which is subject to notice to the class and court approval, offset by the addition of $1.1 million in selling, general and administrative expenses related to the Specialty Pharmacy Services business unit as the result of the acquisitions of eBiocare.com Inc., Hemophilia Access Inc, and Apex Therapeutic Care, Inc. as well as increased costs for corporate staff as a result of the acquisitions. The decrease in Specialty Healthcare Services related expense is primarily attributable to the positions eliminated at the Company during 2001. As a percentage of revenues, selling, general and administrative expenses were 22 percent in the first quarter of 2002, compared to 38 percent for 2001. The improvement is due to the increased revenue base and lower expenses in 2001.

Net Income. Net income was $2.1 million or $0.19 per diluted share in the first quarter of 2002 compared to $.5 million or $0.07 per diluted share in the first quarter of 2001. The increase in earnings of $1.5 million for the first quarter of 2002 is primarily attributable to the inclusion of the Specialty Pharmacy Services business unit results in 2002, the elimination of unusual legal costs as a result of settling the Department of Justice litigation and the Shareholder lawsuit, which is subject to notice to the class and court approval, the elimination of Procuren product sales and the reduction of selling general and administrative costs.

Liquidity and Capital Resources.

Working capital was $16.7 million at March 31, 2002 compared to $2.5 million at December 31, 2001. Total cash and cash equivalents as of March 31, 2002 was $5.5 million and was invested primarily in highly liquid money market funds. The ratio of current assets to current liabilities was 1.1:1 at December 31, 2001 and 1.5:1 at March 31, 2002. The improvement in the Company's working capital and current ratio is primarily attributable to the acquisition of Apex Therapeutic Care, Inc.

Cash flows used in operating activities for the first quarter of 2002 totaled $6.6 million primarily attributable to an increase in accounts receivable, a reduction in accounts payable and accrued expenses, including a $9.0 million payment made during the quarter related to the settlement of the Department of Justice lawsuit. Cash flows used in investing activities totaled $20.5 million primarily attributable to the purchase of Apex Therapeutic Care, Inc. Cash flows provided by financing activities totaled $20.3 million, attributable to proceeds of $16.9 million from the Company's sale of shares in a private placement transaction, and $3.4 million in proceeds from the exercise of stock options.

For the first quarter of 2002, the Company experienced a net increase in accounts receivable of $11.9 million primarily attributable to the purchase of Apex Therapeutic Care, Inc. Accounts receivable days outstanding were 71 days as of March 31, 2002 as compared to 58 days at December 31, 2001. Days outstanding for the Specialty Healthcare Services business was 70 days and for the Specialty Pharmacy Services business 72 days at March 31, 2002.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Pharmacy Services business and Specialty Healthcare Services business, and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, the acquisition of software, computers and equipment related to the Company's management information systems. Additionally the Company has a $7.5 million obligation, payable over four years, to the Department of Justice related to the settlement of its litigation and a $6.5 million obligation related to the settlement of its Shareholder lawsuit. (See Legal Proceedings, Part II Item 1). In January of 2002 the Company entered into $25 million line of credit with Healthcare Business Credit Corporation and in February 2002 the Company sold 1,059,000 shares of common stock in a private placement transaction raising a total of $16.9 million. These transactions were to provide liquidity for both working capital and acquisitions. In January 2002, the Company paid $9 million to the Department of Justice as part of the Company's settlement agreement and in February 2002 used approximately $21 million in cash related to the purchase of Apex. The Company expects that based on its current business plan, its existing cash and cash equivalents and available credit will be sufficient to satisfy its working capital needs at least through June 30, 2003. The effect of inflation risk is considered immaterial.


Health Insurance Portability and Accountability Act

      During 2000 final regulations regarding the protection of the privacy of personal health information, promulgated by the Department of Health and Human Services, were published in the Federal Register. These regulations set the standards for securing patient records and generally prohibit covered entities from using or disclosing protected health information. As a result of these regulations, the Company anticipates expenditures in ensuring patient data kept on computer networks maintained at the Specialty Healthcare Services Wound Care Center programs, Specialty Pharmacy Services operations and corporate offices are in compliance with these regulations. While the Company believes that it will be in compliance by the February 2003 deadline, there can be no assurances that the cost of reaching compliance will not have a material impact on the financial condition of the Company.

Cautionary Statement

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, those described under the heading "Critical Accounting Policies and Estimates" herein, or those described in Exhibit 99 to this Form 10-Q, and other factors described in the Company's future filings with the SEC.


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

Curative Health Services, Inc. and Subsidiaries

Part II.  Other Information

Item 1.   Legal Proceedings

With respect to the Company's legal proceedings previously disclosed, except as described in the next sentence there have been no material developments since the disclosure provided in Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2001. With respect to the eBioCare indemnification litigation, on or about May 2, 2002 the court stayed the litigation with respect to substantially all such claims, pending arbitration of such matters.

Item 2. Changes in Securities and Use of Proceeds

(c)
      Acquisition of Hemophilia Access, Inc. On January 8, 2002, Curative acquired all of the outstanding shares of Hemophilia Access, Inc. in exchange for 175,824 shares of its common stock.

      Private Placement. On February 8, 2002, Curative completed a private placement of 1,059,000 shares of common stock to accredited investors for net proceeds of $16.9 million. U.S. Bancorp Piper Jaffray acted as placement agent for the shares and received a placement fee of approximately $.3 million.

     Acquisition of Apex. On February 28, 2002, Curative acquired all of the outstanding shares of Apex Therapeutic Care, Inc. for $60 million. Approximately $40 million of the purchase price was paid in shares of the Company's common stock with the remainder payable in cash and a promissory note. Payment of the promissory note is contingent upon certain business performance criteria, therefore the actual payment amount may be subject to a reduction.

Each of the issuances and sales of shares of common stock described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Act or Regulation D promulgated thereunder as transactions by the issuer not involving a public offering, where the purchasers represented their intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and received or had access to adequate information about Curative Health Services, Inc.

Item 5. Other Information

The Company has amended its securities trading policy to allow its directors, officers and other "access employees" to implement stock trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. Rule 10b5-1 allows persons who adopt plans to purchase or sell a company's securities, at a time when they are unaware of material, nonpublic information about the company, to purchase or sell those securities according to that plan even if they subsequently come into possession of "inside" information. The Company is aware that its Chairman, Joseph Feshbach, has adopted a Rule10b5-1 plan and anticipates that other Curative directors, officers and access employees may implement trading plans in the future in compliance with the Company's amended trading policy.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 99  Cautionary Statements

(b)   Form 8-K

      Form 8-K dated March 11, 2002, reporting under Item 2 on the acquisition of Apex Therapeutic Care, Inc. on February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2002

                                   Curative Health Services, Inc.
                                  (Registrant)

                                /s/  Joseph Feshbach
                                     -------------------------------------------
                                     Joseph Feshbach
                                     Chief Executive Officer and Chairman



                                /s/  Thomas Axmacher
                                     -------------------------------------------
                                     Thomas Axmacher
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                                                      Exhibit 99

CAUTIONARY STATEMENTS

RISK RELATED TO OUR BUSINESS

If we fail to comply with the terms of our settlement agreement with the government, we could be subject to additional litigation or other governmental actions which would be harmful to our business

On December 28, 2001, we entered into a settlement with the Department of Justice, the United States Attorney for the Southern District of New York, the United States Attorney for the Middle District of Florida and the U.S. Department of Health and Human Services, Office of the Inspector General, in connection with all federal investigations and legal proceedings related to the whistleblower lawsuits previously pending against us in the United States District Court for the Southern District of New York and the United States District Court for the District of Columbia. The focus of the government investigation and resolution was the allegation that we improperly caused our hospital customers to seek reimbursement for a portion of our management fees that included costs related to advertising and marketing activities by our personnel. Under the terms of the settlement, we were released from claims associated with services we provided to hospitals and we agreed to pay the United States a $9 million initial payment, with an additional $7.5 million to be paid over the next four years. Pursuant to the settlement, we will be required to fulfill certain additional obligations, including abiding by a five-year Corporate Integrity Agreement (which incorporates much of our existing compliance program), avoiding violations of law and providing certain information to the Department of Justice from time to time. If we fail or if we are accused of failing to comply with the terms of the settlement we may be subject to additional litigation or other governmental actions. In addition, as part of the settlement, we consented to the entry of a judgment for $28,000,000 against us if we fail to comply with the terms of the settlement.

If the court does not approve the settlement agreement relating to our shareholder litigation the resumption of litigation could be harmful to our business

Subsequent to the disclosure of the Department of Justice action, we and, in some cases, certain of our officers were named in four shareholder lawsuits. All suits were filed in the United States District Court for the Eastern District of New York. The four shareholder lawsuits have been consolidated into one class-action lawsuit. On April 12, 2002, the parties executed a stipulation of settlement which has been submitted to the court for its approval. Under the terms of the proposed settlement, even though we maintained that there was no basis for the imposition of liability, in order to avoid the delay and expense of protracted litigation, we agreed to pay $10.5 million to the class, of which $6.5 million will be paid in common stock, cash or a combination thereof, as determined in Curative's sole discretion within three business days of final approval of settlement by the court. The remaining $4 million will be paid from insurance proceeds. This settlement is subject to notice to the class and court approval.

We are involved in litigation which may harm the value of our business

In addition to the securities litigation described above, we are currently in dispute with some of the former shareholders of eBioCare.com, Inc. over claims by us for indemnification in connection with our acquisition of eBioCare.com, Inc. These claims are for indemnification in an aggregate amount in excess of $3,000,000, which is currently held in escrow, for a breach of certain representations and warranties made by such former shareholders. In response to our indemnification claims, the former shareholders have filed a lawsuit in Superior Court of California, County of Santa Clara, on or about February 1, 2002 against us seeking a declaratory judgment in their favor with respect to certain of our claims, and other remedies including the rescission of our acquisition of eBioCare.com, Inc. Although we believe this lawsuit is groundless and we intend to defend these claims vigorously, an adverse result in this dispute could harm our business.

In addition, in the ordinary course of our business, we are the subject of or party to various lawsuits, including those arising out of services or products provided by or to its operations, personal injury and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position or results of operations.

If we are unable to manage our growth effectively, our business will be harmed

Our growth strategy will likely place a strain on our resources, and if we cannot effectively manage our growth, our business will be harmed. In connection with our growth strategy, we will likely experience a large increase in the number of our employees, the size of our programs and the scope of our operations. Our ability to manage this growth and be successful in the future will depend partly on our ability to retain skilled employees, enhance our management team and improve our management information and financial control systems.

As part of our growth strategy, we continue to evaluate acquisition opportunities. Acquisitions involve many risks, including:

o the specialty pharmacy industry is undergoing consolidation, therefore, we may experience difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms;

o in the industry in which our Specialty Pharmacy Services division operates, customers have a strong affiliation with their community-based representatives; it is sometimes difficult to retain and assimilate the community-based representatives of companies we acquire;

o because of the relationships between community-based representatives and customers, the loss of a single community-based representative may entail the loss of a significant number of customers and we are therefore subject to a significant potential for loss of customers, especially during the periods in which we attempt to integrate newly-acquired businesses;

o a growth strategy that involves significant acquisitions results in a diversion of our management's attention from existing operations;

o intangible assets typically represent a significant portion of the value of specialty pharmacy businesses, therefore any future acquisition may involve increased amortization expense related to such assets and any such increase would decrease our earnings.

We could also be exposed to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities we acquire, such as liability for failure to comply with health care or reimbursement laws.

We may need additional capital to finance our growth and capital requirements, which could prevent us from fully pursuing our growth strategy

In order to implement our present growth strategy we will need substantial capital resources and will incur, from time to time, short- and long-term indebtedness, the terms of which will depend on market and other conditions. Due to uncertainties inherent in the capital markets (e.g., availability of capital, fluctuation of interest rates, etc.), we cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. As a result, we could be unable to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity securities that would reduce the percentage ownership of our then current shareholders.

We could be adversely affected by an impairment of the significant amount of goodwill on our financial statements

Our acquisitions of the specialty pharmacy companies, eBioCare.com, Inc., Hemophilia Access, Inc. and Apex Therapeutic Care, Inc. resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of this goodwill: we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge to our earnings.

Since our growth strategy will likely involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Financial Accounting Standards Board Statement No. 141 such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively affected.

We are highly dependent on our relationships with a limited number of biopharmaceutical and other suppliers and the loss of any of these relationships could significantly affect our ability to sustain or grow our revenues

The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as intra-venous immuno globulin and blood- or blood plasma-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors and their availability has been constrained from time to time. An industry wide recombinant factor VIII product shortage has existed for some time, for various reasons including manufacturers being unable to increase production to meet rising global demand. In 2001, approximately 42%, or $15,000,000, of our revenues derived from our sale of factor VIII. In 2001, we purchased our supplies of blood and blood plasma-related products from five manufacturers, including Baxter Healthcare Corp. and Novo Nordisk Pharmaceuticals, Inc. The Company believes that these five manufacturers represent substantially all of the production capacity for recombinant factor VIII. In the event that one of these suppliers is unable to continue to supply us with product, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability. Our ability to take on additional customers or to acquire other specialty pharmacy businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these manufacturers. Future availability of product is unclear and we are not certain when the manufacturers will return to normal product allocations. If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

If additional providers obtain access to favorably priced products we handle, our business could be harmed

Because we do not receive federal grants under the Public Health Service Act, we are not eligible to participate directly in a federal pricing program administered by the Federal Health Resources and Services Administration's Public Health Service, which allows certain entities with such grants, such as certain hospitals and hemophilia treatment centers, to obtain discounts on drugs, including certain biopharmaceutical products (e.g., hemophilia clotting factor) which products represented 23% of our revenues in 2001. To the best of our information, these entities benefit by being able to acquire, pursuant to this federal program, products competitive with ours at prices lower than our cost for the same products. Our customers, where eligible, may elect to obtain hemophilia clotting factor, or other products, from such lower-cost entities and this would result in a loss of revenue. The Federal Health Resources and Services Administration issued a notice that we expect will broaden the number of eligible Public Health Service entities purchasing Public Health Service-priced hemophilia factor. If the number of hospitals and hemophilia treatment centers eligible to participate in this program increases, the increased competition, especially where such competitors are able to acquire competing products at prices lower than our cost, may harm our business.

Recent investigations into reporting of average wholesale prices could reduce our pricing and margins

Many government payors, including Medicare and Medicaid, as well as some private payors, pay us directly or indirectly based upon the drug's average wholesale price. If a drug's average wholesale price declines, and if we are unable to recoup the full amount of such decline from our customers, we will lose revenues. Biopharmaceutical products, including hemophilia factor, are included as part of this drug reimbursement methodology. In 2001, 43% of our revenue resulted from reimbursements based on the average wholesale price of our products. Average wholesale price for most drugs is compiled and published by private companies such as First DataBank, Inc. Various federal and state government agencies have been investigating whether the reported average wholesale price of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As reported in the Wall Street Journal, there are also several whistleblower lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturer's average wholesale price for a particular drug. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated average wholesale prices of various drugs to First DataBank, which in turn reported these prices to its subscribers including many state Medicaid agencies who then included these average wholesale prices in the state's reimbursement policies. In 2001, Bayer Corporation, an occasional supplier of hemophilia factor to us, agreed to pay $14 million in a settlement with the federal government and 45 states in order to close an investigation regarding these charges. Bayer also entered into a five-year corporate integrity agreement with the government, in which Bayer agreed to provide information on the average sale price of its drugs to the government. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic average wholesale price for a number of the clotting factor and intra-venous immuno globulin products that we sell. Consequently, a number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey. Although the Centers for Medicare and Medicaid Services had also announced that Medicare fiscal agents should calculate the amount that they pay for Medicare claims for certain drugs by using the lower prices on the First DataBank Market Price Survey, the proposal to include clotting factor in the lower Medicare pricing was withdrawn. The Centers for Medicare and Medicaid Services has announced that it will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to a lower average wholesale price pricing for hemophilia factor.

On September 21, 2001, the United States House Subcommittees on Health and Oversight & Investigations held hearings to examine how Medicare reimburses providers for the cost of drugs. In conjunction with that hearing, the United States General Accounting Office issued its Draft Report recommending that Medicare establish payment levels for part-B prescription drugs and their delivery and administration that are more closely related to their costs, and that payments for drugs be set at levels that reflect actual market transaction prices and the likely acquisition costs to providers. More recently, on March 14, 2002, the Senate Finance Committee's Subcommittee on Health conducted a hearing on Medicare drug reimbursement issues, including average wholesale price. This hearing reflects Congress' interest in possibly changing the manner in which the government reimburses providers for drugs.

The government investigations and the changes occurring in the reporting of average wholesale price and its effects on Medicare and Medicaid prices could have a negative effect on our business. For example, if the reduced average wholesale prices published by First DataBank for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have an adverse effect on our business, including reducing the pricing and margins on certain of our products.

Our business would be harmed if demand for our products and services is reduced

Reduced demand for our products and services, in either our Specialty Pharmacy Services or Specialty Healthcare Services businesses, could be caused by a number of circumstances, including:

o     customer shifts to treatment regimens other than those we offer;

o new treatments or methods of delivery of existing drugs that do not require our specialty products and services;

o     the recall of a drug;

o     adverse reactions caused by a drug;

o     the expiration or challenge of a drug patent;

o competing treatment from a new drug, a new use of an existing drug or genetic therapy;

o drug companies cease to develop, supply and generate demand for drugs that are compatible with the services we provide;

o drug companies stop outsourcing the services we provide or fail to support existing drugs or develop new drugs;

o governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services;

o the loss of a managed care or other payor relationship covering a number of high revenue customers;

o     the cure of a disease we service; or

o     the death of a high-revenue customer.

Our business involves risks of professional, product and hazardous substance liability and any inability to obtain adequate insurance may adversely affect our business

The provision of health services entails an inherent risk of professional malpractice, regulatory violations and other similar claims. Claims, suits or complaints relating to health services and products provided by physicians, pharmacists or nurses in connection with our Specialty Healthcare Services and Specialty Pharmacy Services programs may be asserted against us in the future.

Our operations involve the handling of bio-hazardous materials. Our employees, like those of all companies that provide services dealing with human blood specimens, may be exposed to risks of infection from AIDS, hepatitis and other blood-borne diseases if appropriate laboratory practices are not followed. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental infection or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and such liability could harm our business.

Our operations expose us to product and professional liability risks that are inherent in managing the delivery of wound care services, and the provision and marketing of biopharmaceutical products. We currently maintain professional and product liability insurance coverage of $25 million in the aggregate. Because we cannot predict the nature of future claims that may be made, we can not assure you that the coverage limits of our insurance would be adequate to protect us against any potential claims, including claims based upon the transmission of infectious disease, contaminated product or otherwise. In addition, we may not be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

We rely on key community-based representatives whose absence or loss could harm our business

The success of our Special Pharmacy Services division depends upon our ability to retain key employees known as community-based representatives, and the loss of their services could adversely affect our business and prospects. Our community-based representatives are our chief contact and maintain the primary relationship with our customers and the loss of a single community-based representative could result in the loss of a significant number of customers. We do not have key man insurance on any of our community-based representatives. In addition, our success will depend, among other things, upon the successful recruitment and retention of qualified personnel, and we may not be able to retain all of our key management personnel or be successful in recruiting additional replacements should that become necessary.

Our inability to maintain a number of important contractual relationships could adversely affect our operations

Substantially all of the revenues of our Specialty Healthcare Services operations are derived from management contracts with acute care hospitals. At present, we have approximately 100 management contracts. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 2002, the contract terms of 32 of our management contracts will expire, including 14 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During 2001, nine contracts expired without renewal and an additional 31 contracts were terminated prior to their scheduled expiration. Generally, these contracts were terminated by hospitals because of the Specialty Healthcare Services legal action, hospital financial difficulties and Medicare reimbursement changes which reduced hospital revenues. Our continued success is subject to our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

In addition, a portion of the revenues of our Specialty Pharmacy Services operations is derived from contractual relationships with retail pharmacies. Our success is subject to the continuation of these relationships and termination of one or more of these relationships could harm our business.

Our business will suffer if we lose relationships with payors

We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended December 31, 1999, 2000 and 2001 we derived approximately 100%, 100% and 74%, respectively, of our gross patient service revenue from non-governmental payors, none of which individually accounted for more than 10% of our total revenues. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and therefore, due to the uncertainties involved in any bidding process, we may either not be retained or our margins may be adversely affected. The loss of a significant number of payor relationships, or an adverse change in the financial condition of a significant number of payors could result in the loss of a significant number of patients and harm our business.

Changes in reimbursement rates may cause reductions in the revenues of our operations

As a result of the Balanced Budget Act of 1997, the Centers for Medicare and Medicaid Services implemented the Outpatient Prospective Payment System for all hospital outpatient department services furnished to Medicare patients beginning August 2000. Under the system, a predetermined rate is paid to hospitals for clinic services rendered, regardless of the hospital's cost. The new payment system does not provide comparable reimbursement for previously reimbursed services and the payment rates for many services are insufficient for many of our hospital customers, resulting in revenue and income shortfalls for the wound care center operations managed by us on behalf of the hospitals. As a result, during 2000 and 2001, we renegotiated and modified many of our management contracts, which has resulted in reduced revenue and income to us from the modified contracts and in numerous cases contract termination. These renegotiations resulted in reduced revenues of approximately $8.5 million. In addition, we lost approximately $28 million in revenues as the result of contract terminations. At any time during any given year, 10% to 20% of hospital contracts are being renegotiated. We expect that contract renegotiation and modification with many of our hospital customers will continue and this could result in further reduced revenues and income to us from those contracts and even contract terminations. These results could harm our business.

The Wound Care Center programs managed by Specialty Healthcare Services on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare outpatient reimbursement system. With the Outpatient Prospective Payment System, Medicare published criteria for determining when programs may be designated "provider based entities." Although the implementation date for Provider Based Designation Regulations for our managed outpatient programs is October 2002, the regulations continue to be subject to change and further clarification. Specialty Healthcare Services' 11 managed "under arrangement" models, where we employ the clinical and administrative staff that work in the center, are potentially at risk for not meeting the criteria for a "provider based entity." Specialty Healthcare Services has been in discussions with its "under arrangement" hospital customers to convert the programs to a management model. The interpretation and application of these criteria are not entirely clear and there is a risk that some of the programs, in particular the 11 under arrangement models, managed by Specialty Healthcare Services could be found not to be "provider based entities." Although we believe that the programs it manages substantially meet the current criteria to be designated "provider based entities," a widespread denial of such designation would harm our business.

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

We are subject to pricing pressures and other risks involved with commercial payors

Commercial payors, such as managed care organizations and traditional indemnity insurers increasingly are requesting fee structures and other arrangements providing for health care providers to assume all or a portion of the financial risk of providing care. The lowering of reimbursement rates, increasing medical review of bills for services and negotiating for reduced contract rates could harm our business. Pricing pressures by commercial payors may continue and our business may be adversely affected by these trends.

Also, continued growth in managed care and capitated plans have pressured health care providers to find ways of becoming more cost competitive. Managed care organizations have grown substantially in terms of the percentage of the population they cover and in terms of the portion of the health care economy they control. Managed care organizations have continued to consolidate to enhance their ability to influence the delivery of health care services and to exert pressure to control health care costs. A rapid increase in the percentage of revenue derived from managed care payors or under capitated arrangements without a corresponding decrease in our operating costs could harm our business.

There is substantial competition in our industry and we may not be able to compete successfully

The principal competition with our Specialty Healthcare Services business consists of specialty clinics that have been established by some hospitals or physicians. Additionally, there are some private companies which provide wound care services through a hyperbaric oxygen therapy program format. In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with our chronic wound care services. We may not be able to enter into co-marketing arrangements with respect to these products, and we may not be able to compete effectively against such companies in the future. Our Specialty Pharmacy Services business faces competition from other disease management entities, general health care facilities and service providers, pharmaceutical companies, biopharmaceutical companies as well as other competitors. Many of these companies have substantially greater capital resources and marketing staffs and greater experience in commercializing products and services than we have.

If we are unable to effectively adapt to changes in the healthcare industry, our business will be harmed

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, we anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system as well as changes to the Medicare Program's coverage and payments of the drugs and services we provide. It is possible that future legislation enacted by Congress or state legislatures will contain provisions that may harm our business, or may change the operating environment for our targeted customers (including hospitals and managed care organizations). Health care industry participants may react to such legislation or the uncertainty surrounding related proposals by curtailing or deferring expenditures and initiatives, including those relating to our programs and services. It is also possible that future legislation either could result in modifications to the nation's public and private health care insurance systems, or coverage for biopharmaceutical products, which could affect reimbursement policies in a manner adverse to us, or could encourage integration or reorganization of the health care delivery system in a manner that could materially and adversely affect our ability to compete or to continue our operations without substantial changes. Other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, and such legislation may have a negative effect on our business.

Our industry is subject to extensive government regulation and noncompliance by us or our suppliers, our customers or our referral sources could harm our business

The marketing, labeling, dispensing, storage, provision and purchase of drugs, health supplies and health services including the biopharmaceutical products we provide, are extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, our business could be harmed. Our business could also be harmed if the suppliers, customers or referral sources we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation, and have not been addressed by substantive court decisions. The federal government, or states in which we operate, could, in the future, enact more restrictive legislation or interpret existing laws and regulations in a manner that could limit the manner in which we can operate our business and have a negative impact on our business.

There are a number of state and federal laws and regulations that apply to our operations including, but not limited to:

o The federal "anti-kickback law" prohibits the offer or solicitation of remuneration in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws include significant fines, exclusion from participation in the Medicare and Medicaid programs and criminal sanctions. Although some "safe harbor" regulations attempt to clarify when an arrangement will not violate the anti-kickback law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires further analysis of whether the parties violated the anti-kickback law. In addition to the anti-kickback law, many states have adopted similar kickback and/or fee-splitting laws, which can affect the financial relationships we may have with physicians, vendors, other retail pharmacies and patients. The finding of a violation of the federal or one of these state laws could harm our business.

o In 2000, the Department of Health and Human Services issued final regulations implementing the Administrative Simplification provision of HIPAA concerning the maintenance, transmission and security of electronic health information, particularly individually identifiable information. The regulations, when effective, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. As a result of these regulations, we anticipate new expenditures in ensuring that patient data kept on our computer networks are in compliance with these regulations. While we believe that we will be in compliance by the current February 2003 deadline, the cost of reaching compliance may harm our business. Also, failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business.

o The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the "Stark Law," prohibits physician referrals to entities with which the physician or their immediate family members have a "financial relationship." A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

o State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. In addition, in some states, coordination of nursing services for patients could necessitate licensure as a home health agency and/or could necessitate the need to use licensed nurses to provide certain patient directed services. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure or even cease our business in that state.

o Pharmacies (retail, mail-order and wholesale) as well as pharmacists often must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states in order to operate and provide goods and services to residents of those states. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could harm our business.

o Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients or referral sources.

o The federal False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

There is a delay between our performance of services and our reimbursement

The health care industry is characterized by delays that typically range from three to nine months between when services are provided and when the reimbursement or payment for these services is received. This makes working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity. Trends in the industry may further extend the collection period and impact our working capital.

We rely heavily on a limited number of shipping providers, and our business would be harmed if our rates are increased or our providers are unavailable

A significant portion of our revenues result from the sale of drugs we deliver to our patients and a significant amount of our products are shipped by mail, overnight courier or in person through our community based representatives. The costs incurred in shipping are not passed on to our customers and, therefore, changes in these costs directly impact our margins. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. The risks associated with this dependence include:

o     any significant increase in shipping rates;

o     strikes or other service interruptions by these carriers; and

o spoilage of high cost drugs during shipment, since our drugs often require special handling, such as refrigeration.

RISK RELATED TO OUR COMMON STOCK

Possible volatility of stock price in the public market

The market price of our common stock has experienced and may continue to experience substantial volatility. Over the past eight quarters, the market price of our common stock has ranged from a low of $5.06 per share in second quarter of 2000 to a high of $22.40 per share in the first quarter of 2002. Many factors have influenced the common stock price in the past, including fluctuations in our earnings and changes in our financial position, management changes, low trading volume, and negative publicity and uncertainty resulting from the legal actions brought against us. In addition, the securities markets have from time to time experienced significant broad price and volume fluctuations that may be unrelated to the operating performance of particular companies. All of these factors could adversely affect the market price of our common stock.

Provisions of our articles of incorporation and Minnesota law may make it more difficult for you to receive a change-in-control premium Our board's ability to designate and issue up to 10,000,000 shares of preferred stock and issue up to 50,000,000 shares of common stock could adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of our company. If this occurred you could lose the opportunity to receive a premium on the sale of your shares in a change of control transaction. In addition, the Minnesota Business Corporation Act contains provisions that would have the effect of restricting, delaying or preventing altogether certain business combinations with any person who, after this offering becomes an interested stockholder. Interested stockholders include, among others, any person who, together with affiliates and associates, acquires 10% or more of a corporation's voting stock in a transaction which is not approved by a duly constituted committee of the board of the corporation. These provisions could also limit your ability to receive a premium in a change of control transaction.