Form 10-Q
period 2002-06-30
CURATIVE HEALTH SERVICES INC
filed 2002-08-14
CIK 874212

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                -----------------



(Mark One)

     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----------Exchange Act of 1934



For the quarterly period ended June 30, 2002


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



As of August 1, 2002, there were 11,659,094 shares of the Registrant's Common Stock, $.01 par value, outstanding.
==============================================================================

                                      INDEX


Part I     Financial Information                                       Page No.
-------------------------------------------------------------------------------
Item 1     Financial Statements:

           Condensed Consolidated Statements of Operations
                Three and Six Months ended June 30, 2002 and 2001          3

           Condensed Consolidated Balance Sheets
                June 30, 2002 and December 31, 2001                        4

           Condensed Consolidated Statements of Cash Flows
                Six Months ended June 30, 2002 and 2001                    5

           Notes to Condensed Consolidated Financial Statements            6

Item 2     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 11

Item 3     Quantitative and Qualitative Disclosures About Market Risk     17



Part II           Other Information                                    Page No.
-------------------------------------------------------------------------------

Item 1            Legal Proceedings                                       18

Item 2            Changes in Securities and Use of Proceeds               18

Item 4            Submission of Matters to a Vote of Security Holders     19

Item 5            Other Information                                       19

Item 6            Exhibits and Reports on Form 8-K                        19

                  Signatures                                              21

Part I.  Financial Information

Item 1. Financial Statements



                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                Three Months Ended          Six Months Ended
                                                      June 30,                  June 30,
                                                  2002       2001          2002       2001
                                               ---------------------    ---------------------
  Revenues:
    Services                                   $ 8,964      $12,281      $17,859      $25,798
    Products                                    22,956       11,690       36,825       11,690
                                               -------      -------      -------      -------
       Total revenues                           31,920       23,971       54,684       37,488

  Costs and operating expenses:
    Cost of services                             3,976        7,242        8,434       15,339
    Cost of product sales                       16,468        9,931       26,267        9,931
    Selling, general & administrative            6,610        6,633       11,533       11,762
                                               -------      -------      -------      -------
      Total costs and operating expenses        27,054       23,806       46,234       37,032
                                               -------      -------      -------      -------
  Income from operations                         4,866          165        8,450          456

  Interest income                                   17          154           53          711

  Interest expense                                 145            -          282            -
                                               -------      -------      -------      -------
  Income before taxes                            4,738          319        8,221        1,167
                                               -------      -------      -------      -------
  Income taxes                                   1,907          309        3,340          665
                                               -------      -------      -------      -------
  Net income                                   $ 2,831      $    10      $ 4,881      $   502
                                               =======      =======      =======      =======
  Net income per common share, basic           $  0.25      $  0.00      $  0.46      $  0.07
                                               =======      =======      =======      =======
  Net income per common share, diluted         $  0.23      $  0.00      $  0.42      $  0.07
                                               =======      =======      =======      =======
  Weighted average common shares, basic         11,536        7,116       10,582        7,119
                                               =======      =======      =======      =======
  Weighted average common shares, diluted       12,349        7,545       11,608        7,451
                                               =======      =======      =======      =======



                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                             June 30, 2002   December 31, 2001
                                            ----------------------------------
                                             (Unaudited)


   ASSETS

      Cash and cash equivalents               $  2,120           $12,264
      Accounts receivable, net                  25,827            13,139
      Deferred tax assets                        6,711             6,265
      Inventory                                 11,581             4,547
      Prepaid and other current assets           2,730               745
                                              --------           -------
          Total current assets                  48,969            36,960

      Property and equipment, net                3,483             3,795
      Goodwill and intangibles                 106,114            34,787
      Other Assets                               6,146             1,385
                                              --------           -------

          Total assets                        $164,712           $76,927
                                              ========           =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                          $ 16,500           $ 9,249
    Accrued expenses                            16,957            25,186
    Other current liability                      1,617                 -
                                              --------           -------
        Total current liabilities               35,074            34,435


    Long term liabilities                       26,055             6,000

    Stockholders' equity
      Common stock                                 115                75
      Additional paid in capital                96,188            34,019
      Retained earnings                          7,280             2,398
                                              --------           -------
        Total stockholders' equity             103,583            36,492

        Total liabilities and
        stockholders' equity                  $164,712           $76,927
                                              ========           =======









                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                     2002         2001
                                                                                  -------------------------

    OPERATING ACTIVITIES:

    Net income                                                                   $  4,881     $    502
    Adjustments to reconcile net income to net cash
      used in operating activities
        Equity in operations of investee                                              (45)         242
        Depreciation and amortization                                               1,138        1,680
        Changes in operating assets and liabilities                                (8,654)      (4,953)
                                                                                 --------     --------
    NET CASH USED IN OPERATING ACTIVITIES                                          (2,680)      (2,529)

    INVESTING ACTIVITIES:
    Notes receivable                                                                    -        3,190
    Acquisition of eBiocare.com, Inc.                                                   -      (38,657)
    Acquisition of Hemophilia Access, Inc., net of cash acquired                     (307)           -
    Acquisition of Apex Therapeutics, Inc., net of cash acquired                  (20,870)           -
    Acquisition of Infinity Infusion Care, Ltd., net of cash acquired             (17,923)           -
    Purchase of property and equipment and other                                     (330)        (350)
    Sales of marketable securities                                                      -       26,978
                                                                                  --------     --------
    NET CASH USED IN INVESTING ACTIVITIES                                         (39,430)      (8,839)

    FINANCING ACTIVITIES:
    Proceeds from secondary offering, net of fees                                  16,493            -
    Stock repurchases                                                                   -      (1,118)
    Proceeds from exercise of stock options                                         3,856          518
    Borrowing from credit facilities                                               11,617            -
                                                                                 --------     --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            31,966         (600)

    NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (10,144)     (11,968)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               12,264       19,016
                                                                                 --------     --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  2,120     $  7,048
                                                                                 ========     ========

    SUPPLEMENTAL INFORMATION
    Interest paid                                                                $      7     $      -
    Income taxes paid                                                            $  1,273     $     85


                             See accompanying notes

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Basis of Presentation

     The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

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
                                     Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                        2002       2001        2002       2001
                                     --------------------  --------------------
  Weighted average shares,basic        11,536      7,116      10,582      7,119
  Effect of dilutive stock                813        429       1,026        332
                                       ------      -----      ------      -----
  Weighted average shares,diluted      12,349      7,545      11,608      7,451
                                       ======      =====      ======      =====


Note 3.  Purchase of Apex Therapeutic Care, Inc.

     On February 28, 2002, the Company acquired all of the outstanding shares of Apex Therapeutic Care, Inc. ("Apex"), a leading provider of biopharmaceutical products, therapeutic supplies and services to people with hemophilia and related bleeding disorders, for an aggregate purchase price of $60 million. Approximately $40 million of the purchase price was paid in shares of the Company's common stock with the remainder paid in cash and a $5 million promissory note bearing interest at the rate of 4.4 percent per annum and maturing on February 28, 2007. Payment of the promissory note is contingent upon certain business performance criteria; therefore, the actual payment amount may be subject to a reduction. The Company and the former shareholders of Apex amended and restated the promissory note on May 30, 2002, to change the terms relating to the business performance criteria and to add a convertible feature. The amended and restated promissory note is convertible into a maximum of 250,000 shares of the Company's common stock. The operating results of Apex are included in the accompanying financial statements from the date of acquisition. Unaudited pro forma amounts for the six months ended June 30, 2002 and 2001, assuming the Apex acquisition had occurred on January 1, 2001, are as follows (in thousands, except per share data):

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Purchase of Apex Therapeutic Care, Inc. (continued)


                                                Six Months Ended June 30,
                                                    2002         2001
                                                -------------------------
  Revenues                                        $62,834      $72,230
                                                  =======      =======
  Net Income                                      $ 5,852      $ 2,282
                                                  =======      =======
  Net income per share, diluted                   $  0.47      $  0.22
                                                  =======      =======

     The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisition. The unaudited pro forma operating results include the results of eBiocare.com ("eBiocare") as if the eBiocare acquisition, which occurred on March 31, 2001, had occurred on January 1, 2001.

Note 4.  Purchase of Infinity Infusion Care, Inc.

     On June 28, 2002, the Company purchased Infinity Infusion Care, Ltd. ("Infinity"), a Houston, Texas, based distributor of specialty pharmaceuticals and a provider of infusion therapy services. Infinity focuses on the specialty infusion market, primarily in immunoglobulin therapy (prescribed for individuals whose immune systems cannot function sufficiently to fight infectious or inflammatory diseases). The aggregate purchase price was $24 million, which consisted of $18 million in cash and $6 million in promissory notes, which bear interest at a rate of 3 percent per annum, mature on June 28, 2007, and are convertible at a price per share of $16.08 into an aggregate of 373,111 shares of the Company's common stock. The cash portion of the consideration was funded in part by cash on hand and in part by borrowing on the Company's credit lines with Healthcare Business Credit Corporation ("HBCC"). The acquisition was accounted for using the purchase method of accounting, and the accounts of Infinity and related goodwill are included in the condensed consolidated financial statements at June 30, 2002.

Note 5.  Segment Information

     The Company adheres to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Healthcare Services and Specialty Pharmacy Services. In its Specialty Healthcare Services business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs. In its Specialty Pharmacy Services business unit, the Company contracts with insurance companies, government and other payors to provide direct to patient distribution of biopharmaceutical products. The Company evaluates segment performance based on income from operations. Management estimates that corporate general and administrative expenses allocated to the reportable segments are 60% for Specialty Health Services and 40% for Specialty Pharmacy Services. Intercompany transactions are eliminated to arrive at consolidated totals.

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following tables present the results of operations and total assets of the reportable segments of the Company for the three months ended June 30, 2002 and 2001 (in thousands):


                                      For the Three Months Ended
                                             June 30, 2002
                            --------------------------------------------------
                            Specialty    Specialty   Eliminating
                             Health      Pharmacy     Entries         Total
                            --------------------------------------------------
 Revenues                    $ 8,964      $ 22,956            -      $ 31,920
                             =======      ========      =======      ========
 Income from operations      $ 1,682      $  3,184            -      $  4,866
                             =======      ========      =======      ========
 Total assets                $42,741      $118,686      $ 3,285      $164,712
                             =======      ========      =======      ========

                                       For the Three Months Ended
                                               June 30, 2001
                            --------------------------------------------------
                                Specialty   Specialty   Eliminating
                                 Health      Pharmacy     Entries       Total
                            --------------------------------------------------
  Revenues                    $ 12,281       $11,690      $     -       $23,971
                              ========       =======      =======       =======
  Income from operations      $   (360)      $   525      $     -       $   165
                              ========       =======      =======       =======
  Total assets                $ 38,285       $40,505      $(2,456)      $76,334
                              ========       =======      =======       =======

The following tables present the results of operations and total assets of the reportable segments of the Company for the six months ended June 30, 2002 and 2001 (in thousands):

                                       For the Six Months Ended
                                               June 30, 2002
                            --------------------------------------------------
                                Specialty   Specialty   Eliminating
                                 Health      Pharmacy     Entries       Total
                            --------------------------------------------------
  Revenues                    $17,859      $ 36,825      $      -      $ 54,684
                              =======      ========      ========      ========
  Income from operations      $ 3,885      $  4,565      $      -      $  8,450
                              =======      ========      ========      ========
  Total assets                $42,741      $118,686      $  3,285      $164,712
                              =======      ========      ========      ========

                                          For the Six Months Ended
                                               June 30, 2001
                            --------------------------------------------------
                                Specialty   Specialty   Eliminating
                                 Health      Pharmacy     Entries       Total
                            --------------------------------------------------
  Revenues                    $ 25,798       $11,690      $     -       $37,488
                              ========       =======      =======       =======
  Income from operations      $    (69)      $   525      $     -       $   456
                              ========       =======      =======       =======
  Total assets                $ 38,285       $40,505      $(2,456)      $76,334
                              ========       =======      =======       =======

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and specifies criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that purchased goodwill and intangible assets with indefinite useful lives no longer be amortized into results of operations. Instead, goodwill and intangible assets should be tested, at least annually, for impairment and, if necessary, written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. The provisions of each statement were adopted by the Company on January 1, 2002. The following table sets forth the pro forma net income and earnings per share for the current and corresponding prior period as if SFAS No. 142 had been adopted in the prior period (in thousands, except per share data):

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          2002     2001       2002        2001
                                       ------------------    -----------------
  Reported net income                   $2,831      $ 10      $4,881      $502
  Add back:  Goodwill amortization           -       434           -       477
                                        ------      ----      ------      ----
  Adjusted net income                   $2,831      $444      $4,881      $979
                                        ======      ====      ======      ====

  Basic earnings per share:
  Reported net income                   $0.25      $   -      $0.46      $0.07
  Goodwill amortization                     -      $0.06          -      $0.07
                                        -----      -----      -----      -----
  Adjusted net income                   $0.25      $0.06      $0.46      $0.14
                                        =====      =====      =====      =====

  Diluted earnings per share:
  Reported net income                   $0.23      $   -      $0.42      $0.07
  Goodwill amortization                     -      $0.06      $   -      $0.07
                                        -----      -----      -----      -----
  Adjusted net income                   $0.23      $0.06      $0.42      $0.14
                                        =====      =====      =====      =====

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Goodwill and other intangible assets (continued)

     As the Company's acquisitions were accounted for as stock purchases, its goodwill amortization is not tax deductible. Therefore, the impact of the adoption of SFAS No. 142 resulted in an increase in net income of $.4 million and an increase in diluted earnings per share of approximately $0.06 for the three months ended June 30, 2001. For the first six months of 2001, the adoption of SFAS No. 142 resulted in an increase of $.5 million in net income and $0.07 in diluted earnings per share.

     As required under SFAS No. 142, the Company will test its goodwill for impairment. Although the Company has not yet completed the impairment test, the Company does not expect to record an impairment charge in 2002.

Note 7.  Changes in Capital Structure

     During the first six months of 2002, the Company had the following significant changes in capital structure:

     Acquisition of Hemophilia Access, Inc. On January 8, 2002, the Company acquired all of the outstanding shares of Hemophilia Access, Inc. in exchange for 175,824 shares of its common stock, which amounted to approximately $2.4 million, and approximately $.3 million in cash.

     Private Placement. On February 8, 2002, the Company completed a private placement of 1,059,000 shares of common stock to accredited investors for net proceeds of $16.5 million.

     Acquisition of Apex. On February 28, 2002, the Company acquired all of the outstanding shares of Apex Therapeutic Care, Inc. for $60 million. Approximately $40 million of the purchase price was paid in shares of the Company's common stock with the remainder paid in cash and a $5 million promissory note bearing interest at the rate of 4.4 percent per annum and maturing on February 28, 2007. Payment of the promissory note is contingent upon certain business performance criteria; therefore, the actual payment amount may be subject to a reduction. The Company and the former shareholders of Apex amended and restated the promissory note on May 30, 2002, to change the terms relating to the business performance criteria and to add a convertible feature. The amended and restated promissory note is convertible into a maximum of 250,000 shares of the Company's common stock.

     Acquisition of Infinity Infusion Care, Ltd. On June 28, 2002, the Company acquired all of the outstanding partnership interests of Infinity Infusion Care, Ltd. for $24 million which consisted of $18 million in cash and $6 million in promissory notes, which bear interest at a rate of 3 percent per annum, mature on June 28, 2007, and are convertible at a price per share of $16.08 into an aggregate of 373,111 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
     Curative Health Services, Inc. ("Curative" or the "Company") is a leading disease management company that operates in two business segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy operations, the Company purchases biopharmaceutical products from manufacturers and then contracts with insurance companies, government and other payors to provide direct to patient distribution of and education about, and other support services relating to, these biopharmaceutical products. With the purchase of Infinity, the Specialty Pharmacy Services business unit offers, under contracts with payors, infusion therapy services for patients with immune system disorders. The Company's Specialty Pharmacy revenues are derived primarily from fees paid by the payors under these contracts for the purchase and distribution of these biopharmaceuticals and for infusion services provided. In addition, as part of its Specialty Pharmacy operations, the Company provides biopharmaceutical product distribution and support services under contract with retail pharmacies for which it receives service fees. The biopharmaceutical products distributed and the infusion therapies offered by the Company are used by patients with chronic conditions, such as hemophilia, hepatitis C, rheumatoid arthritis, multiple sclerosis, and immune system disorders. The Company contracts with approximately 197 payors and 15 retail pharmacies.

     The Specialty Healthcare Services business unit contracts with hospitals to manage, Wound Care Center(R) programs. These Wound Care Center(R) programs offer a comprehensive range of services that enable the Specialty Healthcare Services business unit to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Specialty Healthcare Services currently operates two types of Wound Care Center(R) programs with hospitals: a management model and an "under arrangement" model.

     In the management model, Specialty Healthcare Services provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, Specialty Healthcare Services provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models physicians remain independent. Specialty Healthcare Services offers assistance in recruiting and provides training in wound care to the physicians and staff associated with the Wound Care Center(R) programs.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangibles, income taxes and revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Trade receivables: Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable, and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances  may be required.  In  circumstances  where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected.  For all other  customers,  the Company has reserves for bad debt based upon the total accounts receivable balance. As of June 30, 2002, the Company's reserves for accounts receivable was approximately 22 percent of total receivables.

     Inventory: Inventories are carried at the lower of cost or market on a first in, first out basis. Inventory consists of high cost biopharmaceuticals that in many cases require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventory balances at June 30, 2002 are reasonably accurate, there can be no assurances that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

     Deferred tax assets: The Company has approximately $6.7 million in deferred tax assets as of June 30, 2002 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event that the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

     Goodwill and intangibles: Goodwill and intangibles consist of the excess of purchase price over the fair value of net tangible and intangible assets acquired, and separately identifiable intangibles such as pharmacy and customer relationships, covenants not to compete, and trademarks. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and is required to analyze its goodwill for impairment on an annual basis. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

Results of Operations

     Revenues. The Company's revenues for the second quarter of 2002 increased 33 percent to $31.9 million compared to $24.0 million for the second quarter of the prior fiscal year. For the first six months of 2002, revenues increased 46 percent to $54.7 million from $37.5 million for the same period in 2001.

     Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased 27 percent to $9.0 million in the second quarter of 2002 from $12.3 million in the second quarter of 2001. For the first six months of 2002, service revenues decreased 31 percent to $17.9 million compared to $25.8 million for the same period in 2001. The service revenues decreases of $3.3 million for the second quarter 2002 and $7.9 million for the first six months of 2002 are attributable to the operation of 96 Wound Care Center (R) programs at the end of the second quarter of 2002 as compared to 112 at the end of the second quarter of the prior fiscal year as the result of contract terminations and renegotiation. At any time during any given year, 10 percent to 20 percent of hospital contracts are being renegotiated. The Company expects to continue contract renegotiations in 2002. Historically, some hospital contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third party payors. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. Further, the Medicare program implemented a new reimbursement system during 2000 for hospital outpatient services which has reduced reimbursement rates to hospitals. The termination, non-renewal or renegotiations of a material number of management contracts could result in a continued decline in the Company's Specialty Healthcare Services business unit revenue.

     Product revenues increased $11.3 million, or 96 percent, to $23.0 million in the second quarter of 2002 from $11.7 million in the second quarter of 2001. The increase in product revenues is primarily attributable to the internal growth of hemophilia patient revenues and the inclusion of the acquisitions of Hemophilia Access, Inc. ("HAI") and Apex in 2002, offset by a reduction in Specialty Healthcare Services revenues of $.9 million as the result of the elimination of Procuren product sales and the elimination of Specialty Pharmacy Services sales related to unprofitable injectable contracts. For the second quarter of 2002, product revenues included $21.1 million of hemophilia related products and $1.8 million of other injectable products. For the first six months of 2002, product revenues increased $25.1 million, or 215 percent, to $36.8 million compared to $11.7 million for the same period in 2001. This increase reflects the internal growth of hemophilia patient related revenues, the inclusion of eBiocare for six months in 2002 versus three months in 2001, as well as the inclusion of the results of HAI and Apex in 2002, offset by a decrease of $1.5 million in eliminated Procuren product sales and a reduction of $4.2 million in Specialty Pharmacy Services unprofitable injectable product sales. For the first six months of 2002, product revenues included $32.6 million of hemophilia related products and $4.3 million of other injectable products.

     Cost of Services. The cost of services, attributed entirely to the Specialty Healthcare Services business unit, decreased $3.2 million, or 44 percent, to $4.0 million in the second quarter of 2002 from $7.2 million in the second quarter of 2001. The decrease is attributable to reduced staffing and operating expenses of approximately $1.0 million related to the operation of 96 programs at the end of the second quarter of 2002 as compared with 112 programs operating at the end of the second quarter 2001. Additionally, there were 11 fewer under-arrangement programs in operation at the end of the second quarter of 2002 as compared to the same period for 2001, at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the second quarter of 2002, this reduction in the number of under-arrangement programs accounted for approximately $.9 million of the decrease in the cost of services. For the first six months of 2002, the cost of services attributed to the Specialty Healthcare Services business unit decreased $6.9 million, or 45 percent, to $8.4 million compared to $15.3 million for the same period in 2001. The decrease is the result of reduced staffing and operating expenses of $2.3 million related to the decrease in the number of programs. Further, the reduction of 11 under-arrangement programs in operation at the end of the first six months of 2002 as compared to the same period for 2001 accounted for approximately $2.0 million of the decrease in costs. As a percentage of service revenues, the cost of services for the second quarter of 2002 was 44 percent compared to 59 percent for the same period in 2001. For the first six months of 2002, the cost of services as a percentage of service revenues was 47 percent compared to 59 percent for the same period in 2001. These improvements are primarily attributable to the reorganization done by the Company in the fourth quarter of 2001.

     Cost of product sales. The cost of product sales increased $6.6 million, or 67 percent to $16.5 million from $9.9 million in the second quarter of 2001. The increase is attributable to the internal growth of hemophilia patient revenues and the HAI and Apex acquisitions in 2002, offset by the reduction in Procuren related costs of $.8 million as the result of the elimination of Procuren sales, and a reduction in sales of Specialty Pharmacy Services unprofitable injectable products. For the first six months of 2002, the cost of product sales increased $16.4 million, or 166 percent, to $26.3 million compared to $9.9 million for the same period in 2001. This increase is due to the Specialty Pharmacy acquisitions in 2002 and the six months of costs related to eBiocare in 2002 versus three months in 2001, offset by the eliminated Procuren related costs of $1.8 million, and a reduction in sales of Specialty Pharmacy Services unprofitable injectable products. As a percentage of product sales, the cost of product sales for the second quarter was 72 percent compared to 85 percent for the same period in 2001. For the first six months of 2002, the cost of product sales as a percentage of product revenues was 71 percent compared to 85 percent for the first six months of 2001. This improvement is attributable to a higher mix of hemophilia related product sales in the Specialty Pharmacy Services business unit and the elimination of Procuren sales.

     Selling, General and Administrative. Selling, general and administrative expenses were flat at $6.6 million for the second quarter 2002 as compared to the same period of 2001. For the first six months of 2002, selling, general and administrative expenses totaled $11.5 million compared to $11.8 million for the same period in 2001, a decrease of $.3 million, or 2 percent. The reduction for the six-month period is attributable to a decrease in expenses related to Specialty Health Services of $1.8 million, offset by an increase of $2.0 million of Specialty Pharmacy Services expenses attributable to the acquisitions and increased costs related to additional corporate staff. As a percentage of revenues, selling, general and administrative expenses were 21 percent in the second quarter of 2002, compared to 28 percent for 2001, and 21 percent for the first six months of 2002 compared to 31 percent for the same period for 2001. The improvement is due to the increased revenue base and lower Specialty Healthcare Services expenses in 2002.

     Net Income. Net income was $2.8 million or $0.23 per diluted share in the second quarter of 2002 compared to $.01 million, or breakeven per diluted share, in the second quarter of 2001. For the first six months of 2002, net income was $4.9 million, or $0.42 per diluted share compared to net income of $0.5 million, or $0.07 per diluted share for the same period in 2001. The increases in earnings of $2.8 million for the second quarter of 2002 and $4.4 million for the first six months of 2002 are primarily attributable to the inclusion of the Specialty Pharmacy Services business unit results in 2002, the elimination of Procuren product sales and the reduction of Specialty Healthcare Services selling general and administrative costs.

Liquidity and Capital Resources.

     Working capital was $13.9 million at June 30, 2002 compared to $2.5 million at December 31, 2001. Total cash and cash equivalents as of June 30, 2002 was $2.1 million and was invested primarily in highly liquid money market funds. The ratio of current assets to current liabilities was 1.4:1 at June 30, 2002 and 1.1:1 at December 31, 2001. The improvement in the Company's working capital and current ratio is primarily attributable to the acquisitions of Apex and HAI in the first quarter of 2002 and the acquisition of Infinity in the second quarter of 2002.

     Cash flows used in operating activities for the six months ended June 30, 2002 totaled $2.7 million primarily attributable to an increase in accounts receivable, a reduction in accounts payable and accrued expenses, including $9.5 million in payments made during the first six months of 2002 related to the settlement of the Department of Justice lawsuit. Cash flows used in investing activities totaled $39.4 million primarily attributable to the purchases of HAI, Apex and Infinity. Cash flows provided by financing activities totaled $32.0 million, attributable to net proceeds of $16.5 million from the Company's sale of shares in a private placement transaction, $3.9 million in proceeds from the exercise of stock options, and $11.6 million in borrowings from the Company's credit facilities.

     For the first six months of 2002, the Company experienced a net increase in accounts receivable of $12.7 million, primarily attributable to the purchases of Apex, HAI and Infinity. Days sales outstanding were 68 days as of June 30, 2002, as compared to 58 days at December 31, 2001. At June 30, 2002, days sales outstanding for the Specialty Healthcare Services business was 61 days and 70 days for the Specialty Pharmacy Services business.

     The Company's longer term cash requirements include working capital for the expansion of its Specialty Pharmacy Services business and Specialty Healthcare Services business, and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. Additionally, as of June 30, 2002, the Company has a $7.0 million obligation, payable over approximately four years, to the Department of Justice related to the settlement of its litigation and a $6.5 million obligation related to the settlement of its Shareholder lawsuit. (See Legal Proceedings, Part II Item 1). In January of 2002, the Company entered into $25 million line of credit with HBCC, and, in February 2002, the Company sold 1,059,000 shares of common stock in a private placement transaction raising a net total of $16.5 million. In addition, in May of 2002, the Company secured a 4-year, $10 million term loan facility with HBCC. These transactions were to provide liquidity for both working capital and acquisitions. The Company paid $9 million in January 2002 to the Department of Justice as part of the Company's settlement agreement, used approximately $21 million in cash related to the purchase of Apex in February 2002, and paid $18 million in cash in connection with the acquisition of Infinity in June 2002. The Company expects that, based on its current business plan, its existing cash and cash equivalents and available credit will be sufficient to satisfy its working capital needs at least through June 30, 2003. The effect of inflation risk is considered immaterial.

Health Insurance Portability and Accountability Act

     During 2000, final regulations regarding the protection of the privacy of personal health information, promulgated by the Department of Health and Human Services, were published in the Federal Register. These regulations set the standards for securing patient records and generally prohibit covered entities from using or disclosing protected health information. As a result of these regulations, the Company anticipates expenditures in ensuring patient data kept on computer networks maintained at the Specialty Healthcare Services Wound Care Center(R) programs, Specialty Pharmacy Services operations and corporate offices are in compliance with these regulations. While the Company believes that it will be in compliance by the February 2003 deadline, there can be no assurances that the cost of reaching compliance will not have a material impact on the financial condition of the Company.

Cautionary Statement

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, those described under the heading, "Critical Accounting Policies and Estimates" herein, or those described in Exhibit 99 to this Form 10-Q, and other factors described in the Company's future filings with the SEC.

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

Curative Health Services, Inc. and Subsidiaries

Part II.    Other Information

Item 1. Legal Proceedings

     With respect to the Company's legal proceedings previously disclosed, except as described in the next sentence, there have been no material developments since the disclosure provided in Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2001. With respect to the eBioCare indemnification litigation, on or about May 2, 2002, the court stayed the litigation with respect to substantially all such claims, pending arbitration of such matters.

     With respect to the shareholder lawsuit previously disclosed, on July 11, 2002, the United States District Court for the Eastern District of New York ordered a final judgment approving the settlement. Pursuant to the terms of the settlement, even though the Company maintained that there was no basis for the imposition of liability, in order to avoid the delay and expense of protracted litigation, the Company made the final payment of $6.5 million in an aggregate of 421,044 shares of the Company's common stock on August 2, 2002 and August 5, 2002. The remaining $4 million was previously paid from insurance proceeds.

Item 2.

Changes in  Securities  and Use of Proceeds

(c)

     Acquisition of Hemophilia Access, Inc. On January 8, 2002, Curative acquired all of the outstanding shares of Hemophilia Access, Inc. in exchange for 175,824 shares of its common stock, which amounted to approximately $2.4 million, and approximately $.3 million in cash.

     Private Placement. On February 8, 2002, Curative completed a private placement of 1,059,000 shares of common stock to accredited investors for net proceeds of $16.5 million. U.S. Bancorp Piper Jaffray acted as placement agent for the shares and received a placement fee of approximately $.4 million.

     Acquisition of Apex. On February 28, 2002, Curative acquired all of the outstanding shares of Apex Therapeutic Care, Inc. for $60 million. Approximately $40 million of the purchase price was paid in shares of the Company's common stock with the remainder paid in cash and a $5 million promissory note bearing interest at the rate of 4.4 percent per annum and maturing on February 28, 2007. Payment of the promissory note is contingent upon certain business performance criteria; therefore, the actual payment amount may be subject to a reduction. The Company and the former shareholders of Apex amended and restated the promissory note on May 30, 2002, to change the terms relating to the business performance criteria and to add a convertible feature. The amended and restated promissory note is convertible into a maximum of 250,000 shares of the Company's common stock.

      Acquisition of Infinity Infusion Care, Ltd. On June 28, 2002, Curative acquired all of the outstanding partnership interests of Infinity Infusion Care, Ltd. for $24 million which consisted of $18 million in cash and $6 million in promissory notes, which bear interest at a rate of 3 percent per annum, mature on June 28, 2007, and are convertible at a price per share of $16.08 into an aggregate of 373,111 shares of the Company's common stock.

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

Item 4.     Submission of Matters to a Vote of Security Holders

     The Company held its 2002 annual meeting of stockholders on May 30, 2002. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the Annual Meeting in person or by proxy the holders of 9,103,823 votes. At the meeting, the stockholders elected all seven members of the Company's Board of Directors to serve for a term of one year.

Elected members of the Board of Directors: (Shares voted affirmative in parenthesis)

                                Affirmative         Withheld/Against

         Paul Auerbach          (9,058,546)              45,277
         Daniel Berce           (9,051,262)              52,561
         Lawrence P. English    (9,051,135)              52,688
         Joseph Feshbach        (9,049,387)              54,436
         Timothy I. Maudlin     (9,051,035)              52,788
         Gerard Moufflet        (9,057,469)              46,354
         John C. Prior          (9,051,142)              52,681

The stockholders approved of the following:

(a) The proposed amendments to the Curative Health Services, Inc. 2000 Stock Incentive Plan. Number of votes for were 6,853,857, against 2,230,489, and 19,477 abstained.

(b) The  proposed   amendments  to  the  Curative  Health   Services,   Inc.
    Non-Employee Director Stock Option Plan. Number of votes for were 7,209,452, against 1,876,309, and 18,062 abstained.

(c) The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors. Number of votes for were 9,084,712, against 14,924, and 4,187 abstained.

Item 5.     Other Information

The Chairman and Chief Executive Officer of the Company, Joseph Feshbach, withdrew his Rule 10b5-1 plan on May 20, 2002.

Lawrence English resigned from the Compensation and Stock Option Committee of the Board of Directors of the Company on June 21, 2002, and was replaced by Dr.Paul Auerbach.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 2.1 Purchase Agreement, dated as of June 10, 2002, by and among
                Curative Health Services, Inc., Infinity Infusion, LLC and Infinity Infusion II, LLC, and IIC GP, LLC, Azar I. Delpassand, Dr. Ebrahim Delpassand, Tara Imani, Maryam Panahi and Yassamin Norouzian (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated June 10, 2002)

   Exhibit 2.2 Amendment No. 1 to Purchase Agreement, dated June 28, 2002, by and among Curative Health Services, Inc., Infinity Infusion, LLC and Infinity Infusion II, LLC and Bijan Imani, as Sellers' Representative on behalf of the Sellers (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 28, 2002)

   Exhibit 10.1 Amended  and  Restated  Loan and  Security  Agreement  by and
                among Curative Health Services, Inc., eBioCare.com, Inc., Hemophilia Access, Inc., Apex Therapeutic Care, Inc. and Healthcare Business Credit Corporation, dated as of May 17, 2002 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated June 10, 2002)

   Exhibit 99  Cautionary Statements

   The Company has excluded from the exhibits filed with this report instruments defining the rights of holders of long-term convertible debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10 percent of its total assets. The Company hereby agrees to furnish a copy of any of these instruments to the SEC upon request.

(b)Form 8-K

   Form 8-K/A dated February 28, 2002 (and filed May 3, 2002), reporting under
   Item 7 on the financial statements of the business acquired. This Form 8-K/A amends the Form 8-K filed with the Securities and Exchange Commission on March 11, 2002.

   Form 8-K dated May 20, 2002, reporting under Item 5 on the securing of a 4 year, $10 million term loan facility with Healthcare Business Credit Corporation. This loan facility is in addition to the $25 million line of credit which was established with Healthcare Business Credit Corporation in January 2002, giving the Company an aggregate $35 million in credit facilities to fund its acquisition strategy and for general operating purposes.

   Form 8-K dated June 10, 2002, reporting under Item 2 on the entering into an agreement to acquire Infinity Infusion Care, Ltd., and reporting under Item 5 on the entering into an Amended and Restated Loan and Security Agreement with Healthcare Business Credit Corporation, consisting of a $25 million revolving credit and a 4 year, $10 million term loan facility.

   Form 8-K dated June 28, 2002, reporting under Item 2 on the acquisition of Infinity Infusion Care, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2002

                                Curative Health Services, Inc.
                               (Registrant)

                               /s/ Joseph Feshbach
                               -------------------
                               Joseph Feshbach
                               Chief Executive Officer and Chairman



                               /s/  Thomas Axmacher
                               --------------------
                               Thomas Axmacher
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                                            Exhibit 99

CAUTIONARY STATEMENTS

RISK RELATED TO OUR BUSINESS

     If we fail to comply with the terms of our settlement agreement with the government, we could be subject to additional litigation or other governmental actions which would be harmful to our business.

     On December 28, 2001, we entered into a settlement with the Department of Justice, the United States Attorney for the Southern District of New York, the United States Attorney for the Middle District of Florida and the U.S. Department of Health and Human Services, Office of the Inspector General, in connection with all federal investigations and legal proceedings related to the whistleblower lawsuits previously pending against us in the United States
District Court for the Southern District of New York and the United States District Court for the District of Columbia. The focus of the government investigation and resolution was the allegation that we improperly caused our hospital customers to seek reimbursement for a portion of our management fees that included costs related to advertising and marketing activities by our personnel. Under the terms of the settlement, we were released from claims associated with services we provided to hospitals and, we agreed to pay the United States a $9 million initial payment, with an additional $7.5 million to be paid over the next four years. Pursuant to the settlement, we will be required to fulfill certain additional obligations, including abiding by a five-year Corporate Integrity Agreement (which incorporates much of our existing compliance program), avoiding violations of law and providing certain information to the Department of Justice from time to time. If we fail or if we are accused of failing to comply with the terms of the settlement, we may be subject to additional litigation or other governmental actions. In addition, as part of the settlement, we consented to the entry of a judgment for $28 million against us if we fail to comply with the terms of the settlement.
We are involved in litigation which may harm the value of our business.

     We are currently in dispute with some of the former shareholders of eBioCare.com, Inc. over claims by us for indemnification in connection with our acquisition of eBioCare.com, Inc. These claims are for indemnification in an aggregate amount in excess of $3 million, which is currently held in escrow, for a breach of certain representations and warranties made by such former shareholders. In response to our indemnification claims, the former shareholders filed a lawsuit in Superior Court of California, County of Santa Clara, on or about January 18, 2002 against us seeking a declaratory judgment in their favor with respect to certain of our claims, and other remedies including the rescission of our acquisition of eBioCare.com, Inc. On or about May 2, 2002, the court stayed the litigation with respect to substantially all such claims, pending arbitration of such matters. Although we believe this lawsuit is groundless and we intend to defend these claims vigorously, an adverse result in this dispute could harm our business.

     In addition, in the ordinary course of our business, we are the subject of or party to various lawsuits, including those arising out of services or products provided by or to our operations, personal injury and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position or results of operations.

If we are unable to manage our growth effectively, our business will be harmed.

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

     As part of our growth strategy, we continue to evaluate acquisition opportunities. Acquisitions involve many risks, including:

o the specialty pharmacy industry is undergoing consolidation; therefore, we may experience difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms;

o in the industry in which our Specialty Pharmacy Services division operates, customers have a strong affiliation with their community-based representatives; it is sometimes difficult to retain and assimilate the community-based representatives of companies we acquire;

o because of the relationships between community-based representatives and customers, the loss of a single community-based representative may entail the loss of a significant number of customers, and we are, therefore, subject to a significant potential for loss of customers, especially during the periods in which we attempt to integrate newly-acquired businesses;

o a growth strategy that involves significant acquisitions results in a diversion of our management's attention from existing operations;

o intangible assets typically represent a significant portion of the value of specialty pharmacy businesses; therefore, any future acquisition may involve increased amortization expense related to such assets and any such increase would decrease our earnings.

 We could also be exposed to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities we acquire, such as liability for failure to comply with health care or reimbursement laws.

We may need additional capital to finance our growth and capital requirements, which could prevent us from fully pursuing our growth strategy.

In order to implement our present growth strategy, we will need substantial capital resources and will incur, from time to time, short- and long-term indebtedness, the terms of which will depend on market and other conditions. Due to uncertainties inherent in the capital markets (e.g., availability of capital, fluctuation of interest rates, etc.), we cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. As a result, we could be unable to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity securities that would reduce the percentage ownership of our then current shareholders.

We could be adversely affected by an impairment of the significant amount of goodwill on our financial statements.

     Our acquisitions of the Specialty Pharmacy companies, eBioCare.com, Inc., Hemophilia Access, Inc., Apex Therapeutic Care, Inc., and Infinity Infusion Care, Ltd. resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of this goodwill. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge to our earnings.

     Since our growth strategy will likely involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Statement of Financial Accounting Standards No. 141 such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively affected.

We are highly dependent on our relationships with a limited number of biopharmaceutical and other suppliers, and the loss of any of these relationships could significantly affect our ability to sustain or grow our revenues.

     The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as intra-venous immunoglobulin and blood or blood plasma-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors, and their availability has been constrained from time to time. The industry wide recombinant factor VIII product shortage has lessened and while supply will increase significantly this year, demand will continue to grow. In 2001, approximately 42 percent, or $15 million, of our revenues derived from our sale of factor VIII. In 2001, we purchased our supplies of blood and blood plasma-related products from five manufacturers, including Baxter Healthcare Corp., Novo Nordisk Pharmaceuticals, Inc., and Wyeth. The Company believes that these five manufacturers represent substantially all of the production capacity for recombinant factor VIII. In the event that one of these suppliers is unable to continue to supply us with products, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability. Our ability to take on additional customers or to acquire other specialty pharmacy businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these manufacturers. If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

If additional providers obtain access to favorably priced products we handle, our business could be harmed.

Because we do not receive  federal  grants under the Public Health  Service
Act, we are not eligible to participate directly in a federal pricing program administered by the Federal Health Resources and Services Administration's Public Health Service, which allows certain entities with such grants, such as certain hospitals and hemophilia treatment centers, to obtain discounts on drugs, including certain biopharmaceutical products (e.g., hemophilia clotting factor) which products represented 23 percent of our revenues in 2001. To the best of our information, these entities benefit by being able to acquire, pursuant to this federal program, products competitive with ours at prices lower than our cost for the same products. Our customers, where eligible, may elect to obtain hemophilia clotting factor, or other products, from such lower-cost entities and this would result in a loss of revenue.

Recent investigations into reporting of average wholesale prices could reduce our pricing and margins.

     Many government payors, including Medicare and Medicaid, as well as some private payors, pay us directly or indirectly based upon the drug's average wholesale price. If a drug's average wholesale price declines, and if we are unable to recoup the full amount of such decline from our customers, we will lose revenues. Biopharmaceutical products, including hemophilia factor, are included as part of this drug reimbursement methodology. In 2001, 43 percent of our revenues resulted from reimbursements based on the average wholesale price of our products. Average wholesale price for most drugs is compiled and published by private companies such as First DataBank, Inc. Various federal and state government agencies have been investigating whether the reported average wholesale price of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As reported in the Wall Street Journal, there are also several whistleblower lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturer's average wholesale price for a particular drug. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated average wholesale prices of various drugs to First DataBank, which in turn reported these prices to its subscribers including many state Medicaid agencies who then included these average wholesale prices in the state's reimbursement policies. In 2001, Bayer Corporation, an occasional supplier of hemophilia factor to us, agreed to pay $14 million in a settlement with the federal government and 45 states in order to close an investigation regarding these charges. Bayer also entered into a five-year corporate integrity agreement with the government, in which Bayer agreed to provide information on the average sale price of its drugs to the government. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic average wholesale price for a number of the clotting factor and intra-venous immunoglobulin products that we sell. Consequently, a number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey. Although the Centers for Medicare and Medicaid Services had also announced that Medicare fiscal agents should calculate the amount that they pay for Medicare claims for certain drugs by using the lower prices on the First DataBank Market Price Survey, the proposal to include clotting factor in the lower Medicare pricing was withdrawn. The Centers for Medicare and Medicaid Services has announced that it will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to a lower average wholesale price pricing for hemophilia factor.

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

Our business would be harmed if demand for our products and services is reduced.

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

o     the cure of a disease we service; or

o     the death of a high-revenue customer.

Our business involves risks of professional, product and hazardous substance liability, and any inability to obtain adequate insurance may adversely affect our business.

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

     Our operations expose us to product and professional liability risks that are inherent in managing the delivery of wound care services and the provision and marketing of biopharmaceutical products. We currently maintain professional and product liability insurance coverage of $25 million in the aggregate. Because we cannot predict the nature of future claims that may be made, we can not assure you that the coverage limits of our insurance would be adequate to protect us against any potential claims, including claims based upon the transmission of infectious disease, contaminated product or otherwise. In addition, we may not be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

We rely on key community-based representatives whose absence or loss could harm our business.

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

Our inability to maintain a number of important contractual relationships could adversely affect our operations.

     Substantially all of the revenues of our Specialty Healthcare Services operations are derived from management contracts with acute care hospitals. At present, we have approximately 100 management contracts. The contracts generally have initial terms of three to five years, and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 2002, the contract terms of 32 of our management contracts will expire, including 14 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During 2001, nine contracts expired without renewal, and an additional 31 contracts were terminated prior to their scheduled expiration. Generally, these contracts were terminated by hospitals because of the Specialty Healthcare Services legal action, hospital financial difficulties and Medicare reimbursement changes which reduced hospital revenues. Our continued success is subject to our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

In addition, a portion of the revenues of our Specialty Pharmacy Services operations is derived from contractual relationships with retail pharmacies. Our success is subject to the continuation of these relationships, and termination of one or more of these relationships could harm our business.

Our business will suffer if we lose relationships with payors.

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended December 31, 2001, 2000 and 1999, we derived approximately 74 percent, 100 percent, and 100 percent, respectively, of our gross patient service revenue from non-governmental payors, none of which individually accounted for more than 10% of our total revenues. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and, therefore, due to the uncertainties involved in any bidding process, we may either not be retained or our margins may be adversely affected. The loss of a significant number of payor relationships, or an adverse change in the financial condition of a significant number of payors could result in the loss of a significant number of patients and harm our business.

Changes in reimbursement rates may cause reductions in the revenues of our operations.

     As a result of the Balanced Budget Act of 1997, the Centers for Medicare and Medicaid Services implemented the Outpatient Prospective Payment System for all hospital outpatient department services furnished to Medicare patients beginning August 2000. Under the system, a predetermined rate is paid to hospitals for clinic services rendered, regardless of the hospital's cost. The new payment system does not provide comparable reimbursement for previously reimbursed services, and the payment rates for many services are insufficient for many of our hospital customers, resulting in revenue and income shortfalls for the Wound Care Center(R) programs managed by us on behalf of the hospitals. As a result, during 2001 and 2000, we renegotiated and modified many of our management contracts, which has resulted in reduced revenue and income to us from the modified contracts and, in numerous cases, contract termination. These renegotiations resulted in reduced revenues of approximately $8.5 million. In addition, we lost approximately $28 million in revenues as the result of contract terminations. At any time during any given year, 10 percent to 20 percent of hospital contracts are being renegotiated. We expect that contract renegotiation and modification with many of our hospital customers will continue, and this could result in further reduced revenues and income to us from those contracts and even contract terminations. These results could harm our business.

     The Wound Care Center(R) programs managed by Specialty Healthcare Services on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare outpatient reimbursement system. With the Outpatient Prospective Payment System, Medicare published criteria for determining when programs may be designated "provider based entities." Although the implementation date for Provider Based Designation Regulations for our managed outpatient programs is October 2002, the regulations continue to be subject to change and further clarification. Specialty Healthcare Services' 10 managed "under arrangement" models, where we employ the clinical and administrative staff that work in the center, are potentially at risk for not meeting the criteria for a "provider based entity." Specialty Healthcare Services has been in discussions with its "under arrangement" hospital customers to convert the programs to a management model. The interpretation and application of these criteria are not entirely clear, and there is a risk that some of the programs, in particular the 10 under arrangement models, managed by Specialty Healthcare Services could be found not to be "provider based entities." Although we believe that the programs it manages substantially meet the current criteria to be designated "provider based entities," a widespread denial of such designation would harm our business.

The profitability of our Specialty Pharmacy Services operations depends in large part on the reimbursement we receive from third-party payors. In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs, and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement. If these trends continue, they could harm our business. The profitability of our specialty pharmacy operations also depends, indirectly, on reimbursement from third-party payors because our customers seek reimbursement from third-party payors for the cost of drugs and related medical supplies that we distribute. Changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare, Medicaid and other federally funded programs, could reduce the amounts reimbursed to these customers for our products and, in turn, the amount these customers would be willing to pay for our products and services. In addition, where we have direct relationships with payors, changes in their reimbursement policies may reduce amounts payable directly to us by such payors. Changes in those reimbursement policies could affect our customers, which in turn could harm our business.

We are subject to pricing pressures and other risks involved with commercial payors.

Commercial payors, such as managed care organizations and traditional indemnity insurers, increasingly are requesting fee structures and other arrangements providing for health care providers to assume all or a portion of the financial risk of providing care. The lowering of reimbursement rates, increasing medical review of bills for services and negotiating for reduced contract rates could harm our business. Pricing pressures by commercial payors may continue, and our business may be adversely affected by these trends.

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

There is substantial competition in our industry, and we may not be able to compete successfully.

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

If we are unable to effectively adapt to changes in the healthcare industry, our business will be harmed.

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

Our industry is subject to extensive government regulation, and noncompliance by us or our suppliers, our customers or our referral sources could harm our business.

     The marketing, labeling, dispensing, storage, provision and purchase of drugs, health supplies and health services including the biopharmaceutical products we provide, are extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, our business could be harmed. Our business could also be harmed if the suppliers, customers or referral sources we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation and have not been addressed by substantive court decisions. The federal government, or states in which we operate, could, in the future, enact more restrictive legislation or interpret existing laws and regulations in a manner that could limit the manner in which we can operate our business and have a negative impact on our business.

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

o In 2000, the Department of Health and Human Services issued final regulations implementing the Administrative Simplification provision of HIPAA concerning the maintenance, transmission and security of electronic health information, particularly individually identifiable information. The regulations, when effective, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. As a result of these regulations, we anticipate new expenditures in ensuring that patient data kept on our computer networks are in compliance with these regulations. While we believe that we will be in compliance by the current February 2003 deadline, the cost of reaching compliance may harm our business. Also, failure to comply with these regulations or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business.

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

o Pharmacies (retail, mail-order and wholesale) as well as pharmacists often must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states in order to operate and provide goods and services to residents of those states. If we are unable to maintain our licenses, or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could harm our business.

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

There is a delay between our performance of services and our reimbursement.

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

We rely heavily on a limited number of shipping providers, and our business would be harmed if our rates are increased or our providers are unavailable.

     A significant portion of our revenues result from the sale of drugs we deliver to our patients, and a significant amount of our products are shipped by mail, overnight courier or in person through our community based representatives. The costs incurred in shipping are not passed on to our customers and, therefore, changes in these costs directly impact our margins. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. The risks associated with this dependence include:

o     any significant increase in shipping rates;

o     strikes or other service interruptions by these carriers; and

o spoilage of high cost drugs during shipment, since our drugs often require special handling, such as refrigeration.




RISK RELATED TO OUR COMMON STOCK

Possible volatility of stock price in the public market.

The market price of our common stock has experienced, and may continue to experience, substantial volatility. Over the past eight quarters, the market price of our common stock has ranged from a low of $5.06 per share in the third quarter of 2000 to a high of $22.75 in the first quarter of 2002. Many factors have influenced the common stock price in the past, including fluctuations in our earnings and changes in our financial position, management changes, low trading volume, and negative publicity and uncertainty resulting from the legal actions brought against us. In addition, the securities markets have, from time to time, experienced significant broad price and volume fluctuations that may be unrelated to the operating performance of particular companies. All of these factors could adversely affect the market price of our common stock.

Provisions of our articles of incorporation and Minnesota law may make it more difficult for you to receive a change-in-control premium.

Our Board's ability to designate and issue up to 10 million shares of preferred stock and issue up to 50 million shares of common stock could adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of our company. If this occurred, you could lose the opportunity to receive a premium on the sale of your shares in a change of control transaction.

In  addition,  the  Minnesota
Business Corporation Act contains provisions that would have the effect of restricting, delaying or preventing altogether certain business combinations with any person who becomes an interested stockholder. Interested stockholders include, among others, any person who, together with affiliates and associates, acquires 10 percent or more of a corporation's voting stock in a transaction which is not approved by a duly constituted committee of the Board of the corporation. These provisions could also limit your ability to receive a premium in a change of control transaction.