Form 10-Q/A
period 2002-06-30
CURATIVE HEALTH SERVICES INC
filed 2002-08-15
CIK 874212

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                -----------------


                                   FORM 10-Q/A
                                  Amendment to

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

                                      INDEX


Part I     Financial Information                                       Page No.
-------------------------------------------------------------------------------
Item 1     Financial Statements:

           Condensed Consolidated Statements of Operations
                Three and Six Months ended June 30, 2002 and 2001          3

           Condensed Consolidated Balance Sheets
                June 30, 2002 and December 31, 2001                        4

           Condensed Consolidated Statements of Cash Flows
                Six Months ended June 30, 2002 and 2001                    5

           Notes to Condensed Consolidated Financial Statements            6

Item 2     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 11

Item 3     Quantitative and Qualitative Disclosures About Market Risk     16



Part II           Other Information                                    Page No.
-------------------------------------------------------------------------------

Item 1            Legal Proceedings                                       17

Item 2            Changes in Securities and Use of Proceeds               17

Item 4            Submission of Matters to a Vote of Security Holders     17

Item 5            Other Information                                       18

Item 6            Exhibits and Reports on Form 8-K                        18

                  Signatures                                              20

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

Note 5.  Segment Information

     The Company adheres to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Healthcare Services and Specialty Pharmacy Services. In its Specialty Healthcare Services business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs. In its Specialty Pharmacy Services business unit, the Company contracts with insurance companies, government and other payors to provide direct to patient distribution of biopharmaceutical products. The Company evaluates segment performance based on income from operations. Management estimates that corporate general and administrative expenses allocated to the reportable segments are 60 percent for Specialty Health Services and 40 percent for Specialty Pharmacy Services. Intercompany transactions are eliminated to arrive at consolidated totals.

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Segment Information (continued)

The following tables present the results of operations and total assets of the reportable segments of the Company for the three months ended June 30, 2002 and 2001 (in thousands):


                                      For the Three Months Ended
                                             June 30, 2002
                            --------------------------------------------------
                            Specialty    Specialty   Eliminating
                             Health      Pharmacy     Entries         Total
                            --------------------------------------------------
 Revenues                    $ 8,964      $ 22,956      $     -      $ 31,920
                             =======      ========      =======      ========
 Income from operations      $ 1,682      $  3,184      $     -      $  4,866
                             =======      ========      =======      ========
 Total assets                $42,741      $118,686      $ 3,285      $164,712
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

     The following table sets forth the pro forma net income and earnings per share for the current and corresponding prior period as if SFAS No. 142 had been adopted in the prior period (in thousands, except per share data):

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          2002     2001       2002        2001
                                       ------------------    -----------------
  Reported net income                   $2,831      $ 10      $4,881      $502
  Add back:  Goodwill amortization           -       434           -       477
                                        ------      ----      ------      ----
  Adjusted net income                   $2,831      $444      $4,881      $979
                                        ======      ====      ======      ====

  Basic earnings per share:
  Reported net income                   $0.25      $   -      $0.46      $0.07
  Goodwill amortization                     -       0.06          -       0.07
                                        -----      -----      -----      -----
  Adjusted net income                   $0.25      $0.06      $0.46      $0.14
                                        =====      =====      =====      =====

  Diluted earnings per share:
  Reported net income                   $0.23      $   -      $0.42      $0.07
  Goodwill amortization                     -       0.06          -       0.07
                                        -----      -----      -----      -----
  Adjusted net income                   $0.23      $0.06      $0.42      $0.14
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

     The Specialty Healthcare Services business unit contracts with hospitals to manage Wound Care Center(R) programs. These Wound Care Center(R) programs offer a comprehensive range of services that enable the Specialty Healthcare Services business unit to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Specialty Healthcare Services currently operates two types of Wound Care Center(R) programs with hospitals: a management model and an "under arrangement" model.

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

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 2.1 Purchase Agreement, dated as of June 10, 2002, by and among
                Curative Health Services, Inc., Infinity Infusion, LLC and Infinity Infusion II, LLC, and IIC GP, LLC, Azar I. Delpassand, Dr. Ebrahim Delpassand, Tara Imani, Maryam Panahi and Yassamin Norouzian (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated June 10, 2002)

   Exhibit 2.2 Amendment No. 1 to Purchase Agreement, dated June 28, 2002, by and among Curative Health Services, Inc., Infinity Infusion, LLC and Infinity Infusion II, LLC and Bijan Imani, as Sellers' Representative on behalf of the Sellers (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 28, 2002)

   Exhibit 10.1 Amended  and  Restated  Loan and  Security  Agreement  by and
                among Curative Health Services, Inc., eBioCare.com, Inc., Hemophilia Access, Inc., Apex Therapeutic Care, Inc. and Healthcare Business Credit Corporation, dated as of May 17, 2002 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated June 10, 2002)

   Exhibit 99.1  Cautionary Statements

   Exhibit 99.2 Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   Exhibit 99.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                                   Exhibit 99.1

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

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended December 31, 2001, 2000 and 1999, we derived approximately 74 percent, 100 percent, and 100 percent, respectively, of our gross patient service revenue from non-governmental payors, none of which individually accounted for more than 10 percent of our total revenues. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and, therefore, due to the uncertainties involved in any bidding process, we may either not be retained or our margins may be adversely affected. The loss of a significant number of payor relationships, or an adverse change in the financial condition of a significant number of payors could result in the loss of a significant number of patients and harm our business.

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

                                                                Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Curative Health Services, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Feshbach, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                 /s/Joseph Feshbach
                                 -----------------------------------------------
                                    Joseph Feshbach
                                    Chief Executive Officer
                                    August 13, 2002

                                                                  Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Curative Health Services, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Axmacher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                 /s/Thomas Axmacher
                                 -----------------------------------------------
                                    Thomas Axmacher
                                    Chief Financial Officer
                                    August 13, 2002