Form 10-Q
period 2002-09-30
CURATIVE HEALTH SERVICES INC
filed 2002-11-15
CIK 874212

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------
                                    FORM 10-Q
                                -----------------
(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------
Exchange Act of 1934


For the quarterly period ended September 30, 2002

                                       OR

         Transition report pursuant to Section 13 or 15 (d) of the Securities
-------
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


                      -------------------------------------




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes X   No
                                               ---    ---

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): Yes X   No
                                               ---    ---


    As of November 1, 2002, there were 11,988,795 shares of the Registrant's Common Stock, $.01 par value, outstanding.
================================================================================

                                      INDEX



Part I    Financial Information                                       Page No.
-------------------------------------------------------------------------------

Item 1    Financial Statements:


          Condensed Consolidated Statements of Operations
             Three and Nine Months ended September 30, 2002 and 2001     3


          Condensed Consolidated Balance Sheets
             September 30, 2002 and December 31, 2001                    4


          Condensed Consolidated Statements of Cash Flows
             Nine Months ended September 30, 2002 and 2001               5


          Notes to Condensed Consolidated Financial Statements           6


Item 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  12



Item 3    Quantitative and Qualitative Disclosures About Market Risk    18



Item 4    Controls and Procedures                                       18


Part II   Other Information                                           Page No.
--------------------------------------------------------------------------------

Item 1    Legal Proceedings                                             19


Item 2    Changes in Securities and Use of Proceeds                     19


Item 5    Other Information                                             19


Item 6    Exhibits and Reports on Form 8-K                              19

          Signatures                                                    21

Part I     Financial Information
--------------------------------

Item 1     Financial Statements


                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                          2002         2001  2002         2001
                                        -------------------- -------------------
Revenues:
   Products                               $28,025   $12,827   $64,849   $26,037
   Services                                 8,826    10,937    26,686    35,215
                                          -------   -------   -------   -------
        Total revenues                     36,851    23,764    91,535    61,252

Costs and operating expenses:
   Cost of product sales                   19,310    10,889    46,118    22,656
   Cost of services                         3,562     6,018    11,455    19,521
   Selling, general & administrative        7,086     6,502    18,619    18,264
                                          -------   -------   -------   -------
     Total costs and operating expenses    29,958    23,409    76,192    60,441
                                          -------   -------   -------   -------

Income from operations                      6,893       355    15,343       811


Interest income                                 4        55        57       766


Interest expense                              393         -       675         -
                                          -------   -------   -------   -------


Income before taxes                         6,504       410    14,725     1,577


Income taxes                                2,570       234     5,910       899
                                          -------   -------   -------   -------


Net income                                $ 3,934   $   176   $ 8,815   $   678
                                          =======   =======   =======   =======


Net income per common share, basic        $  0.33   $  0.02   $  0.79   $  0.09
                                          =======   =======   =======   =======


Net income per common share, diluted      $  0.31   $  0.02   $  0.73   $  0.08
                                          =======   =======   =======   =======

Weighted average common shares, basic      11,869     7,186    11,098     7,141
                                          =======   =======   =======   =======

Weighted average common shares, diluted    12,726     8,149    12,117     8,133
                                          =======   =======   =======   =======





                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                           (Unaudited)
                                       September 30, 2002    December 31, 2001
                                       -------------------  -------------------
ASSETS



Cash and cash equivalents                      $  7,601            12,264
Accounts receivable, net                         27,251            13,139
Deferred tax assets                               6,711             6,265
Inventory                                         8,539             4,547
Prepaids and other assets                         2,990               745
                                               --------           -------
   Total current assets                          53,092            36,960


Property and equipment, net                       3,310             3,795
Intangibles subject to amortization, net          1,963               550
Goodwill                                        106,698            34,237
Other assets                                      4,233             1,385
                                               --------           -------

   Total assets                                $169,296           $76,927
                                               ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY



Accounts payable                               $ 18,574           $ 9,249
Accrued expenses                                  9,017            14,686
Current portion of long-term liabilities          4,504            10,500
                                                --------          -------
   Total current liabilities                     32,095            34,435


Long-term liabilities                            23,113             6,000

Stockholders' equity
  Common stock                                      120                75
  Additional paid in capital                    102,755            34,019
  Retained earnings                              11,213             2,398
                                               --------           -------
   Total stockholders' equity                    14,088            36,492
                                               --------           -------

   Total liabilities and stockholders' equity  $169,296           $76,927
                                               ========           =======







                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                 Nine Months Ended September 30,
                                                       2002            2001
                                                --------------------------------


OPERATING ACTIVITIES:

Net income                                            $  8,815     $    678
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
        Equity in operations of investee                  (168)         290
        Depreciation and amortization                    1,639        2,806
        Changes in operating assets and liabilities     (6,160)      (7,353)
                                                       --------     --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      4,126       (3,579)

INVESTING ACTIVITIES:

Notes receivable                                             -        3,683
Specialty Pharmacy acquisitions, net of cash acquired  (38,873)     (38,648)
Purchase of property and equipment and other              (616)        (439)
Sales of marketable securities                               -       26,482
                                                       --------     --------

NET CASH USED IN INVESTING ACTIVITIES                  (39,489)      (8,922)

FINANCING ACTIVITIES:

Proceeds from private placement, net of fees            16,462            -
Stock repurchases                                            -       (1,118)
Exercise of Stock Options                                4,238          778
Borrowing from credit facilities                        10,000            -
                                                      --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     30,700         (340)
                                                       --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (4,663)     (12,841)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        12,264       19,016
                                                      --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  7,601     $  6,175
                                                      ========     ========

SUPPLEMENTAL INFORMATION

Interest paid                                         $    352     $      -
                                                      ========     ========
Income taxes paid                                     $  1,501     $    150
                                                      ========     ========







                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year classifications. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

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


                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------    -------------------
                                      2002        2001       2002        2001
                                     ------      ------     ------      ------
Weighted average shares, basic       11,869      7,186      11,098      7,141
Effect of dilutive stock options        857        963       1,019        992
                                     ------      -----      ------      -----
Weighted average shares, diluted     12,726      8,149      12,117      8,133
                                     ======      =====      ======      =====


Note 3.    Purchases of Apex Therapeutic Care, Inc. and
             Infinity Infusion Care, Inc.

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

On June 28, 2002, the Company purchased Infinity Infusion Care, Ltd. ("Infinity"), a Houston, Texas, based distributor of specialty pharmaceuticals and a provider of infusion therapy services. Infinity focuses on the specialty infusion market, primarily in immunoglobulin therapy (prescribed for individuals

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


whose immune systems cannot function sufficiently to fight infectious or inflammatory diseases). The aggregate purchase price was $24 million, which consisted of $18 million in cash and $6 million in promissory notes, which bear interest at a rate of 3 percent per annum, mature on June 28, 2007, and are convertible at a price per share of $16.08 into an aggregate of 373,111 shares of the Company's common stock. The cash portion of the consideration was funded in part by cash on hand and in part by borrowing from the Company's commercial lender.

The acquisitions of Apex and Infinity (the "Specialty Pharmacy acquisitions") were accounted for using the purchase method of accounting. The accounts of Apex and Infinity and related goodwill are included in the accompanying condensed consolidated balance sheets. The operating results of Apex and Infinity are included in the accompanying condensed consolidated statements of operations from the dates of acquisition.

Unaudited pro forma amounts for the three and nine months ended September 30, 2002 and 2001, assuming the Specialty Pharmacy acquisitions had occurred on January 1, 2001, are as follows (in thousands, except per share data):

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                 2002         2001        2002           2001
                              ----------------------   ------------------------

Revenues                       $ 36,851    $ 40,257    $ 105,117    $ 117,717
                               ========    ========    =========    =========
Net income                     $  3,934    $  2,021    $  11,167    $   5,874
                               ========    ========    =========    =========
Net income per share, diluted  $   0.31    $   0.22    $    0.88    $    0.53
                               ========    ========    =========    =========

The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisitions. The unaudited pro forma operating results include the results of eBioCare.com, Inc. ("eBioCare") as if the eBioCare acquisition, which occurred on March 31, 2001, had occurred on January 1, 2001.

Note 4.    Segment Information

The Company adheres to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Healthcare Services and Specialty Pharmacy Services. In its Specialty Healthcare Services business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs. In its Specialty Pharmacy Services business unit, the Company contracts with insurance companies, government and other payors to provide direct to patient distribution of biopharmaceutical products. The Company evaluates segment performance based on income from operations. Management estimates that corporate general and administrative expenses allocated to the reportable segments are 47 percent for Specialty Health Services and 53 percent for Specialty Pharmacy Services. Intercompany transactions are eliminated to arrive at consolidated totals.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4.    Segment Information (continued)

The following tables present the results of operations and total assets of the reportable segments of the Company for the three and nine months ended September 30, 2002 and 2001 (in thousands):


                               For the three months ended September 30, 2002
                      ---------------------------------------------------------
                          Specialty      Specialty     Eliminating
                         Healthcare      Pharmacy        Entries        Total
                      ---------------------------------------------------------
Revenues                 $  8,826       $  28,025      $      -       $  36,851
                         ========       =========      ========       =========
Income from operations   $  2,395       $   4,498      $      -       $   6,893
                         ========       =========      ========       =========
Total assets             $ 39,010       $ 123,026      $  7,260       $ 169,296
                         ========       =========      ========       =========


                               For the three months ended September 30, 2001
                      ---------------------------------------------------------
                          Specialty     Specialty     Eliminating
                         Healthcare     Pharmacy        Entries         Total
                      ---------------------------------------------------------
Revenues                 $ 11,085       $  12,679      $       -      $  23,764
                         ========       =========      =========      =========
Income from operations   $   (379)      $     734      $       -      $     355
                         ========       =========      =========      =========
Total assets             $ 37,423       $  40,918      $ (3,472)      $  74,869
                         ========       =========      =========      =========


                               For the nine months ended September 30, 2002
                      ---------------------------------------------------------
                          Specialty     Specialty      Eliminating
                         Healthcare     Pharmacy         Entries        Total
                      ---------------------------------------------------------
Revenues                 $ 26,686       $  64,849      $       -    $    91,535
                         ========       =========      =========     ==========
Income from operations   $  6,280       $   9,063      $       -     $   15,343
                         ========       =========      =========     ==========
Total assets             $ 39,010       $ 123,026      $   7,260     $  169,296
                         ========       =========      =========     ==========


                               For the nine months ended September 30, 2001
                      ---------------------------------------------------------
                          Specialty     Specialty      Eliminating
                         Healthcare     Pharmacy         Entries        Total
                      ---------------------------------------------------------
Revenues                 $ 36,883        $ 24,369      $      -      $   61,252
                         ========        ========      =========     ==========
Income from operations   $   (448)       $  1,259      $      -      $      811
                         ========        ========      =========     ==========
Total assets             $ 37,423        $ 40,918      $  (3,472)    $   74,869
                         ========        ========      =========     ==========

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

The following table sets forth the pro forma net income and earnings per share for the current and corresponding prior period as if SFAS No. 142 had been adopted in the prior period (in thousands, except per share data):



                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                     --------------------    ------------------
                                       2002        2001        2002      2001
                                      ------      ------      ------    ------

Reported net income                  $ 3,934     $  176      $ 8,815   $   678
Add back:  Goodwill amortization           -        470            -       946
                                    --------      -----      -------   -------
Adjusted net income                  $ 3,934     $  646      $ 8,815   $ 1,624
                                     =======      =====      =======   =======

Basic earnings per share:
   Reported net income               $  0.33    $   0.02     $  0.79   $  0.09
   Goodwill amortization                   -        0.07           -      0.13
                                     -------    --------     -------   -------
   Adjusted net income               $  0.33    $   0.09     $  0.79   $  0.22
                                     =======    ========     =======   =======
Diluted earnings per share:
   Reported net income               $  0.31    $   0.02     $  0.73   $  0.08
   Goodwill amortization                   -        0.06           -      0.12
                                     -------    --------    --------   -------
   Adjusted net income               $  0.31    $   0.08    $   0.73   $  0.20
                                     =======    ========    ========   =======


As the Company's acquisitions were accounted for as stock purchases, its goodwill amortization is not tax deductible. Therefore, the impact of the adoption of SFAS No. 142 resulted in an increase in net income of $.5 million and an increase in diluted earnings per share of approximately $0.06 for the three months ended September 30, 2001. For the first nine months of 2001, the adoption of SFAS No. 142 resulted in an increase of $.9 million in net income and $0.12 in diluted earnings per share.

As required under SFAS No. 142, the Company will test its goodwill for impairment. Although the Company has obtained fair market valuations, the amounts are preliminary and subject to change. Therefore, the Company has not yet completed the impairment test; however, it does not expect to record an impairment charge in 2002.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6.    Changes in Capital Structure

During the first nine months of 2002, the Company had the following significant changes in capital structure:

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

Settlement of Shareholder Lawsuit. On August 2, 2002 and August 5, 2002, the Company made the final payment of $6.5 million in an aggregate of 421,044 shares of the Company's common stock with respect to the shareholder lawsuit previously disclosed. The remaining $4 million was previously paid from insurance proceeds. Payment was made pursuant to the terms of the settlement in order to avoid the delay and expense of protracted litigation, even though the Company maintained that there was no basis for the imposition of liability.

Note 7.    Subsequent Events

On October 23, 2002, the Company acquired the specialty pharmacy business and certain related assets of Home Care of New York, Inc. ("Home Care"), a Scotia, New York, based specialty pharmacy and home infusion company that specializes in the provision of Synagis(R) for the prevention of Respiratory Syncytial Virus, the most common cause of lower respiratory infections in infants and children worldwide. In addition, the Company entered into an agreement to purchase certain assets of Home Care related to its home health agency business, subject to applicable governmental approvals. The aggregate purchase price of approximately $12 million includes $9 million in cash and $3 million in a 3 percent convertible note.

On November 14, 2002, the Company announced that it has entered into a definitive agreement to acquire OptCare Plus, Inc. ("OptCare") for approximately $10.5 million in cash, subject to customary conditions. OptCare could also receive additional proceeds depending upon the achievement of certain targets in calendar year 2003. OptCare is a specialty pharmacy dispensing biological medications such as hemophilia clotting factors. OptCare's focus is on persons affected by bleeding disorders. In addition, OptCare coordinates infusion nursing and provides complete pharmacy services, clinical and reimbursement support services to chronic disease communities. The acquisition is expected to close in the fourth quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc. ("Curative" or the "Company") is a leading disease management company that operates in two business segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy operations, the Company purchases biopharmaceutical products from manufacturers and then contracts with insurance companies, government and other payors to provide direct to patient distribution of and education about, and other support services relating to, these biopharmaceutical products. With the purchase of Infinity, the Specialty Pharmacy Services business unit offers infusion therapy services for patients with immune system disorders. The Company's Specialty Pharmacy revenues are derived primarily from fees paid by insurance companies, government and other payors for the purchase and distribution of these biopharmaceuticals and for infusion services provided. In addition, as part of its Specialty Pharmacy operations, the Company provides biopharmaceutical product distribution and support services under contract with retail pharmacies for which it receives service fees. The biopharmaceutical products distributed and the infusion therapies offered by the Company are used by patients with chronic conditions, such as hemophilia, hepatitis C, rheumatoid arthritis, multiple sclerosis, and immune system disorders. The Company contracts with approximately 193 payors and 19 retail pharmacies.

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

Trade receivables: Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable, and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. As of September 30, 2002, the Company's reserves for accounts receivable was approximately 24 percent of total receivables.

Inventory: Inventories are carried at the lower of cost or market on a first in, first out basis. Inventory consists of high cost biopharmaceuticals that in many cases require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventory balances at September 30, 2002 are reasonably accurate, there can be no assurances that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred tax assets: The Company has approximately $6.7 million in deferred tax assets as of September 30, 2002 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

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

Results of Operations

Revenues. The Company's revenues for the third quarter of 2002 increased 55 percent to $36.9 million compared to $23.8 million for the third quarter of the prior fiscal year. For the first nine months of 2002, revenues increased 49 percent to $91.5 million from $61.3 million for the same period in 2001.

Product revenues increased $15.2 million, or 119 percent, to $28.0 million in the third quarter of 2002 from $12.8 million in the third quarter of 2001. The increase in product revenues is primarily attributable to the internal growth of hemophilia patient revenues and the inclusion of the Specialty Pharmacy acquisitions in 2002, offset by a reduction in Procuren revenues of $0.1 million as the result of the elimination of Procuren product sales and the elimination of Specialty Pharmacy Services sales related to unprofitable injectable contracts. For the third quarter of 2002, product revenues included $23.4 million of hemophilia related products and $4.6 million of other injectable products. For the first nine months of 2002, product revenues increased $38.8 million, or 149 percent, to $64.8 million compared to $26.0 million for the same period in 2001. This increase reflects the internal growth of hemophilia patient related revenues, the inclusion of eBioCare for nine months in 2002 versus six months in 2001, as well as the inclusion of the results of the Specialty Pharmacy acquisitions in 2002, offset by a decrease of $1.7 million in eliminated Procuren product sales and a reduction of $8.9 million in Specialty Pharmacy Services unprofitable injectable product sales. For the first nine months of 2002, product revenues included $56.0 million of hemophilia related products and $8.8 million of other injectable products.

Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased 19 percent to $8.8 million in the third quarter of 2002 from $10.9 million in the third quarter of 2001. For the first nine months of 2002, service revenues decreased 24 percent to $26.7 million compared to $35.2 million for the same period in 2001. The service revenues decreases of $2.1 million for the third quarter 2002 and $8.5 million for the first nine months of 2002 are attributable to the operation of 97 Wound Care Center(R) programs at the end of the third quarter of 2002 as compared to 110 at the end of the third quarter of the prior fiscal year as the result of contract terminations and renegotiation. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. The termination, non-renewal or renegotiations of a material number of management contracts could result in a continued decline in the Company's Specialty Healthcare Services business unit revenue.

Cost of product sales. The cost of product sales increased $8.4 million, or 77 percent to $19.3 million from $10.9 million in the third quarter of 2001. The increase is attributable to the internal growth of hemophilia patient revenues and the Specialty Pharmacy acquisitions in 2002, offset by the reduction in Procuren related costs of $.081 million as the result of the elimination of Procuren sales, and a reduction in sales of Specialty Pharmacy Services unprofitable injectable products. For the first nine months of 2002, the cost of product sales increased $23.5 million, or 104 percent, to $46.1 million compared to $22.6 million for the same period in 2001. This increase is due to the Specialty Pharmacy acquisitions in 2002, and the inclusion of nine months of costs related to eBioCare in 2002 versus six months in 2001, offset by the eliminated Procuren related costs of $1.9 million, and a reduction in sales of Specialty Pharmacy Services unprofitable injectable products. As a percentage of product sales, the cost of product sales for the third quarter was 69 percent compared to 85 percent for the same period in 2001. For the first nine months of 2002, the cost of product sales as a percentage of product revenues was 71 percent compared to 87 percent for the first nine months of 2001. This improvement is attributable to a higher mix of hemophilia related product sales in the Specialty Pharmacy Services business unit and the elimination of Procuren sales.

Cost of Services. The cost of services, attributed entirely to the Specialty Healthcare Services business unit, decreased $2.4 million, or 40 percent, to $3.6 million in the third quarter of 2002 from $6.0 million in the third quarter of 2001. The decrease is attributable to reduced staffing and operating expenses of approximately $.6 million related to the operation of 97 programs at the end of the third quarter of 2002 as compared with 110 programs operating at the end of the third quarter 2001. Additionally, there were eight fewer under-arrangement programs in operation at the end of the third quarter of 2002 as compared to the same period for 2001, at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the third quarter of 2002, this reduction in the number of under-arrangement programs accounted for approximately $.8 million of the decrease in the cost of services. For the first nine months of 2002, the cost of services attributed to the Specialty Healthcare Services business unit decreased $8.0 million, or 41 percent, to $11.5 million compared to $19.5 million for the same period in 2001. The decrease is the result of reduced staffing and operating expenses of $2.9 million related to the decrease in the number of programs. Further, the reduction of eight under-arrangement programs in operation at the end of the first nine months of 2002 as compared to the same period for 2001 accounted for approximately $2.8 million of the decrease in costs. As a percentage of service revenues, the cost of services for the third quarter of 2002 was 40 percent compared to 55 percent for the same period in 2001. For the first nine months of 2002, the cost of services as a percentage of service revenues was 43 percent compared to 55 percent for the same period in 2001. These improvements are primarily attributable to the reorganization done by the Company in the fourth quarter of 2001.

Selling, General and Administrative. Selling, general and administrative expenses increased $.6 million, or 9 percent, to $7.1 million for the third quarter of 2002 from $6.5 million for the third quarter 2001. The increase is due to an increase of $1.3 million of Specialty Pharmacy Services expenses attributable to the Specialty Pharmacy acquisitions and increased costs related to additional corporate staff, offset by a decrease in expenses related to Specialty Health Services of $.8 million. For the first nine months of 2002, selling, general and administrative expenses totaled $18.6 million compared to $18.3 million for the same period in 2001, an increase of $.3 million, or 2 percent. The increase is due to an increase of $3.2 million of Specialty Pharmacy Services expenses attributable to the Specialty Pharmacy acquisitions and increased costs related to additional corporate staff, offset by a decrease in expenses related to Specialty Health Services of $2.6 million. As a percentage of revenues, selling, general and administrative expenses were 19 percent in the third quarter of 2002 compared to 27 percent for 2001, and 20 percent for the first nine months of 2002 compared to 30 percent for the same period for 2001. The improvement is due to the increased revenue base and lower Specialty Healthcare Services expenses in 2002.

Net Income. Net income was $3.9 million or $0.31 per diluted share in the third quarter of 2002 compared to $.2 million, or $0.02 diluted share, in the third quarter of 2001. For the first nine months of 2002, net income was $8.8 million, or $0.73 per diluted share compared to net income of $.7 million, or $0.08 per diluted share for the same period in 2001. The increases in earnings of $3.7 million for the third quarter of 2002 and $8.1 million for the first nine months of 2002 are primarily attributable to the inclusion of the 2002 results related to the Specialty Pharmacy acquisitions, the elimination of Procuren product sales and the reduction of Specialty Healthcare Services selling general and administrative costs.

Liquidity and Capital Resources


Working capital was $21.0 million at September 30, 2002 compared to $2.5 million at December 31, 2001. Total cash and cash equivalents as of September 30, 2002 was $7.6 million. The ratio of current assets to current liabilities was 1.7:1 at September 30, 2002 and 1.1:1 at December 31, 2001. The improvement in the Company's working capital and current ratio is primarily attributable to the acquisitions of the Specialty Pharmacy companies in the first quarter and second quarter of 2002.

Cash flows provided by operating activities for the nine months ended September 30, 2002 totaled $4.1 million, primarily attributable to the $8.8 million in net income for the nine months ended September 30, 2002, an increase in accounts receivable, a reduction in accounts payable and accrued expenses, including $10 million in payments made during the first nine months of 2002 related to the settlement of the Department of Justice lawsuit. Cash flows used in investing activities totaled $39.5 million primarily attributable to the Specialty Pharmacy acquisitions. Cash flows provided by financing activities totaled $30.7 million, attributable to net proceeds of $16.5 million from the Company's sale of shares in a private placement transaction, $4.2 million from the exercise of stock options, and $10.0 million in borrowings from the Company's credit facilities.

For the first nine months of 2002, the Company experienced a net increase in accounts receivable of $14.1 million, primarily attributable to the Specialty Pharmacy acquisitions. Days sales outstanding were 66 days as of September 30, 2002, as compared to 58 days at December 31, 2001. At September 30, 2002, days sales outstanding for the Specialty Healthcare Services business was 61 days and 68 days for the Specialty Pharmacy Services business.

As of September 30, 2002, the Company's short-term liabilities of $4.5 million included $2.4 million, representing the current portion of the Company's borrowings from its commercial lender, and $2.1 million, representing the current portion of the Department of Justice obligation. As of September 30, 2002, the Company's long-term liabilities of $23.1 million included a $4.5 million note payable for the Department of Justice obligation, a $5 million promissory note related to the purchase of Apex, $6 million in promissory notes related to the purchase of Infinity, and $7.6 million in borrowed funds from the Company's commercial lender.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Pharmacy Services business and Specialty Healthcare Services business, and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. Additionally, as of September 30, 2002, the Company has a $6.5 million obligation, payable over approximately four years, to the Department of Justice related to the settlement of its litigation. (See Legal Proceedings, Part II Item 1.) In January of 2002, the Company entered into $25 million line of credit with its commercial lender for which there was a zero balance as of September 30, 2002, and, in February 2002, the Company sold 1,059,000 shares of common stock in a private placement transaction raising a net total of $16.5 million. In addition, in May of 2002, the Company secured a four-year, $10 million term loan facility with its commercial lender. These transactions were to provide liquidity for both working capital and acquisitions. The Company has paid $10 million in 2002 to the Department of Justice as part of the Company's settlement agreement, used approximately $21 million in cash related to the purchase of Apex in February 2002, and paid $18 million in cash in connection with the acquisition of Infinity in June 2002. The Company expects that, based on its current business plan, its existing cash and cash equivalents and available credit will be sufficient to satisfy its working capital needs at least through September 30, 2003. The effect of inflation risk is considered immaterial.

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

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, those described under the heading, "Critical Accounting Policies and Estimates" herein, or those described in Exhibit 99.1 to this Form 10-Q, and other factors described in the Company's future filings with the SEC.

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

Item 4.    Controls and Procedures

        (a) Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-15(c) under the Exchange
Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

        (b) Changes in internal controls.

        There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Curative Health Services, Inc. and Subsidiaries

Part II    Other Information
----------------------------
Item 1.    Legal Proceedings

With respect to the Company's legal proceedings previously disclosed, there have been no material developments since the disclosure provided in (i) Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2001, (ii) Part II, Item 1 - "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and (iii) Part II, Item 1 - "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

(c)

Settlement of Shareholder Lawsuit. On August 2, 2002 and August 5, 2002, the Company made the final payment of $6.5 million in an aggregate of 421,044 shares of the Company's common stock with respect to the shareholder lawsuit previously disclosed. The remaining $4 million was previously paid from insurance proceeds. Payment was made pursuant to the terms of the settlement in order to avoid the delay and expense of protracted litigation, even though the Company maintained that there was no basis for the imposition of liability.

The issuance of shares of common stock described above was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(10) of the Act as a transaction not involving an exchange of shares of common stock for bona fide outstanding claims, where the fairness of such exchange was approved, after a hearing, by a court.

Item 5. Other Information

Lawrence English replaced Joseph Feshbach as Chairman of the Executive Committee of the Board of Directors on August 13, 2002.

The Audit Committee approved the non-audit engagement of the Company's auditors, Ernst & Young LLP ("E&Y"), whereby E&Y performed tax related services pertaining to certain acquisition costs.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1 Employment agreement dated as of July 24, 2002 between
                  Joseph Feshbach and the Company.

     Exhibit 10.2 Employment agreement dated as of March 13, 2002 between
                  Thomas Axmacher and the Company.

     Exhibit 99.1 Cautionary Statements

     Exhibit 99.2 Certification of Chief Executive Officer pursuant to 18
                  U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.3 Certification of Chief Financial Officer pursuant to 18
                  U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     The Company has excluded from the exhibits filed with this report instruments defining the rights of holders of long-term convertible debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10 percent of its total assets. The Company hereby agrees to furnish a copy of any of these instruments to the SEC upon request.

(b) Form 8-K

     Form 8-K filed July 2, 2002, reporting under Item 2 on the acquisition of Infinity Infusion Care, Ltd.

     Form 8-K filed July 29, 2002, reporting under Item 5 on the press release announcing the Company's earnings for the second quarter ended June 30, 2002, and the appointment of the Company's new Chief Executive Officer.

     Form 8-K filed September 6, 2002, reporting under Item 5 on the date and number of shares of the Company's common stock that will become freely tradable in accordance with the provisions of the Registration Rights and Lock-Up Agreement entered into by the Company and Apex Therapeutic Care, Inc., in connection with the Company's acquisition of Apex on February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2002



                                  Curative Health Services, Inc.
                                  (Registrant)




                                  /s/  Joseph Feshbach
                                  --------------------
                                  Joseph Feshbach
                                  Chief Executive Officer and Chairman
                                  (Principal Executive Officer)


                                  /s/  Thomas Axmacher
                                  --------------------
                                  Thomas Axmacher
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Joseph Feshbach, certify that:

1. I have reviewed this quarterly report of Curative Health Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

                                    /s/ Joseph Feshbach
                                    --------------------
                                        Joseph Feshbach
                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas Axmacher, certify that:

1. I have reviewed this quarterly report of Curative Health Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

                                    /s/  Thomas Axmacher
                                    --------------------
                                         Thomas Axmacher
                                         Chief Financial Officer

                                                                    Exhibit 10.1


                             EMPLOYMENT AGREEMENT


      THIS EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of July 24, 2002 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and JOSEPH L. FESHBACH ("Executive"), an individual resident of the State of California.

      WHEREAS, the Executive has served as an officer and director of the Company;

      WHEREAS, the Company recognizes that Executive's contribution to the growth and success of the Company has been substantial and therefore desires to assure the Company of Executive's continued employment; and

      WHEREAS, based on the foregoing, the Company and Executive now wish to formalize the terms of Executive's employment with the Company.

      NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree as follows:

1.      Employment

        1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as Chief Executive Officer, subject to the direction of the Board of Directors, and in connection therewith Executive agrees to discharge all of the duties normally associated with said position, to faithfully and to the best of his abilities perform such other duties and services consistent with his position as a Chief Executive Officer as may from time to time be assigned to him by the Board of Directors, and to use his best efforts to perform the reasonable directives of the Board of Directors that are consistent with his position as Chief Executive Officer. Executive hereby accepts such employment and agrees to render such services. Executive shall perform his duties and carry out his responsibilities hereunder in a diligent manner, shall devote his full working time, attention and effort to the affairs of the Company, shall use his best efforts to promote the interests of the Company and shall be just and faithful in the performance of his duties and in carrying out his responsibilities.

        1.2 Location. The Company shall establish an office in the San Francisco Bay area, within thirty-five (35) miles of Executive's current residence, which shall be the principal location for performance of Executive's services hereunder, subject to reasonable travel requirements during the course of such performance.

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

3. Compensation and Benefits

       3.1 Cash Compensation.

                (a) Base Salary. The Company shall pay Executive an annual salary of $400,000 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Compensation and Stock Option Committee no later than March 1 of each calendar year, and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

                (b) Target Bonus. Executive shall be eligible to participate in an annual bonus program that will provide him with an opportunity to earn an annual bonus (the "Bonus"). The amount of the Bonus shall be based upon the performance of Executive and the Company in each calendar year and shall be paid promptly following the completion of the annual audit of the Company's financial statements for such year. Executive's individual performance objectives and those of the Company shall be mutually agreed upon by the Board of Directors and Executive by no later than December 31 of the year preceding the year in which the Bonus may be earned; provided, however, that such objectives in respect of the year ending December 31, 2002 have been set by the Company and Executive prior to the execution of this Agreement. With respect to the year ending December 31, 2002, Executive shall be eligible to receive 5/6th of the Bonus he would otherwise receive under the terms hereof.

        3.2 Participation in Benefit Plans. Subject to the respective terms and conditions of the employee benefit plans or programs of the Company, Executive shall be entitled to participate in all employee benefit plans or programs of the Company available to senior level executives of the Company. The Company does not guarantee the continuance of any particular employee benefit plan or program during the Term, and Executive's participation in any such plan or program shall be subject to all terms, provisions, rules and regulations applicable thereto. Executive will be entitled to twenty (20) days of vacation per year, to be used in accordance with the Company's vacation policy for senior executives as it may change from time to time. For the Benefit Period, if any, (as hereinafter defined), the Company will arrange to provide Executive with welfare benefits (including life and health insurance benefits) of substantially similar design and cost to Executive as the welfare benefits and other employee benefits available to Executive prior to Executive's or the Company's, as the case may be, receipt of Notice of Termination (as hereinafter defined). In the event that Executive shall obtain full-time employment providing welfare benefits during the Benefit Period, Executive shall promptly notify the Company of such fact and such benefits as otherwise receivable hereunder by Executive shall be discontinued.

        3.3 Expenses. The Company will pay or reimburse Executive for all reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties under this Agreement, including the cost of first class air travel. Executive shall keep detailed and accurate records of expenses incurred in connection with the performance of his duties hereunder and reimbursement therefor shall be in accordance with policies and procedures to be established from time to time by the Board.

        3.4 Automobile Expenses. During the Term, Executive shall be entitled to the use of an automobile leased in the name of the Company. The automobile shall be selected by Executive subject to the reasonable approval of the Company. Executive shall be repaid by the Company for all automobile expenses, including automobile insurance reasonably acceptable to Executive and the Company, incurred by Executive in the performance of his duties under this Agreement.

4.      Termination of Employment

        4.1     Definitions.

                (a) "Benefit Period" shall mean (i) the twelve (12) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(a), or
(ii) the twenty-four (24) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5.(b)

                (b) "Cause" shall mean any of the following:

                        (i) the Executive's willful act of fraud, embezzlement, dishonesty or other misconduct that materially damages the Company;

                        (ii) any intentional act or omission by Executive, other than that made in good faith, that is detrimental in any material respect to the interests of the Company;

                        (iii) the commission by Executive of a felony; or

                        (iv) the material breach by Executive of his agreements or obligations under this Agreement.

        No termination for Cause pursuant to the preceding clause (iv) shall occur unless the Company has provided Executive with written notice of the existence of such Cause, and Executive is given at least fifteen
        (15) days to cure, except that no such notice shall be required if the act or omission constituting Cause is not susceptible of cure.

                (c) A "Change of Control" shall mean any of the following:

                        (i) a sale of all or substantially all of the assets of the Company;

                        (ii) the acquisition of more than fifty percent (50%) of the Common Stock of the Company (with all classes or series thereof treated as a single class) by any person or group of persons, except a Permitted Shareholder (as hereinafter defined), acting in concert. A "Permitted Shareholder" means a holder, as of the Effective Date, of Common Stock;

                        (iii) a reorganization of the Company wherein the holders of Common Stock of the Company receive stock in another company (other than a subsidiary of the Company), a merger of the Company with another company wherein there is an fifty percent (50%) or greater change in the ownership of the Common Stock of the Company as a result of such merger, or any other transaction in which the Company (other than as the parent corporation) is consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation;

                        (iv) in the event that the Common Stock is traded on an established securities market, a public announcement that any person has acquired or has the right to acquire beneficial ownership of more than fifty percent (50%) of the then-outstanding Common Stock and for this purpose the terms "person" and "beneficial ownership" shall have the meanings provided in Section 13(d) of the Securities and Exchange Act of 1934 or related rules promulgated by the Securities and Exchange Commission, or the commencement of or public announcement of an intention to make a tender offer or exchange offer for more than fifty percent (50%) of the then outstanding Common Stock;

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

                (d) "Good Reason" shall mean, within the twelve (12) month period immediately following a Change of Control, the occurrence of any one or more of the following events:

                        (i) the assignment to Executive of any duties inconsistent in any respect with Executive's position as Chief Executive Officer (including status, offices, title, and reporting requirements), authority, duties or other responsibilities as in effect immediately prior to the Change of Control or any other action of the Company that results in a diminishment in such position, authority, duties or responsibilities, other than an insubstantial and inadvertent action that is remedied by the Company promptly after receipt of notice thereof given by Executive;

                        (ii) a requirement that Executive relocate to a location more than thirty-five (35) miles from his then current office location immediately prior to the Change of Control;

                        (iii) a reduction by the Company in Executive's Base Salary as in effect on the date hereof and as the same shall be increased from time to time hereafter;

                        (iv) a reduction in (a) any material compensation or benefit plan, program, policy or practice in which Executive was participating at the time of the Change of Control or (b) compensation and benefits (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program, policy and practice as in effect immediately prior to the Change of Control (or as in effect following the Change of Control, if greater);

                        (v) the failure of the Company to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform this Agreement;

                        (vi) any material breach of this Agreement by the Company; and

                        (vii) any purported termination by the Company of Executive's employment that is not effected pursuant to a Notice of Termination (as defined below).

No termination for Good Reason shall occur unless Executive has provided the Company with written notice of the existence of such Good Reason, and the Company is given at least fifteen (15) days to cure, except that no such notice shall be required if the act or omission constituting Good Reason is not susceptible of cure.

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

        4.2 Termination Upon Death or Disability. This Agreement, and Executive's employment hereunder, shall terminate automatically and without the necessity of any action on the part of the Company upon the death of Executive. In addition, if at any time during the Term Executive has become so physically or mentally disabled as to be incapable of satisfactorily performing his duties and services hereunder for (i) a period of six (6) consecutive months, or (ii) for shorter periods aggregating six (6) months during any twelve (12) month period, the Company may at any time after the last day of the sixth consecutive month of disability or the day on which the shorter periods of disability shall have equaled an aggregate of six (6) months, by written notice to Executive (but before Executive has recovered from such disability), terminate this Agreement and Executive's employment hereunder. In such case, in addition to Executive's rights under Section 4.5, Executive shall be entitled to receive the welfare benefits described in Section 3.2 for twenty-four (24) months following the Date of Termination. The determination of whether or not Executive is disabled shall be made by an independent physician selected by mutual consent of the Board of Directors and Executive or, if appropriate, Executive's representative.

        4.3 Company's and Executive's Right to Terminate--Prior to Change of Control. Prior to a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and by Executive, at any time, upon thirty (30) days prior written notice to the Company. Any termination of Executive's employment by the Company without Cause prior to a Change of Control that occurs (i) at the request or insistence of any person (other than the Company) relating to such Change of Control or (ii) in anticipation of a Change of Control shall be deemed to have occurred after the Change of Control for the purposes of this Agreement. For purposes of this Agreement, it will be presumed that any termination of Executive's employment by the Company without Cause ninety (90) days prior to a Change of Control, is a termination that occurred pursuant to (i) or (ii) above.

        4.4 Company's and Executive's Right to Terminate--Following a Change of Control. Following a Change of Control, this Agreement and Executive's employment hereunder may be terminated at any time (i) by the Company, with or without Cause, upon thirty (30) days prior written notice to Executive, and (ii) by Executive, with or without Good Reason, upon thirty (30) days prior written notice to the Company. Executive's right to terminate his employment pursuant to this Section 4.4 shall not be affected by incapacity due to physical or mental illness. Executive's continued employment following a Change of Control shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder.

        4.5     Compensation Upon Termination.

                (a) Termination Prior to Change of Control. In the event the Company terminates (or elects not to renew) this Agreement without Cause, and such termination (or nonrenewal) without Cause occurs prior to any Change of Control, Executive shall be entitled to receive his Base Salary through the Date of Termination, the welfare benefits described in Section 3.2 for the Benefit Period, and not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of Executive's then Current Base Salary plus the arithmetic average of the bonus payments made to Executive with respect to the three (3) fiscal years immediately preceding the fiscal year in which the Date of Termination occurs (in the event that Executive has not been employed by the Company for three (3) fiscal years prior to the Date of Termination, then the arithmetic average of the annual bonus payments made to Executive for the fiscal year(s) in which Executive was employed as Chief Executive Officer by the Company shall be used in such calculation). In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards or restricted stock grants theretofore awarded to Executive which would otherwise vest or become exercisable during the twelve (12) month period commencing on the Date of Termination shall vest and/or become exercisable on the Date of Termination. In the event this Agreement is terminated (or not renewed) for any reason other than by the Company without Cause, and such termination (or nonrenewal) occurs prior to a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through such Date of Termination.

                (b) Termination Following Change of Control. If this Agreement is terminated (or not renewed) (i) by the Company without Cause, or (ii) by Executive for Good Reason during the twelve (12) month period immediately following a Change of Control, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall be entitled to receive his full Base Salary through the Date of Termination, the welfare benefits described in
Section 3.2 for the Benefit Period and, not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the product of two (2) times the sum of Executive's then current annual Base Salary plus the arithmetic average of the bonus payments made to Executive with respect to the three (3) fiscal years immediately preceding the fiscal year in which the Date of Termination occurs (in the event that Executive has not been employed by the Company for three (3) fiscal years prior to the Date of Termination, then the arithmetic average of the annual bonus payments made to Executive for the fiscal year(s) in which Executive was employed as Chief Executive Officer by the Company shall be used in such calculation). The Company will reimburse Executive for reasonable office expenses such as, office rent and secretarial support, incurred by Executive in the twelve (12) month period following the Date of Termination. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards or restricted stock grants theretofore awarded to Executive shall vest and/or become immediately exercisable in full. In the event this Agreement is terminated (or not renewed) for any reason other than (i) by the Company without Cause, or (ii) by Executive for Good Reason, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through the Date of Termination.

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

                (e) Notwithstanding any other provision of this Agreement, if
(i) there is a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company within the meaning of Section 280G(b)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), and (ii) the payments otherwise to be made pursuant to this Agreement and any other payments or benefits otherwise to be paid to or for the benefit of Executive in the nature of compensation and contingent upon such event within the meaning of Code Section 280G (collectively, the "Termination Payments") would create an "excess parachute payment" within the meaning of
Section 280G of the Code, then the Termination Payments shall be limited so that the aggregate present value (measured as of the effective time of the transaction and determined in accordance with the provisions of Code Section 280G(d)(4)) of the Termination Payments to which Executive becomes entitled will in no event exceed in amount the greater of the following dollar amounts:

                        (i) 2.99 times Executive's "base amount" (as such term is defined in Code Section 280G(b)(3)), or

                        (ii) the greatest after-tax amount of the Termination Payments, taking into account any excise tax imposed under Code Section 4999 on the Termination Payments.

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

        5.3 Exclusivity of Employment. During the Term, Executive agrees not to actively engage in any other employment, occupation or consulting activity for any direct or indirect remuneration without the prior approval of the Board of Directors; provided, however, that Executive may, without the approval of the Board of Directors, serve in any capacity with any civic, educational or charitable organization. Executive may own, as a passive investor, securities of any corporation.

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

           (c) Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

      "Conflicting Product" means any product, method or process, system or service of any person or organization other than the Company which is related to the areas of disease management, wound care or specialty pharmaceutical services, or the provision or sale of data in respect thereof, that is the same as or similar to or competes with a product, method or process, system or service of or provided by the Company or any of its affiliates in existence or under development at the time Executive's employment with the Company terminates or about which Executive acquires Confidential Information.

     "Conflicting Organization" means any person or organization which is engaged in disease management, wound care or specialty pharmaceutical services, or the provision or sale of data in respect thereof, and which is, or about to become, engaged in research on or development, production, marketing, licensing, selling or servicing of a Conflicting Product.

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

        5.6 Non-Solicitation. For one (1) year after termination of employment with the Company for any reason, Executive shall not directly or indirectly solicit or hire, or assist any other person in soliciting or hiring, any employee of the Company (as of the Date of Termination) or any person who, as of the Date of Termination, was in the process of being recruited by the Company or induce any such employee to terminate his or her employment with the Company.

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

            To Company: Curative Health Services, Inc.
                        150 Motor Parkway
                        Hauppauge, New York 11788
                        Attention: Nancy F. Lanis, Esq.

            Executive:  Joseph L. Feshbach
                        27600 Edgerton Road
                        Los Altos Hills, California 94022


        6.2 Headings. The headings of the articles and sections of this Agreement are inserted for convenience only and shall not be deemed a part of or affect the construction or interpretation of any provision hereof.

        6.3 Fees. Upon presentation of itemized invoices, the Company shall pay all reasonable fees and expenses of Executive's attorneys and accountants in connection with the contemplation, negotiation, preparation, review and/or execution of this Agreement.

        6.4 Modifications; Waiver. No modification of any provision of this Agreement or waiver of any right or remedy herein provided shall be effective for any purpose unless specifically set forth in a writing signed by the party to be bound thereby. No waiver of any right or remedy in respect of any occurrence or event on one occasion shall be deemed a waiver of such right or remedy in respect of such occurrence or event on any other occasion.

        6.5 Entire Agreement. This Agreement contains the entire agreement of the parties with respect to the subject matter hereof and supersedes all other agreements, oral or written, heretofore made with respect thereto.

        6.6 Severability. Any provision of this Agreement prohibited by or unlawful or unenforceable under any applicable law of any jurisdiction shall as to such jurisdiction be ineffective without affecting any other provision hereof. To the full extent, however, that the provisions of such applicable law may be waived, they are hereby waived, to the end that this Employment Agreement be deemed to be a valid and binding agreement enforceable in accordance with its terms.

        6.7 Controlling Law. This Agreement has been entered into by the parties in the State of New York and shall be continued and enforced in accordance with the laws of that State.

        6.8 Assignments. The Company shall have the right to assign this Agreement and to delegate all rights, duties and obligations hereunder to any entity that controls the Company, that the Company controls or that may be the result of the merger, consolidation, acquisition or reorganization of the Company and another entity. Executive agrees that this Agreement is personal to him and his rights and interest hereunder may not be assigned, nor may his obligations and duties hereunder be delegated (except as to delegation in the normal course of operation of the Company), and any attempted assignment or delegation in violation of this provision shall be void.

        6.9 Attorney Fees. In the event of litigation between the parties, to enforce their respective rights under this Agreement, the prevailing party shall be entitled to receive from the non-prevailing party reimbursement of the prevailing party's reasonable attorney's fees and costs at all levels of trial and appeal.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.



                                          CURATIVE HEALTH SERVICES, INC.


                                          By:
                                                ---------------------------
                                          Its:  Senior Vice President and
                                                Chief Financial Officer


                                                ---------------------------
                                                Executive

                                                                    Exhibit 10.2

                             EMPLOYMENT AGREEMENT


            THIS EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of March 13, 2002 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and Thomas Axmacher ("Executive").

            WHEREAS, the Executive has been in the employ of the Company pursuant to that certain Employment Agreement (the "Original Agreement") dated as of September 24, 1999, on the terms and conditions set forth therein;

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

            NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree that the Original Agreement shall be and is hereby amended and restated in its entirety to read as follows:


1.    Employment

      1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as Senior Vice President - Finance and Chief Financial Officer, subject to the direction of the Chief Executive Officer, and in connection therewith, to perform such duties as he shall reasonably be directed by the Chief Executive Officer to perform. Executive hereby accepts such employment and agrees to render such services. Executive shall perform his duties and carry out his responsibilities hereunder in a diligent manner, shall devote his exclusive and full working time, attention and effort to the affairs of the Company, shall use his best efforts to promote the interests of the Company and shall be just and faithful in the performance of his duties and in carrying out his responsibilities.

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

3.    Compensation and Benefits

      3.1    Cash Compensation.

            (a) Base Salary. The Company shall pay Executive an annual salary of $175,000 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Board of Directors and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

            (b) Bonus Plan. Executive shall be entitled to participate in the Company's Executive Bonus Compensation Program, in accordance with and subject to the terms and provisions thereof.

      3.2 Participation in Benefit Plans. Executive shall be entitled to participate in all employee benefit plans or programs of the Company to the extent that his position, title, tenure, salary, age, health and other qualifications make him eligible to participate. The Company does not guarantee the continuance of any particular employee benefit plan or program during the Term, and Executive's participation in any such plan or program shall be subject to all terms, provisions, rules and regulations applicable thereto. Executive will be entitled to twenty (20) days of vacation per year, to be used in accordance with the Company's vacation policy for senior executives as it may change from time to time. For the Benefit Period, if any, (as hereinafter defined), the Company will arrange to provide Executive with welfare benefits (including life and health insurance benefits) of substantially similar design and cost to Executive as the welfare benefits and other employee benefits available to Executive prior to Executive's or the Company's, as the case may be, receipt of a Notice of Termination (as hereinafter defined). In the event that Executive shall obtain full-time employment providing welfare benefits during the Benefit Period, such benefits as otherwise receivable hereunder by Executive shall be discontinued.

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

            (b) "Cause" shall mean any of the following:

                   (i) any act or failure to act (or series or combination thereof) by Executive done with the intent to harm in any material respect the interests of the Company;

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

                  (v) the material breach by Executive of his agreements or obligations under this Agreement; or

                  (vi) the continued refusal to follow the directives of the Chief Executive Officer or Board of Directors that are consistent with Executive's duties and responsibilities identified in Section 1.1 hereof.

            (c) A "Change of Control" shall mean any of the following:

                  (i) a sale of all or substantially all of the assets of the Company;

                  (ii) the acquisition of more than fifty percent (50%) of the Common Stock of the Company (with all classes or series thereof treated as a single class) by any person or group of persons, except a Permitted Shareholder (as hereinafter defined), acting in concert. A "Permitted Shareholder" means a holder, as of the date the Plan was adopted by the Company, of Common Stock;

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

                  (iv) in the event that the Common Stock is traded on an established securities market, a public announcement that any person has acquired or has the right to acquire beneficial ownership of fifty percent (50%) or more of the then-outstanding Common Stock and for this purpose the terms "person" and "beneficial ownership" shall have the meanings provided in Section 13(d) of the Securities and Exchange Act of 1934 or related rules promulgated by the Securities and Exchange Commission, or the commencement of or public announcement of an intention to make a tender offer or exchange offer for fifty percent (50%) or more of the then outstanding Common Stock;

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

            (e) Anything to the contrary contained herein notwithstanding, in the event that any payment or benefit received or to be received by Executive in connection with a Change in Control of the Company or termination of Executive's employment (whether payable pursuant to the terms of this Agreement or any other plan, contract, agreement or arrangement with the Company, with any person whose actions result in a Change in Control of the Company or with any person constituting a member of an "affiliated group" as defined in Section 280G(d)(5) of the Internal Revenue Code of 1986, as amended (the "Code"), with the Company or with any person whose actions result in a Change in Control of the Company (collectively, the "Total Payments") would not be deductible (in whole or in part) by the Company or such other person making such payment or providing such benefit solely as a result of Section 280G of the Code, the amount payable to Executive pursuant to this Section 4.5 shall be reduced until no portion of the Total Payments is not deductible solely as a result of Section 280G of the Code or such amount payable to Executive pursuant to Section 4.5 is reduced to zero. For purposes of this limitation, (a) no portion of the Total Payments the receipt or enjoyment of which Executive shall have effectively waived in writing prior to the date of payment of the amount pursuant to Section 4.5 shall be taken into account; (b) no portion of the Total Payments shall be taken into account which in the opinion of tax counsel selected by the Company and reasonably acceptable to Executive does not constitute a "parachute payment" within the meaning of Section 280G(b)(2) of the Code; (c) the payment pursuant to Section 4.5 shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in the immediately preceding clause (b)) in their entirety constitute reasonable compensation within the meaning of
Section 280G(b)(4)(B) of the Code, in the opinion of the tax counsel referred to in the immediately preceding clause (b); and (d) the value of any other non-cash benefit or of any deferred cash payment included in the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

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

      To Company:       Curative Health Services, Inc.
                        150 Motor Parkway, 4th Floor
                        Hauppauge, NY  11788
                        Attention:  Nancy F. Lanis, Senior Vice President
                           and General Counsel

      Executive:        Thomas Axmacher
                        62 Elderwood Drive N.
                        St. James, New York  11780


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

                                          CURATIVE HEALTH SERVICES, INC.


                                          By:
                                             ---------------------------
                                              Name:  Joseph L. Feshbach
                                              Title: Chairman and Chief
                                                     Executive Officer



                                              --------------------------
                                              Executive

                                                                    Exhibit 99.1

CAUTIONARY STATEMENTS

RISK RELATED TO OUR BUSINESS

If we fail to comply with the terms of our settlement agreement with the government, we could be subject to additional litigation or other governmental actions which would be harmful to our business.

On December 28, 2001, we entered into a settlement with the Department of Justice, the United States Attorney for the Southern District of New York, the United States Attorney for the Middle District of Florida and the U.S. Department of Health and Human Services, Office of the Inspector General, in connection with all federal investigations and legal proceedings related to the whistleblower lawsuits previously pending against us in the United States District Court for the Southern District of New York and the United States District Court for the District of Columbia. The focus of the government investigation and resolution was the allegation that we improperly caused our hospital customers to seek reimbursement for a portion of our management fees that included costs related to advertising and marketing activities by our personnel. Under the terms of the settlement, we were released from claims associated with services we provided to hospitals, and we agreed to pay the United States a $9 million initial payment, with an additional $7.5 million to be paid over the next four years. Pursuant to the settlement, we will be required to fulfill certain additional obligations, including abiding by a five-year Corporate Integrity Agreement (which incorporates much of our existing compliance program), avoiding violations of law and providing certain information to the Department of Justice from time to time. If we fail or if we are accused of failing to comply with the terms of the settlement, we may be subject to additional litigation or other governmental actions. In addition, as part of the settlement, we consented to the entry of a judgment for $28 million against us if we fail to comply with the terms of the settlement.

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

The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as intra-venous immunoglobulin and blood or blood plasma-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors, and their availability has been constrained from time to time. The industry wide recombinant factor VIII product shortage has lessened and while supply will increase significantly this year, demand will continue to grow. In 2001, approximately 42 percent, or $15 million, of our revenues derived from our sale of factor VIII. In 2001, we purchased our supplies of blood and blood plasma-related products from five manufacturers, including Baxter Healthcare Corp., Novo Nordisk Pharmaceuticals, Inc., Wyeth, Alpha Therapeutics Corp., and Aventis Behring. The Company believes that these five manufacturers represent substantially all of the production capacity for recombinant factor VIII. In the event that one of these suppliers is unable to continue to supply us with products, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability. Our ability to take on additional customers or to acquire other specialty pharmacy businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these manufacturers. If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

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

Substantially all of the revenues of our Specialty Healthcare Services operations are derived from management contracts with acute care hospitals. At present, we have approximately 100 management contracts. The contracts generally have initial terms of three to five years, and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 2002, the contract terms of 32 of our management contracts will expire, including 14 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During 2001, 9 contracts expired without renewal, and an additional 31 contracts were terminated prior to their scheduled expiration. Generally, these contracts were terminated by hospitals because of the Specialty Healthcare Services legal action, hospital financial difficulties and Medicare reimbursement changes which reduced hospital revenues. Our continued success is subject to our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

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

The Wound Care Center(R) programs managed by Specialty Healthcare Services on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare outpatient reimbursement system. With the Outpatient Prospective Payment System, Medicare published criteria for determining when programs may be designated "provider based entities." Although the implementation date for Provider Based Designation Regulations for our managed outpatient programs is October 2002, the regulations continue to be subject to change and further clarification. Specialty Healthcare Services' 8 managed "under arrangement" models, where we employ the clinical and administrative staff that work in the center, are potentially at risk for not meeting the criteria for a "provider based entity." Specialty Healthcare Services has been in discussions with its "under arrangement" hospital customers to convert the programs to a management model. The interpretation and application of these criteria are not entirely clear, and there is a risk that some of the programs, in particular the 8 under arrangement models, managed by Specialty Healthcare Services could be found not to be "provider based entities." Although we believe that the programs it manages substantially meet the current criteria to be designated "provider based entities," a widespread denial of such designation would harm our business.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility. Over the past eight quarters, the market price of our common stock has ranged from a low of $5.20 per share in the second quarter of 2001 to a high of $22.75 in the first quarter of 2002. Many factors have influenced the common stock price in the past, including fluctuations in our earnings and changes in our financial position, management changes, low trading volume, and negative publicity and uncertainty resulting from the legal actions brought against us. In addition, the securities markets have, from time to time, experienced significant broad price and volume fluctuations that may be unrelated to the operating performance of particular companies. All of these factors could adversely affect the market price of our common stock.

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

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Curative Health Services, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Feshbach, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ Joseph Feshbach
                                          -------------------------------------
                                              Joseph Feshbach
                                              Chief Executive Officer
                                              November 14, 2002

                                                                    Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Curative Health Services, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Axmacher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ Thomas Axmacher
                                          -------------------------------------
                                              Thomas Axmacher
                                              Chief Financial Officer
                                              November 14, 2002