Form 10-K
period 2002-12-31
CURATIVE HEALTH SERVICES INC
filed 2003-03-31
CIK 874212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------

(Mark One)

      X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

                                 (631) 232-7000

              (Registrant's telephone number, including area code)

          Securities registered pursuant to section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

                      -------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes |X| No | |

      The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2002, was approximately $189 million (based on the last sale price of such stock as reported by the Nasdaq National Market).

      As of March 14, 2003, there were 12,167,034 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 28, 2003.

================================================================================

                                     PART I

Item 1.    Business

Overview

Business of Curative Health Services, Inc.

Curative Health Services, Inc., through its two business units, seeks to deliver high-quality results and exceptional patient satisfaction for patients experiencing serious or chronic medical conditions. Our Specialty Pharmacy Services business unit provides pharmacy products to patients with chronic and critical disease states and related services to help these patients manage the health care process. Through our Specialty Pharmacy Services business unit, we purchase various pharmaceutical products, including both biopharmaceuticals (biological products, e.g., hemophilia factor), as well as pharmaceuticals (i.e., drugs), from suppliers and then contract with insurance companies and other payors to provide direct to patient distribution of, education about, reimbursement and other support services, including the provision or coordination of injection or infusion services, related to these biopharmaceutical and pharmaceutical products. Further, as part of our Specialty Pharmacy Services operations, we provide biopharmaceutical and pharmaceutical product distribution and support services under contract with retail pharmacies. The biopharmaceutical and pharmaceutical products distributed and the injection or infusion therapies offered by us are used by patients with chronic or severe conditions such as hemophilia, respiratory syncytial virus, immune system disorders, rheumatoid arthritis, hepatitis C and multiple sclerosis, post chemotherapy and growth hormone deficiency. We have contracts with 283 payors and 16 retail pharmacies. Our Specialty Pharmacy Services business unit provides services directly to patients and caregivers and delivers its products via overnight mail or courier, retail pharmacy and through its community-based representatives.

Our Specialty Healthcare Services business unit is a leading disease management company in chronic wound care management. Our Specialty Healthcare Services business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services for treatment of chronic wounds. Our Wound Management Program(TM) consists of diagnostic and therapeutic treatment procedures which are designed to meet each patient's specific wound care needs on a cost-effective basis. Our treatment procedures are designed to achieve positive results for wound healing based on our significant experience in the field. We maintain a proprietary database of patient results that we have collected since 1988 containing over 375,000 patient cases. Our treatment procedures, which are based on our extensive patient data, have allowed us to achieve an overall rate of healing of approximately 85 percent for patients completing therapy. Our Wound Care Center network consists of more than 90 outpatient clinics located on or near campuses of acute care hospitals in 30 states.

We were incorporated in the State of Minnesota in 1984 under the name Curatech, Inc. We changed our name to Curative Technologies, Inc. in March, 1990 and to Curative Health Services, Inc. in June, 1996. Our principal executive offices are located at 150 Motor Parkway, Hauppauge, New York 11788, telephone number
(631) 232-7000.

Specialty Pharmacy Services Business Unit

Our Specialty Pharmacy Services business unit provides high cost, injectable or infusable biopharmaceutical and pharmaceutical products to patients with chronic health conditions for which there is no known cure and to patients with critical disease states. The services provided by our Specialty Pharmacy Services business unit include patient education and instruction regarding the administration of their medications, monitoring of patient compliance with suppliers' guidelines, specialized delivery services, including refrigerated overnight mail, courier or community liaison delivery services, patient and community advocacy and reimbursement services for or on behalf of patients, retail pharmacies and payors.

Our Specialty Pharmacy Services business unit purchases biopharmaceutical and pharmaceutical products from suppliers and then contracts with insurance companies and other payors to provide direct to patient distribution, injection or infusion services and education about such products. In addition, we offer or coordinate injection or infusion services for patients with respiratory syncytial virus and immune system disorders. Our Specialty

Pharmacy Services revenues are derived primarily from fees paid by the payors under these contracts for the distribution of these biopharmaceuticals and pharmaceuticals and for the injection or infusion services provided. In addition, as part of our Specialty Pharmacy Services operations, we provide biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which we receive product supply and related service fees. The biopharmaceutical and pharmaceutical products distributed and the injection or infusion therapies offered by us are used by patients with chronic conditions such as hemophilia, respiratory syncytial virus, immune system disorders, rheumatoid arthritis, hepatitis C, multiple sclerosis, post chemotherapy and growth hormone deficiency.

Financial information with respect to the Specialty Pharmacy Services business unit, including information concerning revenues, profit or loss and total assets may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note M to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Specialty Pharmacy Services - Disease Markets and Products
The specialty pharmacy industry has developed as the approval of new biopharmaceutical and pharmaceutical products has expanded. These specialty products require temperature sensitive storage and delivery, patient education, training and monitoring in their proper use and require the patient to inject or infuse the product. The principal patient disease states we service are hemophilia, respiratory syncytial virus, immune system disorders, rheumatoid arthritis, hepatitis C, multiple sclerosis, post chemotherapy and growth hormone deficiency. The biopharmaceutical and pharmaceutical products we provide and the injection or infusion services we offer to treat these diseases are high cost, require special dispensing and temperature sensitive delivery and are administered by the patient or by a nurse or physician through injections or infusions. A discussion of the disease states we service and products we offer follows.

Hemophilia. Hemophilia is a genetically inherited, and currently incurable, bleeding disorder resulting from a deficiency in the bloodstream of a plasma protein, called factor, which helps the blood to clot. These blood-clotting factors are essential in helping to cease the bleeding after a cut or injury and preventing spontaneous bleeding. There are two types of hemophilia: hemophilia A and hemophilia B. Hemophilia A, which represents approximately 80 percent of the hemophiliac population, is the result of a deficiency of factor VIII, while hemophilia B is the result of a deficiency of factor IX. The greater the deficiency of these plasma proteins, the greater the severity of the disease, measured as mild, moderate or severe.

It is estimated that there are 20,000 to 25,000 persons, predominantly male, in the United States that suffer from hemophilia and that 60 percent suffer from a severe form of the disease. Treatment of hemophilia involves intravenously infusing the missing clotting factor in order to replace deficient proteins. The two types of clotting factor currently available include non-recombinant, made from human blood plasma, and recombinant which is laboratory produced and contains no human plasma. Patients with severe hemophilia may require weekly injections of clotting factor or more frequently when episodes of bleeding occur. Patients with less severe forms of hemophilia may only require clotting factor treatment after bleeding starts or before participating in an activity having a high risk of injury.

Our Specialty Pharmacy Services business unit provides hemophilia patients with both factor VIII and factor IX blood clotting products under prescription from a physician.

Respiratory Syncytial Virus ("RSV"). RSV is a highly contagious virus that most commonly infects infants between the ages of one and two. The virus begins with indications similar to the common cold that progress into more severe symptoms, affecting the lower respiratory system where bronchiolitis and pneumonia can develop. It is estimated that more than 100,000 children nationwide are hospitalized each year with the virus. Synagis(R), a drug manufactured by MedImmune Inc., is the most widely used treatment for the prevention of serious lower respiratory tract diseases caused by RSV. The treatment is administered through intramuscular (i.e., into the muscle) injections, at least once monthly, during the virus' peak season (from September through April). We believe that within the past few years, a substantially reduced number of hospitalizations associated with the virus, as well as the decrease in the mortality rate for infants, currently at two percent, is due to improved treatments, including Synagis(R). Our Specialty Pharmacy Services business unit offers Synagis(R) to patients through injections in a location most convenient for the patient, either at a physician's office, the patient's home or at local clinics.

Immune System Disorders. The immune system acts as a natural defense system that recognizes foreign substances, such as bacteria and viruses, as being different from the body's own tissues. A healthy immune system allows the body to fight off infections while an unhealthy immune system, or immune system disorder, is the failure to protect the body from things that, under healthy and normal conditions, would be considered routine. Such a disorder occurs when the body treats its own tissues and cells as if they were foreign, prompting the immune system to produce antibodies that destroy those tissues and cells. Treatment of immune disorders typically consists of intravenous immune globulins ("IVIG") which are concentrated levels of antibodies derived from pooled human plasma designed to strengthen the immune system. Today there are approximately 10,000 patients nationwide that require such injectable drugs used to treat the various types of chronic diseases that affect the immune system. Our Specialty Pharmacy Services business unit operates an intravenous infusion center in Texas and offers to treat or arrange for the treatment of patients in their homes by direct or contract nursing services.

Rheumatoid arthritis. Rheumatoid arthritis is a chronic inflammatory disease of the synovium, or lining of the joint, that results in pain, stiffness, swelling, deformity and loss of function in the joints as cartilage and bone is destroyed. This inflammation is most common in the hands and the feet. It is estimated that
2.5 million people in the United States have rheumatoid arthritis. The treatment of rheumatoid arthritis involves specialty biopharmaceuticals and pharmaceuticals. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, specialty anti-inflammatory biopharmaceuticals and pharmaceuticals to treat the symptoms of rheumatoid arthritis, such as Enbrel(R), generally taken several times weekly, and Remicade(R), an infused therapy generally taken bi-monthly and administered in a physician's office.

Hepatitis C. Hepatitis C is a blood-borne infection that can attack and damage the liver. The hepatitis C virus is spread predominately through contact with infected blood and can lead to cirrhosis, liver cancer or liver failure. Hepatitis C is the principal reason for liver transplant and affects an estimated four million persons in the United States, of which approximately 200,000 are presently receiving treatment. It is characterized by a consistent elevation of liver enzymes. There is currently no cure or vaccination for hepatitis C. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, hepatitis C treatments such as PEG-Intron(R), Rebetron(R) and Rebetol(R).

Multiple sclerosis. Multiple sclerosis is a chronic disease of the central nervous system for which neither a cause nor a cure is currently known. The central nervous system is made up of nerves that act as the body's messenger system. Nerves are protected by substances called myelin, which insulate the nerves and aid in the transmission of nerve impulses, or messages between the brain and other parts of the body. In patients with multiple sclerosis, the body's immune cells enter the brain and spinal cord and attack the protective myelin covering. Once the myelin is gone and replaced with scar tissue, a process called demyelination, nerve impulses sent throughout the central nervous system can become disrupted. The brain then becomes unable to properly send and receive messages. The type and severity of multiple sclerosis varies by the location and the extent of demyelination. It is estimated that 250,000 persons in the United States have multiple sclerosis. In recent years, the Food and Drug Administration ("FDA") has approved several biopharmaceutical and pharmaceutical products that have been shown to help slow the progression of multiple sclerosis, including Avonex(R), Betaseron(R), Copaxone(R) and Rebif(R). Our Specialty Pharmacy Services business unit provides these products, under prescription from a physician, to patients with multiple sclerosis.

Post chemotherapy. Post chemotherapy patients often develop fatigue, anemia and susceptibility to infection as the result of their cancer treatments. Approximately 70 percent of all cancer patients receiving chemotherapy treatments experience fatigue and anemia. Anemia is caused by the destruction of red blood cells that occurs during chemotherapy. Red blood cells carry hemoglobin, which transports oxygen to cells and organs. Once depleted of red blood cells, the body is then unable to adequately transport oxygen and fatigue results. White blood cells assist the body in staving off infection. A depletion of white blood cells occurs in cancer patients who receive chemotherapy treatments. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, post chemotherapy treatments such as Epogen(R) and Procrit(R) to treat red blood cell deficiency and Neupogen(R) to treat white blood cell deficiency.

Growth hormone deficiency. Growth hormone deficiency occurs when the pituitary gland produces growth hormones in inadequate amounts or not at all. There are an estimated 15,000 to 20,000 children in the United States that have some form of growth failure as the result of growth hormone deficiency. Growth hormone deficiency is highly treatable by frequently injecting synthetic forms of growth hormones. Growth rates are usually rapid after treatment starts, which may be noticeable to the child and parents in three to four months. This rapid growth rate slowly declines over time, but it continues to be greater than would occur without treatment. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, growth hormone treatments such as Humatrope(R) and Nutropin(R).

Specialty Pharmacy Services - Product Distribution
We distribute our products by overnight mail or courier, retail pharmacy and through our community based representatives. A significant portion of the biopharmaceuticals and pharmaceuticals we deliver require specialized handling, including refrigeration. The products we ship include the drugs, educational materials and any supplies necessary for the patient to administer the medication. Our products are shipped from our various wholesale or retail pharmacies or from one of the retail pharmacies with which we contract. In addition, Specialty Pharmacy Services provides or coordinates injection or infusion services needed for certain of its products. These injection or infusion services are administered by nursing staff or contracted agencies, both in a home care setting and in our infusion suite.

Specialty Pharmacy Services - Product Suppliers
Our Specialty Pharmacy Services business unit obtains the products it offers directly from manufacturers and from wholesale distributors. We purchase our hemophilia-related products from five suppliers with whom we have supply arrangements, our Synagis(R) from a sole source supplier, MedImmune, Inc., and our IVIG from multiple suppliers.

Some of the products that we distribute, such as factor VIII blood clotting and IVIG products, have experienced shortages in the recent past. Suppliers were unable to increase production to meet rising global demand. This shortage has recently ended, and while supply has significantly increased, demand continues to grow. Although we cannot be certain, we believe that under our arrangements with suppliers, we will have adequate supply of the products we offer to serve our existing patients and to add new patients in 2003. Other non-hemophilia related injectable products we offer are purchased directly from manufacturers or through wholesalers.

Specialty Pharmacy Services - Strategy
Our Specialty Pharmacy Services business unit's strategy is to achieve growth by adding new patients both through growth at our existing operations and through acquisitions of complementary businesses. Each year, many new patients are diagnosed with the disease states we service, thus creating market opportunity for organic growth, and as new drugs are approved that require the specialized services we offer, our service opportunities are potentially expanded. Additionally, many smaller suppliers of specialty pharmaceuticals are seeking partnerships or to be acquired to better supply and service their patients. Our Specialty Pharmacy Service business unit's strategy is to take advantage of these opportunities as they present themselves.

On January 8, 2002, we acquired Hemophilia Access, Inc., a Nashville, Tennessee, provider of pharmaceuticals, therapeutic supplies and disease management services to people with hemophilia and related bleeding disorders. On February 28, 2002, we acquired Apex Therapeutic Care, Inc., a Los Angeles, California, based provider of biopharmaceutical products, therapeutic supplies and disease management services to people with hemophilia and related bleeding disorders. On June 28, 2002, we acquired Infinity Infusion Care, Ltd., a Houston, Texas based distributor of specialty pharmaceuticals and a provider of infusion therapy services. On October 23, 2002, we acquired the specialty pharmacy business and certain related assets of Home Care of New York, Inc., a specialty pharmacy and home infusion company with operations in New York. On November 22, 2002, we acquired OptCare Plus, Inc., a Woodbridge, Virginia, based specialty pharmacy dispensing biological medications, such as hemophilia clotting factors, and providing complete pharmacy services, clinical and reimbursement support services to chronic disease communities, primarily in Virginia, Maryland and District of Columbia. See Note D to our consolidated financial statements included elsewhere in this Annual Report.

Specialty Pharmacy Services - Marketing
We have assembled an industry-experienced sales force to effect its internal growth strategy. The marketing and sales efforts are divided into two categories: hemophilia and specialty. In connection with its hemophilia services, Specialty Pharmacy Services has approximately 36 service representatives servicing its approximately 500 hemophilia patients. Led by a Vice President of Sales and Marketing for Hemophilia, this group is responsible for ensuring that patients receive their products, educational materials, reimbursement and other support services timely, as well as increasing the patient base it serves. In connection with its other specialty products, Specialty Pharmacy Services seeks to add new managed care and other payor contracts through its business development managers and to inform physicians of the benefits of its services through its staff of account managers and salespersons. Led by a Vice President of Sales and Marketing for Specialty, this group is expected to provide Specialty Pharmacy Services with new contracting opportunities with payors and to expand the sales of the products and services Specialty Pharmacy Services offers into new geographies.

Specialty Pharmacy Services - Payors
In 2002, the Specialty Pharmacy Services business unit recorded the majority of its revenues from three disease states: hemophilia (approximately 81 percent) for which we provide both factor VIII and factor IX blood clotting products, RSV (approximately eight percent) for which we offer Synagis(R), and immune system disorders (approximately six percent) which are typically treated with IVIG. We currently have contracts with 283 payors and 16 retail pharmacies. The payors we contract with or whose patients we ship to are typically large health maintenance organizations, major health insurers, physician practices or government agencies. The services we provide include specialized direct shipping of products to the patient, coverage preauthorizations, distribution of educational materials to help patients with their disease and other support services. The following provides approximate percentages of our Specialty Pharmacy Services' patient revenues for the years ended December 31:

                                                 2002           2001
                                                 ----           ----
                    Private payors              37.1%           61.4%
                    Medicaid                    54.1%           35.7%
                    Medicare                     8.8%            2.9%


Specialty Pharmacy Services - Reimbursement
The profitability of our Specialty Pharmacy Services operations depends in large part on the reimbursement we (in our retail pharmacy capacity) or our customers (in our wholesale pharmacy capacity) receive from third-party payors. In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce health care costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement for health care providers and suppliers. If these trends continue, they could harm our business. In addition, we and our customers seek reimbursement from third-party payors for the cost of drugs and related medical supplies that we distribute. Changes in reimbursement policies of private and governmental third-party payors, including policies relating to Medicare, Medicaid and other federally funded programs, could reduce the amounts reimbursed to us or to these customers for our products and, in turn, the amount we receive from these payors or that our customers would be willing to pay for our products and services.

Our Specialty Pharmacy Services business unit has developed expertise in reimbursement for the products it distributes. Prior to shipping product, authorization from the patient's health care payor is obtained and coverage is determined, easing the process for the patients and avoiding billing disputes with payors which might otherwise occur.

Many government payors, including Medicare and Medicaid, as well as some private payors, pay us directly or indirectly based upon a drug's average wholesale price ("AWP"). If a drug's AWP declines, and if we are unable to recoup the full amount of such decline from our customers, we will lose revenues. Biopharmaceutical products, including hemophilia factor, are included as part of this drug reimbursement methodology. AWP for most drugs is compiled and published by private companies, such as First DataBank, Inc., from information provided by manufacturers. Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As reported in the "Wall Street Journal," there are also several whistleblower lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturer's AWP for a particular drug. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated average wholesale prices of various drugs to First DataBank, which, in turn, reported these prices to its subscribers, including many state Medicaid agencies who then included these average wholesale prices in the state's reimbursement policies. In 2001, Bayer Corporation, an occasional supplier of hemophilia factor to us, agreed to pay $14 million in a settlement with the federal government and 45 states in order to close an investigation regarding these charges.

In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic AWP price for a number of the clotting factor and IVIG products that we sell. Consequently, a number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey. Although the Centers for Medicare and Medicaid Services ("CMS") had also announced that Medicare fiscal agents should calculate the amount that they pay for Medicare claims for certain drugs by using the lower prices on the First DataBank Market Price Survey, the proposal to include clotting factor in the lower Medicare pricing was withdrawn. CMS has announced that it will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to a lower average wholesale pricing for hemophilia factor.

On September 21, 2001, the United States House Subcommittees on Health and Oversight & Investigations held hearings to examine how Medicare reimburses providers for the cost of drugs. In conjunction with that hearing, the United States General Accounting Office issued its Draft Report recommending that Medicare establish payment levels for part-B prescription drugs and their delivery and administration that are more closely related to their costs, and that payments for drugs be set at levels that reflect actual market transaction prices and the likely acquisition costs to providers. On March 14, 2002, the Senate Finance Committee's Subcommittee on Health conducted a hearing on Medicare drug reimbursement issues, including AWP. This hearing reflects Congress' interest in possibly changing the manner in which the government reimburses providers for drugs.

More recently, on January 10, 2003, the United States General Accounting Office issued a report on Medicare payment for blood clotting factor finding that, similar to earlier findings about other drugs Medicare pays for, in 2001, Medicare's payment for blood clotting products exceeded the actual acquisition costs of providers. The government's inquiries and the changes occurring in the reporting of AWP and its related effects on Medicare and Medicaid prices could have a negative effect on our business. For example, if the reduced AWP published by First DataBank for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have an adverse effect on our business, including reducing the pricing and margins on certain of our products.

Specialty Pharmacy Services - Competition
The specialty pharmacy industry is highly competitive. Our competitors include other specialty pharmacy companies, prescription benefit managers, retail chain pharmacies, mail order and hospital based pharmacies. National competitors include Accredo Health, Caremark Rx, Priority Healthcare and Chronimed. The Specialty Pharmacy Services business unit competes in areas such as quality of service, pricing, reliability and availability of pharmacists and patient service representatives on an around-the-clock basis. The competitive strategy of the Specialty Pharmacy Services business unit is to stay close to and maintain a strong relationship with, on an individual basis, its patient and payor customer base.

Specialty Healthcare Services Business Unit

Our Specialty Healthcare Services business unit is a leading provider of wound care management services. Our Specialty Healthcare Services business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center programs that offer a comprehensive range of services for treatment of chronic wounds.

Financial information with respect to the Specialty Healthcare Services business unit, including information concerning revenues, profit or loss and total assets may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note M to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Specialty Healthcare Services - Market
Market Overview. Chronic wounds are common in patients with diabetes and venous stasis disease, as well as patients who are immobilized and afflicted with pressure sores. A chronic wound generally is a wound which shows no signs of significant healing in four weeks or has not healed in eight weeks. The healing of a wound is dependent upon adequate blood flow to stimulate new cell growth and combat infection. When adequate blood flow does not occur, the healing process is retarded, often resulting in a chronic wound that can last for months or years. Without effective treatment, a chronic wound may lead to more severe medical conditions, such as infection, gangrene and amputation, which are costly to payors and impede the quality of life for the patient.

According to Chronic Wound Care: U.S. Markets for Wound Management Products (Medical Data International, 1997), it is estimated that at least six million people suffer from chronic wounds in the United States. Of the six million people with chronic wounds, an estimated three million have pressure sores, over two million have diabetic ulcers and over one million suffer from venous stasis ulcers. Diabetic ulcers are responsible for 60,000 limb amputations each year, accounting for more than half of all such procedures not related to trauma. Venous stasis disease and pressure sores often afflict the elderly, who constitute the most rapidly growing segment of the U.S. population and account for a disproportionately large share of total U.S. health care expenditures. It is estimated that the wound care segment of the U.S. health care industry generated $5 billion in expenditures in 1997. It is also anticipated that the wound care market will continue to grow due to the aging population and the increasing incidence of health disorders, such as diabetes, which may lead to chronic wounds.

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

Specialty Healthcare Services - The Curative Approach to Chronic Wound Care
Our Specialty Healthcare Services Wound Management Program is a comprehensive array of diagnostic and therapeutic treatment regimens with all the components of care necessary to treat chronic wounds. The Wound Management Program is administered primarily through Specialty Healthcare Services' nationwide network of Wound Care Centers. We believe the Wound Management Program provides a better approach to chronic wound management than the traditional approach, which we believe lacks comprehensive wound programs, effective technology, positive outcomes and cost efficiency. Each Wound Management Program offers its patients an inter-disciplinary team of health care professionals, including a medical director, surgeon, nurse, case manager, nutritionist and endocrinologist.

In most cases, patients arriving at a Wound Care Center program have been treated with traditional wound healing techniques but continue to suffer from chronic wounds. In some cases, patients come to a Wound Care Center program after they have received an opinion from their primary physician that limb amputation may be required. In a retrospective review of Specialty Healthcare Services' clinical database for the nine-year period 1991-1999, it was determined that 15,922 patients treated under Specialty Healthcare Services' Wound Management Program had been recommended for amputation by a physician. After being treated under Specialty Healthcare Services' Wound Management Program, 13,704 patients, or approximately 86 percent, did not require a limb amputation. Further, the literature published on the cost of amputation documents that an amputation and related health care costs are $43,100 to $63,100 per patient amputation. Specialty Healthcare Services believes that this demonstrates the impact that Specialty Healthcare Services' Wound Management Program has on reducing health care costs and improving the quality of life. Upon the commencement of treatment under our Wound Management Program, medical personnel conduct a systematic diagnostic assessment of the patient. Specialized treatment protocols are then established for the patient, based on the underlying cause of the wound and the unique status of the patient. After the assessment phase, the course of treatment in the Wound Management Program may include revascularization, infection control, wound debridement, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications.

To measure the effectiveness of our Wound Management Program, Specialty Healthcare Services has developed a functional assessment scoring system to measure the healing of a wound. Under this system, a chronic wound is considered healed when (i) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals), (ii) maturing skin is present in the wound, (iii) there is minimal drainage from the wound, (iv) the wound requires only a protective dressing, and (v) the limb involved is functional. We have a proprietary database of patient outcomes that has been collected since 1988 containing approximately 375,000 patient records which indicate an overall healing rate of approximately 85 percent for patients completing therapy. In a meta-analysis entitled, "Healing of Diabetic Neuropathic Foot Ulcers Receiving Standard Care," and published in the May, 1999, issue of "Diabetes Care," internationally renowned wound care experts and researchers, David J. Margolis, M.D., and Jesse A. Berlin, S.C.D., studied a population of wound patients to determine the percentage who could be expected to heal within a defined period, after receiving what the authors defined as "good wound care." That study concluded that, "After 20 weeks of good wound care, 31 percent of diabetic neuropathic ulcers heal." Specialty Healthcare Services conducted a shadow analysis to compare healing rates of patients treated at our managed Wound Care Centers against the results of Margolis et al meta-analysis. Using the clinical database, we replicated the methodology and stratified the data to identify and compare patients with the same wound etiologies and treatment times as those in the meta-analysis. Our shadow analysis concluded that the Wound Care Center programs achieved a 61 percent healing outcome rate for patients with neuropathic ulcers in 20 weeks of treatment while the healing outcome rate in the meta-analysis was 31 percent. Therefore, our Wound Care Center programs were almost twice as effective in healing wounds as compared with the results from the meta-analysis.

A unique aspect of Specialty Healthcare Services' Wound Management Program, prior to June 2001, was the use of Procuren(R), a wound healing agent which was used to treat approximately six percent of patients. Procuren(R) was a naturally occurring complex mixture of several growth factors. Growth factors have been shown to promote the growth of skin, soft tissue and blood vessels. Procuren(R) was produced by stimulating the release of growth factors from platelets contained in the patient's own blood. Blood was taken from the patient at the treatment center and then sent to a Specialty Healthcare Services-operated blood processing facility located in the same state where the patient's blood was drawn. To produce Procuren(R), Specialty Healthcare Services separated the platelets from the remainder of the blood sample. Thrombin, a substance in the body that is active in the wound healing process, was added to the platelets, causing the platelets to release growth factors. The platelet shells were discarded and the growth factors were diluted and placed in a buffered solution which was frozen until used. When required as part of the patient's wound care treatment program, Procuren(R) was applied topically to the wound area by soaking a gauze dressing in the Procuren(R) solution and covering the wound area with the gauze. On January 2, 2001, we sold our Procuren(R) operations to Cytomedix, Inc. Under the terms of the agreement, Cytomedix acquired the assets associated with the Procuren(R) operations and became the exclusive manufacturer of Procuren(R), while Specialty Healthcare Services retained exclusive distribution rights for Procuren(R) in the United States. In May 2001, Cytomedix notified us that due to its financial difficulties, Cytomedix would discontinue offering Procuren(R) effective June 2001. Procuren(R) is no longer offered at Specialty Healthcare Services' Wound Care Center programs.

Specialty Healthcare Services - Strategy
Our Specialty Healthcare Services business unit's objective is to enhance its position as a leading disease management company in the chronic wound care market. Specialty Healthcare Services' growth strategy is to continue to improve and refine the Wound Management Program while broadening its delivery models to cover the entire continuum of care for wound management. Key elements of this strategy include:

Continue to Develop Specialty Healthcare Services' Nationwide Network of Outpatient Wound Care Center Programs. We intend to continue pursuing additional outpatient Wound Care Center programs on or near the campuses of acute care hospitals. As the result of terminations and non-renewals of contracts, Specialty Healthcare Services has seen a significant decline in the number of Wound Care Center programs it manages. Since December 2000, the total number of management contracts has declined from approximately 120 to 90 as of the end of 2002. Contract terminations have been effected for such reasons as reduced reimbursement, financial restructuring, bankruptcies or hospital closings. Additionally, Specialty Healthcare Services believes that hospitals choose to terminate or not renew contracts based upon decisions to terminate their programs or to operate them internally. Specialty Healthcare Services currently manages approximately 90 outpatient Wound Care Center programs and believes there is opportunity for growth. Specialty Healthcare Services has identified over 300 additional markets in the United States which it believes has the population necessary to support a dedicated wound care program. We believe hospitals are continually seeking low-cost, high-quality solutions to wound management, such as those provided by Specialty Healthcare Services. In addition, we believe the Wound Management Program enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients. As a result, we believe there is a significant opportunity for Specialty Healthcare Services to continue to expand its Wound Care Center operations through affiliation with acute care hospitals.

In October 2002, we signed a multi-year contract with VHA, Inc. ("VHA"), a cooperative representing more than 2,200 leading community-owned health care organizations and their affiliated physicians. Under this agreement, we will offer wound management services to VHA members which comprise 25 percent of the community-owned hospitals in the United States, including many of the nation's largest and most respected institutions.

Develop New Service Models to Enhance Market Penetration. We are actively developing new service models in new health care delivery settings, such as inpatient programs for acute care hospitals and long-term care facilities (e.g., nursing homes and long-term acute care hospitals). These new service models are being operated as a service to existing hospital customers. Pressure sores, the most common form of chronic wound, usually occur among nursing home, acute care and home care patients due to the sedentary lifestyle associated with those care settings. As we further develop our inpatient service models, we believe we will become more capable of penetrating the large pressure sore market.

Provide a Comprehensive Managed Care Product. Specialty Healthcare Services believes that wound care represents a significant cost to managed care organizations and that Specialty Healthcare Services has the ability to provide a variety of services to managed care payors. These services may include, among others, case management, accreditation services and other tools necessary to effectively manage wound care patients. With its Wound Management Program and increasing presence in multiple health care delivery settings, Specialty Healthcare Services can offer managed care payors a relationship which we believe will provide better patient healing outcomes and more cost-effective services for subscribers.

Enhance Specialty Healthcare Services' Wound Management Program. Specialty Healthcare Services currently offers a unique Wound Management Program which includes assessment, vascular studies, revascularization, infection control, wound debridement, growth factor therapy, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications. Specialty Healthcare Services is continually exploring and seeking advances in wound care management services and products which could enhance its current Wound Management Program. Specialty Healthcare Services is actively pursuing such advances through the continuous development of its current services and the consideration of acquisition opportunities and co-marketing arrangements with other providers of wound care products and services. Specialty Healthcare Services' current service offerings include furnishing hyperbaric oxygen services to interested hospital partners, forming alliances with companies marketing new wound care technologies and developing clinical research capabilities for the wound care center network.

Expand Into Other Disease Management Areas. Longer term, Specialty Healthcare Services is considering capitalizing on its disease management expertise by expanding its services into other disease management areas to meet the growing continuum of health care needs of patients and providers. We believe that there is a significant market potential for the delivery of other disease management services through its existing network of Wound Care Centers. The possibilities for expansion of our disease management services include the treatment of chronic wound related diseases, as well as non-chronic wound related diseases.

Specialty Healthcare Services - Wound Care Operations
Specialty Healthcare Services' wound care operations offer health care providers the opportunity to create specialty wound care departments designed to meet the needs of chronic wound patients. The initial focus of Specialty Healthcare Services' wound care operations has been hospital outpatient Wound Care Center programs. Specialty Healthcare Services is currently expanding its programmatic approach to wound care to inpatient settings, such as acute care hospitals and long-term care facilities. In these settings, Specialty Healthcare Services offers an inter-disciplinary approach to the treatment of chronic wounds in the inpatient settings to complement existing hospital Wound Care Center programs.

Hospital Outpatient Wound Care Centers. Outpatient Wound Care Center programs, located on or near the campuses of acute care hospitals, represent Specialty Healthcare Services' core business. A typical hospital outpatient Wound Care Center consists of approximately 2,500 square feet of space, comprised of four to eight exam rooms, a nursing station and physician and administrative offices. These Wound Care Center programs are designed to deliver all necessary outpatient services for the treatment of chronic wounds, with the hospital providing any inpatient care such as revascularization or surgical debridement.

Specialty Healthcare Services currently offers its hospital clients two outpatient Wound Care Center models, a management model and an "under arrangement" model, with a primary focus on developing management models. The differences between these two models relate primarily to the employment of the clinical staff at the Wound Care Center program and the basis for the management fees paid to Specialty Healthcare Services. In the management model, generally our only employee at the Wound Care Center program is the center's Program Director, and Specialty Healthcare Services generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, we employ all of the clinical and administrative staff (other than physicians) at the Wound Care Center program, and Specialty Healthcare Services generally receives fees based on the services provided to each patient. In all other material respects, the two models are identical. In both models, physicians remain independent, and Specialty Healthcare Services recruits and trains the physicians and staff associated with the Wound Care Center. The physicians providing services at a Wound Care Center program are recruited by Specialty Healthcare Services primarily from among the doctors who work at the hospital and practice in related areas. In addition, in both models, Specialty Healthcare Services' field support departments provide the staff at each Wound Care Center program with clinical oversight, quality assurance, reimbursement consulting, sales and marketing and general administrative support services. The terms of Specialty Healthcare Services' contract with each hospital are negotiated individually. Generally, in addition to the management fees described above, the contracts provide for development fees charged to the hospital. In both models, the hospital and the physician bill the patient for the services provided and are responsible for seeking reimbursement from insurers or other third-party payors.

The first Wound Care Center program opened in 1988, and there are approximately 90 hospital outpatient Wound Care Center programs currently in operation in 30 states. Specialty Healthcare Services has entered into contracts with three hospitals to open additional Wound Care Center programs. Specialty Healthcare Services' hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets. Specialty Healthcare Services selects hospital clients based on a number of criteria. A suitable hospital client typically can accommodate at least 200 inpatient beds, offers services which complement the Wound Management Program, including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves. Of Specialty Healthcare Services' approximately 90 current hospital outpatient Wound Care Center programs, 82 are management model centers and eight are "under arrangement" model centers. We anticipate that four of the existing under arrangement models will be converted to management models in 2003 because of pending reimbursement changes (see "Third-Party Reimbursement").

In expanding its product offering, Specialty Healthcare Services furnishes hyperbaric oxygen therapy ("HBO") services to interested hospital partners operating outpatient wound care centers. These services generally include furnishing HBO chambers and managing the program. As of December 31, 2002, Specialty Healthcare Services managed 12 HBO programs complementing existing hospital outpatient Wound Care Center programs, and such HBO programs accounted for approximately two percent of Specialty Healthcare Services' revenue.

Inpatient Wound Care Programs. Specialty Healthcare Services is addressing the needs of the inpatient wound care market through the development of new inpatient programs. These patients often have pressure sores resulting from inactivity. While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market. Specialty Healthcare Services has developed an inpatient program for its affiliated acute care hospitals that is directed at assisting those hospitals in identifying and managing inpatients in the acute care hospital that are at risk or who suffer from chronic wounds. The program is primarily directed at reducing the length of stay of those patients in the acute care setting. Specialty Healthcare Services has also developed a Wound Outreach Program(sm), whereby a nurse practitioner or physician assistant from an affiliated outpatient Wound Care Center program provides wound related services to long-term care facilities in surrounding cachement areas. As of December 31, 2002, Specialty Healthcare Services had contracts to manage 33 such inpatient programs at existing acute-care hospital customers of which 18 were operating as of December 31, 2002. Further, Specialty Healthcare Services has contracts to manage 27 programs that provide outreach wound care services to local long-term care facilities. Both programs are in the early stages of development and implementation. We cannot assure you that these programs will be successful in the future.

Contracts Terms and Renewals. Substantially all of the revenues of Specialty Healthcare Services are derived from management contracts with acute care hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 2003, the contract terms of 26 of Specialty Healthcare Services' management contracts will expire, including 19 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital, if specified performance criteria are not satisfied, or by Specialty Healthcare Services under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by Specialty Healthcare Services or the client hospital for various reasons prior to their scheduled expiration. During 2002, five hospital contracts expired without renewal, and an additional 20 hospital contracts were terminated by the client hospital prior to their scheduled expiration. Generally, Specialty Healthcare Services elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term. Specialty Healthcare Services believes that there were a number of reasons why hospitals chose to terminate their contract, including Specialty Healthcare Services' legal actions, hospital financial difficulties and the Medicare reimbursement changes which reduced hospital revenues. The continued success of Specialty Healthcare Services is subject to its ability to renew or extend existing management contracts and obtain new management contracts. We believe that hospitals choose to terminate or not to renew contracts based on decisions to terminate their programs or to convert their programs from independently-managed programs to programs operated internally. There can be no assurance that any hospital will continue to do business with Specialty Healthcare Services following the expiration of its management contract or earlier, if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels, which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by Specialty Healthcare Services, could result in the early termination of existing management contracts and would adversely affect the ability of Specialty Healthcare Services to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

Managed Care Operations. Specialty Healthcare Services' managed care strategy is currently focused on marketing Wound Care Center services to local managed care organizations ("MCOs") in concert with its hospital clients' efforts to promote all hospital-based services to such MCOs. Specialty Healthcare Services has been seeking to establish relationships with MCOs and other disease management companies to provide wound care services. Specialty Healthcare Services' contractual arrangements with MCOs and other disease management companies, which will vary based upon the needs of the particular customer, are expected to provide for Specialty Healthcare Services to receive compensation on a fee-for-service, fixed-case rate or at-risk capitation basis. While Specialty Healthcare Services anticipates that initially most of its managed care contracts will be fee-for-service or case-rate contracts, it expects that at-risk capitation could become a contracting method.

Specialty Healthcare Services has developed tools to help MCOs and other disease management companies assess their current wound care experiences (both clinical results and costs) against Specialty Healthcare Services' Wound Management Program in order to demonstrate that a wound care carve-out product can provide added value. To date, Specialty Healthcare Services has been unsuccessful in establishing managed care or disease management relationships.

To date, Specialty Healthcare Services' managed care operations have been limited. Although Specialty Healthcare Services or its hospital clients have been reimbursed for wound treatment by a number of MCOs on a case-by-case basis, Specialty Healthcare Services currently has no contracts that require or offer incentives to subscribers to use Specialty Healthcare Services' wound care services. There can be no assurance that Specialty Healthcare Services will be able to successfully expand its managed care operations.

Specialty Healthcare Services - Community Education and Marketing
Specialty Healthcare Services' community education and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as the growth in operating Wound Care Center programs. The professional community education component is locally managed and conducted by the Wound Care Center Program Directors under the supervision of the Regional Managers. The primary community education efforts are directed at physicians and other health care professionals to expand community awareness of the Wound Care Center services.

In addition, community education marketing plans are developed each year at each Wound Care Center program. The development and execution of the plan is the responsibility of the Program Director at the Wound Care Center along with the Corporate Marketing Department. The plan details the anticipated marketing for the year and may include radio and print advertising as well as professional symposiums and other community education. Specialty Healthcare Services markets the Wound Care Center concept to hospitals as a therapeutic "Center of Excellence." Specialty Healthcare Services believes that having a Wound Care Center can differentiate a hospital from its competitors and can increase the hospital's revenues through the introduction of new patients, which leads to an increase in appropriate ambulatory surgeries, X-rays, laboratory tests and inpatient surgeries such as debridements, vascular surgeries and plastic surgeries.

Specialty Healthcare Services' efforts to develop new wound management programs is headed by a Senior Vice President. This individual is responsible for the activities of the Directors of Development and Business Development Managers, whose primary role is the development of new wound care programs with acute care hospitals. As of December 31, 2002, Specialty Healthcare Services had four Directors of Development and one Business Development Manager.

Specialty Healthcare Services - Third-party Reimbursement
Specialty Healthcare Services, through its wound care operations, provides contractual management services for fees to acute care hospitals and other health care providers. These providers, in turn, seek reimbursement from third-party payors, such as Medicare, Medicaid, health maintenance organizations and private insurers, for clinical services rendered to patients insured by these payors. The availability of reimbursement from such payors has been a significant factor in Specialty Healthcare Services' ability to increase its revenue streams and will be important for future growth.

Each third-party payor formulates its own coverage and reimbursements policies. Although we have not, and we believe that our clients have not, in general experienced difficulty in securing third-party reimbursement for Wound Care Center services, some hospitals have experienced denials, delays and difficulties in obtaining such reimbursement. To our knowledge, no widespread denials have been received by hospitals regarding reimbursement for Wound Care Center clinical services. We discuss coverage and reimbursement issues with our hospital clients and third-party payors on a regular basis. Such discussions will continue as we seek to assure sufficient payments from third-party payors to our hospital customers for services managed by us so that our hospital customers and potential customers find it financially feasible to renew contracts or enter into contracts with Specialty Healthcare Services. Although no individual coverage and reimbursement decision is material to us, a widespread denial of reimbursement coverage for clinical services provided in the Wound Care Center programs would have a material adverse effect on our business, financial position and results of operations.

As a result of the Balanced Budget Act of 1997, CMS implemented the Outpatient Prospective Payment System ("OPPS") for all hospital outpatient department services furnished to Medicare patients beginning August 2000. Under the system, a predetermined rate is paid to hospitals for clinic services rendered, regardless of the hospital's cost. The new payment system does not provide comparable reimbursement for previously reimbursed services, and the payment rates for many services are insufficient for many of Specialty Healthcare Services' hospital customers, resulting in revenue and income shortfalls for the Wound Care Center operations managed by Specialty Healthcare Services on behalf of the hospitals. As a result, Specialty Healthcare Services has renegotiated and modified most of its management contracts which has resulted in reduced revenue and income to Specialty Healthcare Services from the modified contracts and, in numerous cases, contract termination. Specialty Healthcare Services expects that contract renegotiation and modification with many of its hospital customers will continue, which could result in further reduced revenues and income to Specialty Healthcare Services from those contracts and even contract terminations. The results could have a material effect on Specialty Healthcare Services' business, financial condition and results of operations.

The Wound Care Center programs managed by Specialty Healthcare Services on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare outpatient reimbursement system. With OPPS,

Medicare published criteria for determining when programs may be designated "provider based entities." Programs that existed prior to October 1, 2000 are grandfathered by CMS to be "provider based entities" until the start of their next cost reporting period beginning on or after July 1, 2003. At that time, the hospital would be required to submit an attestation to the appropriate Regional Office, attesting that the program meets all the requirements for provider based designation. Programs that started on or after October 1, 2000 are required to file an application for provider based designation status. We timely advised each of our hospital clients of the mandatory application procedures. Of the eight "under arrangement" models in our Specialty Healthcare Services business unit, where we, not the hospital, employ the clinical and administrative staff that work in the center, four are potentially at risk for not meeting the criteria for a "provider based entity." As a result, Specialty Healthcare Services has been in discussions with its "under arrangement" hospital customers to convert the programs to management models where the hospital employs the clinical and administrative staff. Although we believe that the programs we manage substantially meet the current criteria to be designated "provider based entities," a widespread denial of such designation would harm our business.

Specialty Healthcare Services - Competition
Our principal competition in the chronic wound care market consists of specialty clinics that have been established by some hospitals or physicians. Additionally, there are a number of private companies which provide wound care services through an HBO program format. In the market for disease management products and services, we face competition from other disease management entities, general health care facilities and service providers, biopharmaceutical companies, pharmaceutical companies and other competitors. Many of these companies have substantially greater capital resources and marketing staffs, and greater experience in commercializing products and services, than we have. In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with our chronic wound program. There can be no assurance that we will be able to enter into co-marketing arrangements with respect to these products or that we will be able to compete effectively against such companies in the future.

Government Regulation

Our operations and the marketing of our services are subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. We believe that we are currently in substantial compliance with applicable laws, regulations and rules. However, we cannot assure you that a governmental agency or a third party will not contend that certain aspects of our business are subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal and civil penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on our business.

Any change in current regulatory requirements or related interpretations by, or positions of, state officials where we operate could adversely affect our operations within those states. In states where we are not currently located, we intend to utilize the same approaches adopted elsewhere for achieving state compliance. However, state regulatory requirements could adversely affect our ability to establish operations in such other states.

Various state and federal laws and agencies regulate providers of health care services and suppliers of biopharmaceutical and pharmaceutical products, including the products and services that we distribute and sell. These laws include, but are not limited to, the following:

Licensure and Registration
We are required by various states to be licensed as an in-state pharmacy and, within most other states where we distribute prescription drugs, we are required to be licensed as an out-of-state pharmacy.

In addition, federal controlled substance laws mandate that we register our pharmacy and repackaging locations with the federal Drug Enforcement Administration as well as conform with recordkeeping, labeling and security regulations when dispensing controlled substances.

We believe that we are currently in substantial compliance with all state licensing and registration laws applicable to our business. However, if we are found to not be in compliance, we could be subject to fines and penalties which could have an adverse effect on our business.

Fraud and Abuse Laws
These laws, specifically the Anti-Kickback laws, include the fraud and abuse provisions and referral restrictions of the Medicare and Medicaid statutes, as well as other federally funded programs, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare and Medicaid patients or for purchasing, arranging for or recommending the purchasing, leasing or ordering of Medicare or Medicaid covered services, items or equipment.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients.

The Office of Inspector General ("OIG") from time to time publishes its interpretations on various fraud and abuse issues and about fraudulent or abusive activities OIG deems suspect and potentially in violation of the federal laws, regulations and rules. If our actions are found to be inconsistent with OIG's interpretations, such actions could have a material adverse effect on our business.

Due to the complexity of such anti-kickback laws, the Department of Health and Human Services ("HHS") has established certain safe harbor regulations whereby various payment practices are protected from criminal or civil penalties. However, an activity that is outside a safe harbor is not necessarily deemed illegal.

Violations of these fraud and abuse laws may result in fines and penalties as well as civil or criminal penalties for individuals or entities, including exclusion from participation in the Medicare or Medicaid programs. Several states have adopted similar laws that cover patients in both private and government programs. Because the anti-fraud and abuse laws have been broadly interpreted, they limit the manner in which we can operate our business and market our services to, and contract for services with, other health care providers.

The Stark Law
Federal and some state laws impose restrictions on the relationships between providers of health care services or products and other persons or entities, such as physicians and other clinicians, including with respect to employment or service contracts, investment relationships and referrals for certain designated health services. Outpatient prescription drugs are one of the designated services. There is considerable uncertainty about some facets of these laws, especially the federal law, since only the first of two phases of final regulations has been issued and as it is unclear as to when the second phase will be published. We believe we have structured our operations in an attempt to comply with these provisions. Periodically, there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. We cannot assure you that the federal government, or other states in which we operate, will not enact similar or more restrictive legislation or restrictions or interpret existing laws and regulations in a manner that could harm our business.

Professional Fee Splitting
The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to judicial and regulatory interpretation.

Pharmacy Operation Laws
Our pharmacies are subject to various state laws relating to pharmacy operation, including requirements regarding licensure and handling, securing, storing, labeling, dispensing, record-keeping and reporting for pharmaceutical products, as well as patient confidentiality requirements and prohibitions on fee-splitting by pharmacies. Additionally, many state boards of pharmacy require pharmacies to provide counseling to customers. We believe we are in substantial compliance with these requirements. However, if we are found to not be in compliance, we could be subject to fines and penalties which could have an adverse effect on our business.

Professional Licenses
State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. In addition, in some states, coordination of nursing services for patients could necessitate licensure as a home health agency or other licensed entity and/or could necessitate the need to use licensed nurses to provide certain patient directed services. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure or even cease our business in that state.

False Claims Act
Federal and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements. Such requirements would apply to the operations of our pharmacies and to the hospital customers to which we provide wound care management services. Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government. As such "whistleblower" lawsuits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, health care providers affected are often unaware of the suit until the government has made its determination and the seal is lifted.

HIPAA - Administrative Simplification
The Administrative Simplification Provisions of HIPAA require HHS to adopt standards to protect the security and privacy of health-related information. In February 2002, HHS issued final rules concerning the security standards, do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, health care clearinghouses and health care providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability. The compliance deadline will occur in April 2005, and we are in the process of reviewing these new final regulations to ensure that our systems meet these security standards.

With respect to the privacy standards, HHS published final rules in December of 2000. However, on August 14, 2002, HHS published final modifications to the privacy standards. The final modifications eliminate the need for patient consent when the protected information is disclosed for treatment payment issues or health care operations. In addition, the final modifications clarified the requirements related to the authorizations, marketing and minimum necessary disclosures of information. All health care providers are required to be compliant with the new federal privacy requirements no later than April 14, 2003. HIPAA privacy standards contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by HIPAA privacy regulations can result in the following fines and/or imprisonment: (i) civil money penalties for HIPAA privacy violations are $100 per incident, up to $25,000, per person, per year, per standard violated; (ii) a person who knowingly and in violation of HIPAA privacy regulations obtains individually identifiable health information or discloses individually identifiable health information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (iii) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (iv) if the offense is done with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Although these standards were to become effective October 2002, Congress has extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension.

We must meet the various HIPAA standards by the deadlines noted above. The decentralized nature of our operations could represent significant challenges to us in the implementation of these standards. If we are found to not be in compliance, we could be subject to fines, penalties and other actions which could have an adverse effect on our business.

Confidentiality
Under federal and state laws, we must adhere to stringent confidentiality regulations intended to protect the confidentiality of patient records.

Ongoing Investigations
Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients or referral sources. We believe our current and planned activities are substantially in compliance with applicable legal requirements. We cannot assure you, however, that a governmental agency or a third party will not contend that certain aspects of our business are subject to, or are not in compliance with, such laws, regulations or rules, or that state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor, or that future interpretations of such laws will not require structural or organizational modifications of our existing business or have a negative impact on our business. Applicable laws and regulations are very broad and complex, and, in many cases, the courts interpret them differently, making compliance difficult. Although we try to comply with such laws, regulations and rules, a violation could result in denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules, or reform of the structure of health care delivery systems and payment methods, could have a material adverse effect on our business.

Intellectual Property

Our success depends in part on our ability to maintain trade secret protection and operate without infringing on or violating the proprietary rights of third parties. In addition, we also rely, in part, on trade secrets, proprietary know-how and technological advances which we seek to protect by measures, such as confidentiality agreements with our employees, consultants and other parties with whom we do business. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known, be independently discovered by others or found to be unprotected.

Wound Care Center(R), Wound Management Program(TM) and our name, Curative Health Services(TM), with our logo are our trademarks. This report also includes trade names and marks of other companies.

Employees

As of December 31, 2002, we employed 340 full-time employees, of which 111 were in Specialty Pharmacy Services business unit, 182 employees were in Specialty Health Services business unit and 47 were in various support departments. We expect to add additional personnel to our business units in the next year. We believe that our relations with our employees are good.

Available Information

Our filings with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports are available free of charge through our Internet website (http://www.curative.com) as soon as reasonably practicable after these materials are electronically filed with the SEC.

Item 2.    Properties

Our headquarters are located in Hauppauge, Long Island, New York. We lease this 30,000 square foot facility under a lease through 2006. Additionally, through our Specialty Pharmacy Services business unit, we lease office, pharmacy and warehouse space in various states. We believe that our facilities are adequate and suitable for our operation. Our Specialty Healthcare Services business unit operates hospital outpatient Wound Care Center programs in facilities which are owned or leased by the hospitals.

Item 3.    Legal Proceedings

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to our operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "CURE." As of March 3, 2003, there were approximately 188 holders of record of the Company's common stock. The Company has not paid any cash dividends since its inception. The Company currently does not intend to pay cash dividends in the foreseeable future but intends to retain all earnings, if any, for use in its business operations.

The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of the common stock as quoted on the Nasdaq National Market System:

             2002                             High            Low
             ----                          ----------      ----------
             Fourth Quarter                 $ 17.74        $ 10.90
             Third Quarter                    17.97          10.00
             Second Quarter                   16.78          10.25
             First Quarter                    22.75           9.20

             2001
             ----
             Fourth Quarter                 $ 15.49        $  9.50
             Third Quarter                     9.96           5.60
             Second Quarter                    8.02           5.20
             First Quarter                     6.78           5.50

The closing sale price for the common stock as quoted on the Nasdaq National Market System on March 14, 2003 was $16.60.

The following table summarizes the Company's equity compensation plans as of December 31, 2002:

                                                Equity Compensation Plan Information

     --------------------------------- ------------------------- ------------------------- ----------------------
                                       Number of securities to       Weighted average      Number of securities
                                       be issued upon exercise      exercise price of       remaining available
     Plan Category                      of outstanding options     outstanding options      for future issuance
     --------------------------------- ------------------------- ------------------------- ----------------------
     Equity compensation plans
     approved by security holders             2,014,257                  $ 14.42                   896,294
     --------------------------------- ------------------------- ------------------------- ----------------------
     Equity compensation plans not
     approved by security holders             1,440,706 (a)(b)           $ 11.13                 1,038,685
     --------------------------------- ------------------------- ------------------------- ----------------------
     Total                                    3,454,963                  $ 12.51                 1,934,979
     --------------------------------- ------------------------- ------------------------- ----------------------

      (a) Under the 2001 Broad-Based Stock Incentive Plan, as amended (the "Plan"), the Company can grant options, stock appreciation rights ("SAR's"), restricted stock, restricted stock units, performance awards, other stock grants or other stock-based awards. The total number of shares that may be granted under the Plan, and the total number of shares of common stock that may be purchased upon exercise of stock options (not incentive stock options) is 2,000,000. As of December 31, 2002, options to purchase an aggregate of 1,030,706 shares of the Company's common stock were outstanding under the Plan. Any employee, officer, consultant, independent contractor and non-employee directors providing services to the Company or any of its affiliates is eligible to receive awards under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee has the authority to grant awards to officers and directors up to an aggregate maximum amount that does not equal or exceed fifty percent (50%) of the common stock authorized to be issued pursuant to options granted under the Plan. No awards may be granted under the Plan after July 30, 2011. The exercise price per share under any stock option, the grant price of any SAR, and the purchase price of any security which may be purchased under any other stock-based award shall not be less than 100% of the fair market value of the Company's common stock on the date of grant of such option, SAR or award.

The Plan provides that the Committee may grant reload options, separately or together with another option, and may establish the terms and conditions of such reload options. Pursuant to a reload option, the optionee would be granted a new option to purchase the number of shares not exceeding the sum of (i) the number of shares of common stock tendered as payment upon the exercise of the option to which such reload option relates, and (ii) the number of shares of the Company's common stock tendered as payment of the amount to be withheld under income tax laws in connection with the exercise of the option to which such reload option relates. Reload options may be granted with respect to options granted under any stock option plan of the Company.

The holder of restricted stock may have all of the rights of a shareholder of the Company, including the right to vote the shares subject to the restricted stock award and to receive any dividends with respect thereto, or such rights may be restricted as the Committee imposes. Restricted stock may not be transferred by the holder until any restrictions established by the Committee have lapsed. Upon termination of the holder's employment during the restriction period, restricted stock and restricted stock units are forfeited, unless the Committee determines otherwise.

If any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares of common stock or other securities of the Company or other similar corporate transaction or events affects the shares of common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or under an award, the Committee may, in such manner as it deems equitable or appropriate in order to prevent such dilution or enlargement of any such benefits or potential benefits, adjust any or all of (a) the number and type of shares (or other securities or property) which thereafter may be made the subject of awards, (b) the number and type of shares (or other securities or property) subject to outstanding awards, and (c) the purchase or exercise price with respect to any award.

The Board of Directors may amend, alter, suspend, discontinue or terminate the Plan at any time, provided that, no such amendment, alteration, suspension, discontinuation or termination shall be made, that would violate the rules or regulations of the Nasdaq National Market or of any securities exchange applicable to the Company.

        (b) The total amount of free-standing options granted in 2002 was 410,000. The free-standing options granted include options issued as an inducement for new hires and/or in connection with new hires associated with acquisitions by the Company.

Item 6.    Selected Consolidated Financial Data

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Five year selected consolidated financial data of Curative Health Services, Inc. and subsidiaries for the years ended December 31 is as follows (in thousands, except per share data):

                                                     2002            2001            2000           1999           1998
                                                 -------------    ------------    -----------    -----------    ------------
Statement of Operations Data:
Total revenues                                    $ 139,229        $  81,638        $ 77,691        $101,209       $103,987
Costs and operating expenses:
   Costs of products sales and services              89,297           55,666          51,073          59,945         56,035
   Selling, general and administrative               26,401           51,466          29,441          26,273         23,358
                                                  ---------        ---------        --------        --------       --------
   Total costs and operating expenses               115,698          107,132          80,514          86,218         79,393
                                                  ---------        ---------        --------        --------       --------

Income (loss) from operations                        23,531          (25,494)         (2,823)         14,991         24,594

Interest (expense) income, net                       (1,111)             816           2,609           2,037          2,660
Other income                                          1,907               --              --              --             --
                                                  ---------        ---------        --------        --------       --------

Income (loss) before income taxes                    24,327          (24,678)           (214)         17,028         27,254
Income tax provision (benefit)                        9,682           (2,473)            (86)          6,566         10,217
                                                  ---------        ---------        --------        --------       --------

Net income (loss)                                 $  14,645        $ (22,205)       $   (128)       $ 10,462       $ 17,037
                                                  =========        =========        ========        ========       ========

Net income (loss) per common share, basic         $    1.30        $   (3.09)       $  (0.01)       $   0.99       $   1.34
                                                  =========        =========        ========        ========       ========

Net income (loss) per common share, diluted       $    1.20        $   (3.09)       $  (0.01)       $   0.97       $   1.30
                                                  =========        =========        ========        ========       ========

Denominator for basic earnings per share,
weighted average common shares                       11,280            7,193           8,780          10,559         12,704
                                                  =========        =========        ========        ========       ========

Denominator for diluted earnings per share,
weighted average common shares                       12,207            7,193           8,780          10,756         13,071
                                                  =========        =========        ========        ========       ========


Balance Sheet Data:
Working capital                                   $  17,549        $   2,525        $ 44,394        $ 55,456       $ 76,419
Total assets                                        186,444           76,439          75,166          87,910        109,121
Long-term liabilities                                26,076            6,000              --              --             --
Retained earnings                                    17,043            2,398          24,603          24,731         14,269
Stockholders' equity                                120,901           36,004          55,570          71,600         93,396

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc. ("Curative" or the "Company") is a leading disease management company that operates in two business segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy operations, the Company purchases various pharmaceutical products, including both biopharmaceuticals (biological products, e.g., hemophilia factor), as well as pharmaceuticals (i.e., drugs), from suppliers and then contracts with insurance companies and other payors to provide direct to patient distribution of, education about, reimbursement and other support services, including injection or infusion services, related to these biopharmaceutical and pharmaceutical products. The Company's Specialty Pharmacy revenues are derived primarily from fees paid by insurance companies and other payors for the purchase and distribution of these biopharmaceuticals and pharmaceuticals and for injection or infusion services provided. Further, as part of its Specialty Pharmacy operations, the Company provides biopharmaceutical and pharmaceutical product distribution and support services under contract with retail pharmacies for which it receives product supply and related service fees. The biopharmaceutical and pharmaceutical products distributed and the injection or infusion therapies offered by the Company are used by patients with chronic or severe conditions such as hemophilia, respiratory syncytial virus, immune system disorders, rheumatoid arthritis, hepatitis C, multiple sclerosis, post chemotherapy and growth hormone deficiency. The Company contracts with 283 payors and 16 retail pharmacies. The Specialty Pharmacy Services business unit provides services directly to patients and caregivers and delivers its products via overnight mail or courier, retail pharmacy and through its community-based representatives.

The Specialty Healthcare Services business unit contracts with hospitals to manage outpatient Wound Care Center programs. These Wound Care Center programs offer a comprehensive range of services that enable the Specialty Healthcare Services business unit to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Specialty Healthcare Services currently operates two types of Wound Care Center programs with hospitals: a management model and an "under arrangement" model.

In the management model, Specialty Healthcare Services provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, Specialty Healthcare Services provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent. Specialty Healthcare Services offers assistance in recruiting and provides training in wound care to the physicians and staff associated with the Wound Care Center programs.

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

Revenue recognition. Specialty Pharmacy Services' revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office. Specialty Healthcare Services' revenues are recognized after the management services are rendered and are billed monthly in arrears.

Trade receivables. Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable, and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. As of December 31, 2002, the Company's reserves for accounts receivable, excluding reserves related to acquired receivables, was approximately 7.5 percent of total receivables.

Inventories. Inventories are carried at the lower of cost or market on a first in, first out basis. Inventory consists of high cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventory balances at December 31, 2002 are reasonably accurate, there can be no assurances that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred tax assets. The Company has approximately $3.2 million in net deferred tax assets as of December 31, 2002 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

Goodwill and Intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of the separately identifiable intangibles, such as pharmacy and customer relationships, covenants not to compete, and trademarks. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142 (which supersedes APB Opinion No. 17, Intangible Assets), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 require non-amortization of goodwill and indefinite lived intangible assets acquired after June 30, 2001. However, the impairment provisions of SFAS No. 142 apply to these assets upon adoption of SFAS No. 142. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., year beginning January 1, 2002 for the Company). The non-amortization provisions of SFAS No. 142 apply to the Company's excess investment in Accordant Health Services, Inc. ("Accordant") as well (see Note C). Application of the non-amortization provisions of SFAS No. 142 resulted in a decrease in amortization expense for the year ended December 31, 2002 of approximately $1.7 million for the Company.

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

Results of Operations

Fiscal Year 2002 vs. Fiscal Year 2001

Revenues. The Company's revenues increased $57.6 million, or 71 percent, to $139.2 million for the fiscal year ended December 31, 2002 compared to $81.6 million for the fiscal year ended December 31, 2001.

Product revenues increased $67.8 million, or 184 percent, to $104.6 million in 2002 from $36.8 million in 2001. The increase in product revenues is primarily attributable to the growth of hemophilia patient revenues, the inclusion of eBioCare.com, Inc. ("eBioCare") for 12 months in 2002 versus nine months in 2001, and the inclusion of the Specialty Pharmacy acquisitions done or completed in 2002, offset by a reduction in Procuren(R) revenues of $1.7 million as the result of the Company no longer offering Procuren(R) and a reduction of $11.3 million in Specialty Pharmacy Services unprofitable injectable product sales. In 2002, product revenues included $83.2 million of hemophilia related products and $21.4 million of other injectable products.

Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased 23 percent to $34.7 million in 2002 from $44.9 million in 2001. The service revenues decrease of $10.2 million is attributable to the operation of an average of 96 Wound Care Center programs in 2002 as compared to an average of 114 in 2001 as the result of contract terminations and renegotiation of existing contracts to lower fee structures. At any time during the year, 10 percent to 20 percent of the Specialty Healthcare Services business unit's contracts are renegotiated with client hospitals for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third-party payors. Program terminations by client hospitals have been affected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. Further, the Medicare program implemented a new reimbursement system during 2000 for hospital outpatient services which has reduced reimbursement rates to hospitals. The termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Specialty Healthcare Services business unit's revenue. During the past several years, the Specialty Healthcare Services business unit's new contract development has been slower than historically experienced given the legal uncertainties that the business unit was facing, as well as the increasing financial difficulties hospitals are facing. Any inability of the Company to develop new Wound Care Center programs could continue the revenue decline in the Specialty Healthcare Services business unit. The Specialty Healthcare Services business unit has and expects that it will continue to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations. The Specialty Healthcare Services business unit has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. These initiatives include new product offerings such as inpatient wound care programs at acute care hospitals focusing on pressure sores, and wound outreach programs whereby nurse practitioners or physicians from affiliated Wound Care Centers provide related services to long term-care facilities in surrounding cachement areas. All of these programs are currently being offered to hospitals.

Cost of product sales. The cost of product sales increased $44.6 million, or 150 percent, to $74.4 million in 2002 from $29.8 million in 2001. The increase is attributable to the growth of hemophilia patient revenues, the Specialty Pharmacy acquisitions in 2002, and the inclusion of 12 months of costs related to eBioCare in 2002 versus nine months in 2001, offset by the reduction in Procuren(R) related costs of $1.9 million as the result of the elimination of Procuren(R) sales, and a reduction in sales of Specialty Pharmacy Services unprofitable injectable products. As a percentage of product sales, the cost of product sales in 2002 was 71 percent compared to 81 percent in 2001. This improvement is attributable to a higher mix of hemophilia and IVIG related product sales in the Specialty Pharmacy Services business unit and the elimination of Procuren(R) sales.

Cost of Services. The cost of services, attributed entirely to the Specialty Healthcare Services business unit, decreased $11.0 million, or 42 percent, to $14.9 million in 2002 from $25.9 million in 2001. The decrease is attributable to reduced staffing and operating expenses of approximately $3.6 million related to the operation of an average of 96 programs in 2002 as compared to an average of 114 programs operating in 2001. Additionally, there were eight fewer under-arrangement programs in operation at the end of fiscal year 2002 as compared to fiscal year 2001, at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. In 2002, the reduction in the number of under-arrangement programs accounted for approximately $3.1 million of the decrease in the cost of services. As a percentage of service revenues, the cost of services in 2002 was 43 percent compared to 58 percent in 2001. This improvement is primarily attributable to contract renegotiations and the reorganization done by the Company in the fourth quarter of 2001.

Selling, General and Administrative. Selling, general and administrative expenses decreased $25.1 million, or 49 percent, to $26.4 million in 2002 from $51.5 million in 2001. Selling, general and administrative expenses in 2001 included costs of $17.0 million for the Department of Justice ("DOJ") settlement, $6.5 million for settlement of the shareholder lawsuit, $4.1 million for a reorganization of the Company's business and $1.7 million in goodwill amortization not required in 2002 (see Note A). Excluding these charges, selling, general and administrative expenses increased $2.5 million due to an increase of $3.4 million in Specialty Pharmacy Services expenses attributable to the 2002 acquisitions and increased costs related to additional corporate staff, offset by a decrease in expenses related to Specialty Health Services of $2.3 million. As a percentage of revenues, selling, general and administrative expenses were 19 percent in 2002 compared to 63 percent in 2001. The improvement is due to the increased revenue base and lower Specialty Healthcare Services expenses in 2002 and the elimination of the DOJ and shareholder lawsuit settlement costs, reorganization charges and goodwill amortization.

Interest income (expense). Interest income in 2002 was $.1 million as compared to $.8 million in 2001. The decline in interest income is the result of the Company utilizing its available cash for its acquisition strategy. Interest expense was $1.2 million in 2002 as compared to zero in 2001. The increase in interest expense is the result of the amounts payable to the DOJ and increased borrowings and uses of notes payable to partially fund the Special Pharmacy acquisitions (see Note D).

Other income. Other income for 2002 includes $1.9 million related to the Company's sale of its interest in Accordant (see Note C).

Net Income. Net income was $14.6 million, or $1.20 per diluted share, in 2002 compared to a net loss of $22.2 million, or $(3.09) per diluted share, in 2001. The 2001 loss included expenses of $17.0 million for the DOJ settlement, $6.5 million for settlement of the shareholder lawsuit, $4.1 million for a reorganization of the Company's business units and $1.7 million in goodwill amortization not required in 2002 (see Note A). Excluding these costs, the increases in earnings of $7.5 million in 2002 is primarily attributable to the inclusion of the 2002 results related to the Specialty Pharmacy acquisitions, the elimination of Procuren(R) product sales, a reduction of Specialty Healthcare Services' selling, general and administrative costs.

Fiscal Year 2001 vs. Fiscal Year 2000

Revenues. The Company's revenues increased to $81.6 million in 2001 from $77.7 million in 2000, a five percent increase. Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased to $44.9 million in 2001 from $71.5 million in 2000, a decrease of $26.6 million, and revenues from product sales increased to $36.8 million in 2001 from $6.1 million in 2000. The increase in product revenues is attributable to the inclusion of Specialty Pharmacy Services revenues of $35.1 million in 2001, offset by a reduction in Procuren(R) product revenues in 2001 of $4.4 million. Revenues from the Specialty Healthcare Services business unit totaled $46.5 million in 2001, a decrease of $31.2 million, or 40 percent, and revenues from the Specialty Pharmacy business unit totaled $35.1 million for the nine months of 2001 that the Company owned eBioCare. The Specialty Healthcare Service business unit ended 2001 with 96 hospital based Wound Care Center programs compared with 126 at the end of 2000. The $25.0 million decrease in revenues for the Specialty Healthcare business unit is attributable to the termination of 36 programs during 2001, renegotiation of existing contracts which resulted in reduced revenue to the Company, the conversion of eight under arrangement model programs to management models, which have lower revenue and expenses, and a reduction of Procuren(R) revenues as a result of a decline and subsequent elimination of Procuren(R) as a product offered by the Company. Specialty Healthcare Services revenues at existing centers declined 25 percent in 2001, primarily due to such renegotiations, conversions and declining Procuren(R) revenues. At any time during the year, 10 percent to 20 percent of the Specialty Healthcare Services business unit's contracts are renegotiated with client hospitals for a variety of contractual terms or issues. Historically, some contracts have expired without renewal and others have been terminated by the Company or the client hospital for various reasons prior to their scheduled expiration. Hospitals are currently facing financial challenges associated with lower occupancy rates and reduced revenue streams due to pricing pressures from third-party payors. Program terminations by client hospitals have been affected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. Further, the Medicare program implemented a new reimbursement system during 2000 for hospital outpatient services which has reduced reimbursement rates to hospitals. The termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Specialty Healthcare Services business unit's revenue. During the past several years, the Specialty Healthcare Services business unit's new contract development has been slower than historically experienced given the legal uncertainties that the business unit was facing, as well as the increasing financial difficulties hospitals are facing. Any inability of the Company to develop new Wound Care Center programs could continue the revenue decline in the Specialty Healthcare Services business unit. The Specialty Healthcare Services business unit has and expects that it will continue to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations. The Specialty Healthcare Services business unit has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. These initiatives include new product offerings such as inpatient wound care programs at acute care hospitals focusing on pressure sores, and wound outreach programs whereby nurse practitioners or physicians from affiliated Wound Care Centers provide related services to long term-care facilities in surrounding cachement areas. All of these programs are currently being offered to hospitals. Total new patients to the Specialty Healthcare Services business unit Wound Care Centers decreased 17 percent to 49,390 in 2001 from 59,834 in 2000. The total number of patients receiving Procuren(R) therapy decreased 81 percent to 674 in 2001 from 3,470 in 2000. Effective July 2001, Procuren(R) was eliminated as an offered product at the Specialty Healthcare Services Wound Care Centers.

For the nine months of ownership of eBioCare in 2001, the Company's Specialty Pharmacy Services business unit contributed revenues of $35.1 million. Specialty Pharmacy Services revenues from sales of hemophilia related products were $18.4 million, and revenues from injectable products were $16.7 million. During the fourth quarter of 2001, the Specialty Pharmacy Services business unit renegotiated or terminated a number of contracts that were deemed to be unprofitable. As a result, the Specialty Pharmacy Services business unit expected that the rate of growth in injectable product sales would slow while, at the same time, improving contribution margins.

Cost of product sales. Costs of product sales increased to $29.8 million in 2001 from $7.3 million in 2000, an increase of $22.5 million. The increase was attributable to the inclusion of Specialty Pharmacy Services cost of sales of $27.9 million related to the eBioCare acquisition, offset by a reduction in Specialty Healthcare Services cost of sales of $5.4 million related to lower Procuren(R) sales in 2001. In January 2001, the Company completed the sale of its Procuren(R) operations to Cytomedix, Inc. (See Note B to consolidated financial statements.) In June 2001, Cytomedix exercised its right under the purchase agreement to cease the production of Procuren(R). As a result, the Specialty Healthcare Services business unit no longer offers Procuren(R) at its Wound Care Center programs. As a percentage of product sales, cost of product sales was 81 percent in 2001 as compared to 118 percent in 2000. The improvement is attributable to the inclusion of Specialty Pharmacy Services sales, which have higher gross margins than Procuren(R), in 2001 and the elimination of Procuren(R) as an offered product.

Costs of services. Costs of services, attributed entirely to the Specialty Healthcare Services business unit, decreased to $25.9 million in 2001 from $43.8 million in 2000, a decrease of $17.9 million. The decrease is attributable to reduced staffing and operating expenses of approximately $6.0 million related to the operation of 96 programs at the end of 2001 as compared to 126 programs operating at the end of 2000. Additionally, there were 20 fewer under-arrangement programs in operation at the end of 2001 as compared to the same period for 2000 at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For 2001, this reduction in the number of under-arrangement programs accounted for approximately $6.1 million of the decrease in product costs and services. During 2000, the Company eliminated 58 sales positions, which resulted in cost reductions of $4.0 million in 2001 as compared with 2000. As a percentage of Specialty Healthcare Services service revenues, costs of services for 2001 was 58 percent compared to 61 percent for 2000. The improvement in 2001 was attributed to the elimination of sales positions in 2000 and a higher percentage of Specialty Healthcare Services revenues coming from management service type contracts at which gross margins were higher.

Cost of product sales and services for the first nine months of ownership of eBioCare totaled $29.8 million. As a percentage of Specialty Pharmacy Services revenues, Specialty Pharmacy Services costs of product sales and services was 84 percent during the first nine months of ownership of eBioCare. During the fourth quarter of 2001, the Specialty Pharmacy Services business unit renegotiated or terminated a number of contracts that were deemed to be unprofitable. As a result, the Specialty Pharmacy Services business unit expects that the rate of growth in injectable product sales will slow while, at the same time, improving contribution margins.

Selling, general and administrative. Selling, general and administrative expenses increased to $51.5 million in 2001 from $29.4 million in 2000, an increase of $22.1 million. The increase in selling, general and administrative expenses for 2001 was due to the inclusion of charges of $17.0 million for the DOJ settlement, $6.5 million for settlement of the shareholder lawsuit, $4.1 million for a reorganization of the Company's business units and the inclusion of Specialty Pharmacy Services selling, general and administrative expenses of $3.5 million for the first nine months of ownership of eBioCare and goodwill amortization expense of $1.3 million related to the purchase of eBioCare. The increase was partially offset by a reduction in Specialty Healthcare Services selling, general and administrative expenses of $7.5 million as a result of a reduction in workforce and reorganization of the business done in 2000. As a percentage of revenues, selling, general and administrative expenses were 63 percent in 2001 compared to 38 percent in 2000. The increase was attributable to the charges taken in 2001.

Interest income. Interest income was $.8 million in 2001 compared to $2.6 million in 2000. The decrease is attributable to the utilization of the Company's cash and marketable securities to purchase eBioCare in March of 2001.

Net loss. Net loss increased to $22.2 million, or $(3.09) per diluted share, in 2001 from $.1 million, or $(.01) per diluted share, in 2000. The increased net loss of $22.1 million was primarily due to the DOJ settlement, shareholder lawsuit settlement, reorganization charges, reduced interest income and increased goodwill amortization expense.

Liquidity and Capital Resources

Working capital was $17.5 million at December 31, 2002 compared to $2.5 million at December 31, 2001. Total cash and cash equivalents as of December 31, 2002 was $2.6 million. The ratio of current assets to current liabilities was 1.4:1 at December 31, 2002 and 1.1:1 at December 31, 2001. The improvement in the Company's working capital and current ratio is primarily attributable to the acquisitions of the Specialty Pharmacy companies during the year ended December 31, 2002.

Cash flows provided by operating activities for the year ended December 31, 2002 totaled approximately $12.0 million, primarily attributable to the $14.6 million in net income for the year ended December 31, 2002 which was partially offset by an increase in accounts receivable and a reduction in accounts payable and accrued expenses, including $10.5 million in payments made during 2002 related to the settlement of the DOJ lawsuit. Cash flows used in investing activities totaled $56.7 million, primarily attributable to the use of $60.3 million for the Specialty Pharmacy acquisitions and $1.2 million in purchases of property and equipment, offset by proceeds of $4.5 million related to the sale of the Company's equity interest in Accordant. Cash flows provided by financing activities totaled $35.1 million, attributable to net proceeds of $16.5 million from the Company's sale of shares in a private placement transaction, $5.3 million from the exercise of stock options and $13.4 million in borrowings from the Company's credit facilities.

During 2002, the Company experienced a net increase in accounts receivable of $23.3 million, primarily attributable to the Specialty Pharmacy acquisitions. Days sales outstanding were 62 days as of December 31, 2002, as compared to 58 days at December 31, 2001. At December 31, 2002, days sales outstanding for the Specialty Pharmacy Services business unit was 62 days and 63 days for the Specialty Healthcare Services business unit.

As of December 31, 2002, the Company's current portion of long-term liabilities of $6.1 million included $2.1 million representing the current portion of the DOJ obligation, $.9 million representing the current portion of a convertible note payable used in connection with the purchase of Apex Therapeutic Care, Inc. ("Apex") and $3.1 million representing the current portion of the term loan the Company entered into to partially fund the purchase of Infinity.

As of December 31, 2002, the Company's long-term liabilities of $26.1 million included $4.0 million representing the long-term portion of the DOJ obligation, $2.9 million representing the long-term portion of the convertible note payable related to the purchase of Apex, $6.0 million in convertible notes payable related to the purchase of Infinity Infusion Care, Ltd. ("Infinity"), $3.0 million in a convertible note payable related to the purchase of Home Care and $10.2 million in revolver and term loan debt from the Company's commercial lender.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Pharmacy Services and Specialty Healthcare Services businesses, and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. In January 2002, the Company entered into a $25 million line of credit with its commercial lender for which there was a $3.4 million balance as of December 31, 2002, and, in February 2002, the Company sold 1,059,000 shares of common stock in a private placement transaction raising a net total of $16.5 million. In addition, in May 2002, the Company secured a four-year, $10 million term loan facility with its commercial lender. These transactions were to provide liquidity for both working capital and acquisitions. The Company expects that, based on its current business plan, its expected operating cash flow and existing credit facilities will be sufficient to meet working capital needs and a minimal number of acquisitions. Any acquisitions of substantial size may require the Company to either increase its credit facilities, issue equity or offer some combination of both debt and equity.

As of December 31, 2002, the Company has a $6.1 million obligation, payable over approximately three years, to the DOJ related to the settlement of its litigation, $12.7 million in convertible notes payable used in the Specialty Pharmacy acquisitions, $3.4 million in revolver debt and $10 million in term loan debt (see Note I, Long-Term Liabilities). In addition, the Company has contractual obligations under various operating leases. The following table details total future payments under these obligations as of December 31, 2002 (in thousands):

                           Total          2003         2004         2005         2006          2007        Thereafter
                         -----------    ---------    ---------    ----------   ----------    ---------    -------------
Long-term debt:
  Term loan                $10,000        $3,144        $2,768        $2,869        $1,219            --        $ --
  Revolving loan             3,368            --            --            --         3,368            --          --
  DOJ obligation             6,060         2,142         1,959         1,584           375            --          --
  Convertible notes
    payable                 12,750           916           882           883           883         9,186          --
  Operating leases           5,455         1,680         1,550           882           622           459         262
                           -------        ------        ------        ------        ------        ------        ----
Total                      $37,633        $7,882        $7,159        $6,218        $6,467        $9,645        $262
                           =======        ======        ======        ======        ======        ======        ====

During 2002, the Company paid $10.5 million to the DOJ as part of the Company's 2001 settlement agreement and used cash for the Specialty Pharmacy acquisitions of $60.3 million. The Company expects that, based on its current business plan, its existing cash and cash equivalents and available credit will be sufficient to satisfy its working capital, acquisitions and other needs at least through December 31, 2003. The effect of inflation risk is considered immaterial.

Health Insurance Portability and Accountability Act

During 2000, final regulations regarding the protection of the privacy of personal health information, promulgated by the HHS, were published in the Federal Register. These regulations set the standards for securing patient records and generally prohibit covered entities from using or disclosing protected health information. As a result of these regulations, the Company anticipates expenditures in ensuring patient data kept on computer networks maintained at Specialty Pharmacy Services operations, the Specialty Healthcare Services Wound Care Center programs and corporate offices are in compliance with these regulations. While the Company believes that it will be in compliance by the April 2003 deadline, there can be no assurances that the cost of reaching compliance will not have a material impact on the financial condition of the Company.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these "safe harbor" provisions and are filing this Exhibit 99.1 in order to do so. Accordingly, we hereby identify the following important factors which could cause our actual results to differ materially from any such results which may be projected, forecast, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by the Company's officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.    Consolidated Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Report.

The following table sets forth the financial results of the Company for the eight quarters ended December 31, 2002 (in thousands, except per share data):

                                                                          Income          Income (Loss)
                                                                        (Loss) Per             Per
                                                           Net            Common             Common
                           Total           Gross          Income          Share,             Share,
                         Revenues         Profit          (Loss)           Basic             Diluted
                       --------------   ------------    -----------    --------------    ----------------
Quarter Ended
   2002
   December 31           $47,694          $15,970          $  5,830     $      0.48        $      0.45
   September 30           36,851           13,978             3,934            0.33               0.31
   June 30                31,920           11,476             2,831            0.25               0.23
   March 31               22,764            8,508             2,050            0.21               0.19

   2001
   December 31           $20,386          $ 6,897          $(22,883)    $     (3.12)       $     (3.12)
   September 30           23,764            6,857               176            0.02               0.02
   June 30                23,971            6,798                10              --                 --
   March 31               13,517            5,420               492            0.07               0.07


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


The information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 2003 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the sections "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement.

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference to the sections "Executive Compensation" and "Election of Directors - Compensation of Directors" of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of the Company's Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section "Certain Transactions" of the Company's Proxy Statement.

Item. 14   Controls and Procedures

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

                                     PART IV


Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are included with the filing of this report:
      1.    Index to Financial Statements                                                        Page
                                                                                                 ----
             Report of Independent Auditors                                                       F-1

             Consolidated Balance Sheets at December 31, 2002 and 2001                            F-2

             Consolidated Statements of Operations for the years ended
                 December 31, 2002, 2001, and 2000                                                F-3

             Consolidated Statements of Stockholders' Equity for the
                 years ended December 31, 2002, 2001 and 2000                                     F-4

             Consolidated Statements of Cash Flows for the years ended
                 December 31, 2002, 2001 and 2000                                                 F-5

             Notes to Consolidated Financial Statements                                           F-6

      2.     Financial Statement Schedules

             Schedule II - Consolidated Schedule - Valuation and Qualifying Accounts              S-1

             All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

      3.     Exhibits

             The list of exhibits, entitled "Exhibits," immediately following the financial statement schedules accompanying this report is incorporated herein by reference.

(b)   Reports on Form 8-K
             Form 8-K filed October 25, 2002, reporting under Item 5 on the press release announcing the acquisition of the specialty pharmacy business and certain related assets of Home Care of New York, Inc.

             Form 8-K filed October 25, 2002, reporting under Item 5 on the press release announcing the Company's earnings for the third quarter ended September 30, 2002, and reaffirming the expected one-time gain in the fourth quarter of 2002 from the sale of the Company's venture capital interest in Accordant Health Services, Inc.

             Form 8-K filed November 15, 2002, reporting under Item 5 on the press release announcing the Company entered into a definitive agreement to acquire OptCare Plus, Inc.

             Form 8-K filed November 25, 2002, reporting under Item 5 on the acquisition of OptCare Plus, Inc.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CURATIVE HEALTH SERVICES, INC.

                                  By: /s/ Joseph Feshbach
                                      -------------------
                                          Joseph Feshbach
                                          Chief Executive Officer and Chairman
                                          (Principal Executive Officer)

Date:  March 31, 2003


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Feshbach, Thomas Axmacher and Nancy Lanis, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                             Date
---------                                -----                                             ----
/s/  Joseph Feshbach                     Chief Executive Officer and Chairman              March 31, 2003
--------------------                     (Principal Executive Officer)
     Joseph Feshbach

/s/  Thomas Axmacher                     Chief Financial Officer                           March 31, 2003
--------------------                     (Principal Financial and Accounting Officer)
     Thomas Axmacher

/s/  John C. Prior                       President, Specialty Healthcare Services          March 31, 2003
------------------                       Director
     John C. Prior

/s/  Paul S. Auerbach, MD                Director                                          March 31, 2003
-------------------------
     Paul S. Auerbach, MD

/s/  Daniel E. Berce                     Director                                          March 31, 2003
--------------------
     Daniel E. Berce

/s/  Lawrence English                    Director                                          March 31, 2003
---------------------
     Lawrence English

/s/  Gerard Moufflet                     Director                                          March 31, 2003
--------------------
     Gerard Moufflet

/s/  Timothy I. Maudlin                  Director                                          March 31, 2003
-----------------------
     Timothy I. Maudlin


                                 CERTIFICATIONS

I, Joseph Feshbach, certify that:

1. I have reviewed this annual report on Form 10-K of Curative Health Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                             By: /s/ Joseph Feshbach
                                 ----------------------------------------
                                     Joseph Feshbach
                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas Axmacher, certify that:

1. I have reviewed this annual report on Form 10-K of Curative Health Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                            By:   /s/ Thomas Axmacher
                                  ---------------------------
                                      Thomas Axmacher
                                      Chief Financial Officer

                         Report of Independent Auditors




Board of Directors and Stockholders
Curative Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the accompanying consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.


                                                       /s/ Ernst & Young LLP

Melville, New York
February 10, 2003

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    December 31,
                                                            ------------------------------
                                                                2002             2001
                                                            --------------    ------------
ASSETS
Current assets:
Cash and cash equivalents                                       $   2,643     $ 12,264
Accounts receivable (less allowance of $2,954 and $3,504
      at December 31, 2002 and 2001, respectively)                 36,438       13,139
Inventories                                                        12,766        4,547
Prepaids and other current assets                                   2,212          745
Deferred tax assets                                                 2,957        6,265
                                                                ---------     --------

      Total current assets                                         57,016       36,960

Property and equipment, net                                         3,284        3,795
Intangibles subject to amortization, net                            1,652          498
Intangibles not subject to amortization (tradenames)                  636           26
Goodwill                                                          122,877       34,263
Other assets                                                          979          897
                                                                ---------     --------

      Total assets                                              $ 186,444     $ 76,439
                                                                =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                $  21,786     $  9,249
Accrued expenses                                                   11,579       14,686
Current portion of long-term liabilities                            6,102       10,500
                                                                ---------     --------
      Total current liabilities                                    39,467       34,435

Long-term liabilities                                              26,076        6,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value per share; 10,000,000 shares
      authorized, none issued                                          --           --
Preferred stock, Series A Junior Participating, par value
      $.01 per share, 500,000 shares authorized, none issued           --           --
Common stock, $.01 par value per share; 50,000,000 shares
      authorized, 12,142,106 shares issued and outstanding
      (7,540,921 shares in 2001)                                      121           75
Additional paid in capital                                        106,124       34,019
Retained earnings                                                  17,043        2,398
Notes receivable - stockholders                                    (2,387)        (488)
                                                                ---------     --------
      Total stockholders' equity                                  120,901       36,004
                                                                ---------     --------

      Total liabilities and stockholders' equity                $ 186,444     $ 76,439
                                                                =========     ========


                             See accompanying notes

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)

                                                                  Years Ended December 31,
                                                 ------------------------------------------------------------

                                                        2002                  2001                 2000
                                                 ------------------     -----------------    ----------------
Revenues:
   Products                                          $ 104,550             $  36,776             $  6,144
   Services                                             34,679                44,862               71,547
                                                     ---------             ---------             --------
     Total revenues                                    139,229                81,638               77,691

Costs and operating expenses:
   Cost of product sales                                74,405                29,779                7,270
   Cost of services                                     14,892                25,887               43,803
   Selling, general and administrative                  26,401                51,466               29,441
                                                     ---------             ---------             --------
     Total costs and operating expenses                115,698               107,132               80,514
                                                     ---------             ---------             --------

Income (loss) from operations                           23,531               (25,494)              (2,823)


Interest income                                             70                   816                2,609
Other income                                             1,907                    --                   --
Interest expense                                        (1,181)                   --                   --
                                                     ---------             ---------             --------

Income (loss) before income taxes                       24,327               (24,678)                (214)


Income tax provision (benefit)                           9,682                (2,473)                 (86)
                                                     ---------             ---------             --------

Net income (loss)                                    $  14,645             $ (22,205)            $   (128)
                                                     =========             =========             ========


Net income (loss) per common share, basic            $    1.30             $   (3.09)            $  (0.01)
                                                     =========             =========             ========


Net income (loss) per common share, diluted          $    1.20             $   (3.09)            $  (0.01)
                                                     =========             =========             ========

Denominator for basic earnings per share,
    weighted average common shares                      11,280                 7,193                8,780
                                                     =========             =========             ========

Denominator for diluted earnings per share,
    weighted average common shares assuming
    conversions                                         12,207                 7,193                8,780
                                                     =========             =========             ========

                             See accompanying notes

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                        Common          Common       Additional                     Notes           Total
                                         Stock          Stock         Paid-In        Retained      Receivable   Stockholders'
                                        Shares          Amount        Capital        Earnings    Stockholders      Equity
                                    ------------    -----------    -----------    ----------- --------------- --------------
Balance, December 31, 1999              10,090,110       $ 100        $46,769       $ 24,731       $    --       $  71,600

   Exercise of options                      27,654          --            125             --            --             125

   Shares repurchased and retired       (2,921,325)        (29)       (17,333)            --            --         (17,362)

   Increased equity in Accordant
     Health Services, Inc.                      --          --          1,335             --            --           1,335

   Net loss for 2000                            --          --             --           (128)           --            (128)
                                       -----------       -----       --------       --------       -------       ---------

Balance, December 31, 2000               7,196,439          71         30,896         24,603            --          55,570

   Exercise of options and
     restricted stock awards,net
     of stockholder loans                  525,282           5          3,159             --          (488)          2,676

   Shares repurchased and retired         (180,800)         (1)        (1,116)            --            --          (1,117)

   Tax benefit from stock option
     exercises                                  --          --          1,080             --                         1,080

   Net loss for 2001                            --          --             --        (22,205)           --         (22,205)
                                       -----------       -----       --------       --------       -------       ---------


Balance, December 31, 2001               7,540,921          75         34,019          2,398          (488)         36,004

   Exercise of options, net of
     stockholder loans                   1,139,348          11          7,510             --        (1,899)          5,622

   Shares issued in private
     placement                           1,059,000          11         16,451             --            --          16,462


   Shares issued in acquisitions         1,981,793          20         38,380             --            --          38,400

   Shares issued for shareholder
     lawsuit settlement                    421,044           4          6,496             --            --           6,500

   Tax benefit from stock option
     exercises                                  --          --          3,268             --            --           3,268

   Net income for 2002                          --          --             --         14,645            --          14,645
                                       -----------       -----       --------       --------       -------       ---------
Balance, December 31, 2002              12,142,106       $ 121       $106,124       $ 17,043       $(2,387)      $ 120,901
                                       ===========       =====       ========       ========       =======       =========


                             See accompanying notes

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                              Years Ended December 31,
                                                                       ---------------------------------------

                                                                         2002          2001           2000
                                                                       ----------   ------------    ----------
OPERATING ACTIVITIES:
Net income (loss)                                                      $ 14,645       $(22,205)        $ (128)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                          2,226          4,069          4,294
   Provision for doubtful accounts                                        1,044          2,371          2,189
   Equity in operations of investee                                        (184)           380            431
   Gain on sale of equity investment                                     (1,907)            --             --
   Deferred income taxes                                                  3,797         (2,754)          (535)
   Tax benefit from stock option exercises                                3,268          1,080             --
   Changes in operating assets and liabilities:
       Accounts receivable                                               (9,116)         3,983          8,621
       Prepaid and other current assets                                    (523)        (2,876)          (294)
       Accounts payable and accrued expenses                             (1,273)        14,663          3,320
                                                                       --------       --------       --------
NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                     11,977         (1,289)        17,898

INVESTING ACTIVITIES:
Specialty Pharmacy acquisitions, net of cash acquired                   (60,264)       (38,648)            --
Sale of (investment in) Accordant Health Services, Inc. and other         4,496           (165)            --
Purchase of property and equipment                                       (1,206)        (1,127)        (1,689)
Disposal of property and equipment and other                                248          2,257             --
Purchases of marketable securities held-to-maturity                          --             --        (30,359)
Sales of marketable securities held to maturity                              --         26,978         34,188
Proceeds from disposal of assets available for sale                          --          3,683             --
                                                                       --------       --------       --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                     (56,726)        (7,022)         2,140

FINANCING ACTIVITIES:
Proceeds from private placement, net of fees                             16,462             --             --
Stock repurchases                                                            --         (1,117)       (17,362)
Proceeds from exercise of stock options                                   5,298          2,676            125
Borrowing from credit facilities                                         13,368             --             --
                                                                       --------       --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      35,128          1,559        (17,237)
                                                                       --------       --------       --------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (9,621)        (6,752)         2,801
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           12,264         19,016         16,215
                                                                       --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  2,643       $ 12,264       $ 19,016
                                                                       ========       ========       ========


                             See accompanying notes

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization. The Company was organized under the laws of the State of Minnesota in October 1984. It is a leading disease management company that operates in two business segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy operations, the Company purchases various pharmaceutical products, which include both biopharmaceuticals (biological products, e.g., hemophilia factor), as well as pharmaceuticals (i.e., drugs) from suppliers and then contracts with insurance companies and other payors to provide direct to patient distribution of, and education about, and other support services related to, these biopharmaceutical and pharmaceutical products. In addition, the Company offers injection or infusion therapy services for patients with immune system disorders. Further, as part of its Specialty Pharmacy Services operations, the Company provides biopharmaceutical and pharmaceutical product distribution and other support services under contract with retail pharmacies. The Company's Specialty Pharmacy revenues are derived primarily from fees paid by insurance companies and other payors for the purchase and distribution of these biopharmaceuticals and pharmaceuticals and for injection or infusion services provided. Further, as part of its Specialty Pharmacy operations, the Company provides biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which it receives product supply and related service fees. The biopharmaceutical and pharmaceutical products distributed and the injection or infusion therapies offered by the Company are used by patients with chronic conditions such as hemophilia, respiratory syncytial virus, immune system disorders, rheumatoid arthritis, hepatitis C, multiple sclerosis, post chemotherapy and growth hormone deficiency. The Specialty Pharmacy Services business unit contracts with 283 payors and 16 retail pharmacies.

In its Specialty Healthcare Services operations, the Company contracts with hospitals to manage outpatient Wound Care Center programs. These Wound Care Center programs offer a comprehensive range of services that enables the Company to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Currently, the Company has approximately 90 such contracts.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year classifications.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income (Loss) Per Share. Basic and diluted income (loss) per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

Property and Equipment. Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives (generally four to seven years). Leased equipment capitalized and leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

Inventories. Inventories, which consist of biopharmaceutical and pharmaceutical products held for sale, are stated at the lower of cost (first in, first out method) or market.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of the separately identifiable intangibles, such as pharmacy and customer relationships, covenants not to compete and trademarks. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142 (which supersedes APB Opinion No. 17, Intangible Assets), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 require non-amortization of goodwill and indefinite lived intangible assets acquired after June 30, 2001. However, the impairment provisions of SFAS No. 142 apply to these assets upon adoption of SFAS No. 142. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., year beginning January 1, 2002 for the Company). The non-amortization provisions of SFAS No. 142 apply to the Company's excess investment in Accordant Health Services, Inc. as well (see Note C). Application of the non-amortization provisions of SFAS No. 142 resulted in a decrease in amortization expense for the year ended December 31, 2002. During 2002, the Company completed its goodwill impairment tests and, based on its results, no impairment was identified during the year ended December 31, 2002.

Prior to the adoption of SFAS No. 142, goodwill and intangibles were amortized using the straight-line method with various lives from three to twenty years.

Recently Issued Accounting Standard. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted SFAS No. 148 effective December 31, 2002.

Long-Lived Assets. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules supersede the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which losses are incurred rather than as of the measurement date as presently required by APB Opinion No. 30. In addition, more dispositions will

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

qualify for discontinued operations treatment in the income statement. The Company adopted SFAS No. 144 as of January 1, 2002 which did not have a significant impact on the Company's financial position and results of operations as of and for the year ended December 31, 2002.

Prior to January 1, 2002, the Company periodically reviewed the carrying value of its long-lived assets to determine the ultimate recoverability of their unamortized values using future undiscounted cash flows analyses. Such review has previously been performed by management and did not indicate an impairment of such assets, except for the impairment of assets available for sale (see Note
B).

Cash and Cash Equivalents. Cash and cash equivalents consist of demand deposits with banks, certificates of deposit with maturities of less than three months at the time of purchase, and highly liquid money market fund investments.

Concentration of Credit Risk. The Company's revenues are generated from its Specialty Pharmacy Services business unit's sales of pharmaceuticals and from its Specialty Healthcare Services business unit's Wound Care Center programs, which have been established as cooperative ventures with acute care hospitals. Specialty Pharmacy Services receivables consist of amounts due from various payors, including government programs, insurance companies, retail pharmacies and self-pay patient accounts. Credit is extended based upon a pre-authorization of coverage check or contractual arrangement. Payment terms are generally thirty days from date of invoice. The Specialty Healthcare Services receivables are from its hospital partners under contractual management services contracts. Credit is extended based on an evaluation of the hospital's financial condition. Payment terms are generally thirty to ninety days from date of invoice. For 2002 and 2001, no customer accounted for 10 percent or greater of consolidated revenues, while in 2000, the Company derived 11 percent of its consolidated revenue from one customer.

Revenues. Specialty Pharmacy Services revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office. Specialty Healthcare Services revenues are recognized after the management services are rendered and are billed monthly in arrears.

The current Medicare, Medicaid and other third party-payor programs in which the Company participates are based upon extremely complex laws and regulations that are subject to interpretation. Noncompliance with such laws and regulations could result in fines, penalties and/or exclusion from such programs. The Company is not aware of any allegations of noncompliance that could have a material adverse effect on the accompanying consolidated financial statements and believes it is in substantial compliance with all applicable laws and regulations.

Advertising. The Specialty Healthcare Services business unit expenses advertising and community education costs when incurred. Advertising and community education expense was approximately $1.6 million in 2002, $3.7 million in 2001 and $6.0 million in 2000. The Specialty Pharmacy Services business unit's advertising and community education expenses are insignificant.

Income Taxes. Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

Shipping and Handling. Outbound shipping and handling charges were approximately $.5 million and $.4 million during 2002 and 2001, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations.

Financial Instruments. The Company's carrying value of financial instruments approximate fair value at December 31, 2002 and 2001.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Supplemental Cash Flow Information. Supplemental information with respect to the Company's cash flows for the years ended December 31 is as follows (in thousands):

                                         2002            2001           2000
                                     ------------    -----------    ------------
              Interest paid             $   631          $  --         $   --
              Income taxes paid         $ 1,543          $ 347         $1,374

Supplemental information pertaining to non-cash investing and financing activities include the follow:

  o During 2000, the Company recorded an increase of $1.3 million to its investment in Accordant Health Services, Inc. and paid-in-capital related to an increase in the value of the Company's equity interest in Accordant resulting from an equity offering done by Accordant.

  o Proceeds from exercise of stock options excludes $1.9 million and $.5 million in 2002 and 2001, respectively, in loans given to officers/directors for the exercise of options in 2002 and 2001. Proceeds from exercise of stock options also excludes $.3 million in option repricing.

  o In August 2002, with respect to the shareholder lawsuit previously disclosed, the Company made its final payment of $6.5 million in an aggregate of 421,044 shares of the Company's common stock.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation Plans. The Company grants options for a fixed number of shares to employees, directors, consultants and advisors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued Employees," and related Interpretations because the Company believes the alternate fair value accounting provided for under SFAS 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. (See Note K.) The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                             2002            2001            2000
                                                          ----------      ----------       ---------
Net income (loss), as reported                            $   14,645      $  (22,205)      $    (128)
Deduct:  Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects                 3,489           2,695           2,337
                                                          ----------      ----------       ---------
Pro forma net income (loss)                               $   11,156      $  (24,900)      $  (2,465)
                                                          ==========      ==========       =========

Earnings per share:
    Basic - as reported                                   $     1.30      $    (3.09)      $    (.01)
    Basic - pro forma                                            .99           (3.46)           (.28)

    Diluted - as reported                                 $     1.20      $    (3.09)      $    (.01)
    Diluted - pro forma                                          .91           (3.46)           (.28)


                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE B - SALE OF PROCUREN(R) BUSINESS

On January 2, 2001, the Company sold the assets of its Procuren(R) business for approximately $3.8 million to Cytomedix, Inc. ("Cytomedix"). Under the agreement, Cytomedix became the exclusive manufacturer of Procuren(R), and the Company became the exclusive distributor of Procuren(R) solution in the United States. The Company also receives royalties based on the sales of products that were developed from the associated patents on sales outside the United States. The Company recognizes these royalties when they are received. The consideration received by the Company was $2.1 million in cash, $1.7 million in a convertible secured promissory note, and a warrant certificate to purchase 600,846 shares of Cytomedix common stock at a purchase price of the lesser of $.50 per share or a price per share equal to the average of the three lowest intraday sales prices as reported by a reliable reporting service during the 20 trading days preceding the date on which the warrant is exercised. The Company recorded a $.2 million impairment charge on the assets available for sale at December 31, 2000 based on the net realizable value of the assets. The $.2 million charge was included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2000.

In 2001, the Company received $1.3 million in proceeds related to the $1.7 million convertible secured promissory note in the form of cash payments from Cytomedix, exercise and sale of warrant shares, and conversion and sale of shares of the convertible promissory note. Also during 2001, the Company recorded a charge of $.2 million related to the unpaid balance of the promissory note. As of December 31, 2001, the Company did not carry any balance due on this promissory note. In May 2001, Cytomedix informed the Company that it would exercise its right under the sale agreement to cease the production of Procuren(R) in June 2001. In July 2001, Cytomedix filed for Chapter 11 protection under the United States Bankruptcy Code. As a result, the Company has had to pay for certain lease obligations it guaranteed. During 2001, the Company paid $.4 million under these guarantees, and as of December 31, 2001, the Company maintained liabilities of $.4 million related to these guarantees. The Company did not have a related liability as of December 31, 2002.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE C - EQUITY INVESTMENT

On June 4, 1998, the Company signed an agreement with Accordant in which the Company agreed to invest $4 million in Accordant preferred stock. As of December 31, 2001, the Company had an 8.6 percent interest in Accordant which was accounted for using the equity method of accounting, as the Company had the option to convert the Accordant preferred stock into common stock. In addition, the Company had significant influence over the operations of Accordant. The Company's share of Accordant's net loss was approximately $.4 million in 2001 and 2000. During 2000, the Company recorded an increase of $1.3 million to its investment in Accordant and a corresponding increase to paid-in capital related to an increase in the value of the Company's equity interest in Accordant as the result of an equity financing done by Accordant in 2000. The financing diluted the Company's ownership interest to 8.6 percent from 11 percent but increased the value of its share of the underlying equity. The Company's investment in Accordant is not material to the Company's consolidated financial statements. At December 31, 2001, the Company's investment in Accordant exceeded its underlying equity in such investment by $2.8 million. Such excess was being amortized over twenty years. As of December 31, 2001, the total investment in Accordant was $3.4 million.

In October 2002, the Company sold its interest in Accordant, resulting from the sale of Accordant to AdvancePCS. The initial sale price was approximately $5.5 million which resulted in the Company recording a gain of approximately $1.9 million based on the Company's $3.6 million investment in Accordant at the time of the sale. Approximately $1 million of the sale price has been placed in escrow subject to customary indemnification obligations being satisfied. Approximately $.5 million and $.5 million of the escrow is scheduled to be released in November 2003 and February 2004, respectively. The Company may be entitled to additional funds related to the sale of Accordant based on Accordant reaching certain financial targets in the future.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE D - SPECIALTY PHARMACY SERVICES ACQUISITIONS

On March 30, 2001, the Company purchased all of the outstanding capital stock of eBioCare for $32.3 million in cash and the assumption and repayment of approximately $5 million in debt and approximately $1.3 million in related accruals. Approximately $3.1 million of the funds used to purchase eBioCare was put in escrow to cover any potential future purchase price disputes. The balance in the escrow account was approximately $3.1 million at December 31, 2002. On March 20, 2002 the Company entered into a Stipulation of Settlement (the "Settlement") with the former shareholders of eBioCare related to the Company's indemnification claims against the former shareholders for breach of certain representations and warranties made by such former shareholders. Under the Settlement, the Company will receive proceeds of approximately $1.3 million, which will be recorded as a reduction to purchase price and goodwill. eBioCare is a specialty pharmacy which contracts with insurance companies and other payors to provide direct to patient distribution of biopharmaceutical products. The acquisition was accounted for as a stock purchase and, therefore, operating results of eBioCare have been included in the accompanying financial statements from the date of acquisition. Purchase price allocations have been done in accordance with the provisions of APB Opinion No. 16. Prior to adoption of SFAS No. 142, goodwill resulting from the acquisition was being amortized using a 20-year period, and identifiable intangibles are amortized over various lives ranging from three to 20 years.

On February 28, 2002, the Company acquired all of the outstanding shares of Apex, a leading provider of biopharmaceutical products, therapeutic supplies and services to people with hemophilia and related bleeding disorders, for an aggregate purchase price of $60 million plus purchase accounting accruals of approximately $.8 million. Approximately $40 million of the purchase price was paid in shares of the Company's common stock with the remainder paid in cash and a $5.0 million promissory note bearing interest at the rate of 4.4 percent per annum and maturing on February 28, 2007. The Company acquired approximately $18.1 million of Apex's assets, including $1.6 million in cash, $9.4 million in accounts receivable, $4.8 million in inventory, $1.6 million in other current assets, $.2 million in property and equipment and $.5 million in other assets. The Company also assumed $3.8 million of Apex's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $46.5 million, consisting of approximately $.9 million in covenants not to compete, which are being amortized over four years from the date of purchase, and tradename and goodwill of approximately $.3 million and $45.3 million, respectively, which are not being amortized for book purposes per SFAS No. 142 (see Note A). The Company and the former shareholders of Apex amended and restated the promissory note on May 30, 2002 to change the terms relating to the business performance criteria, add a convertible feature and ultimately adjust the principal amount of the promissory note to $3.7 million. The amended and restated promissory note is convertible at a price per share of $20.10 into a maximum of 184,080 shares of the Company's common stock.

On June 28, 2002, the Company purchased Infinity, a Houston, Texas, based distributor of specialty pharmaceuticals and a provider of infusion therapy services. Infinity focuses on the specialty infusion market, primarily in immune globulin therapy (prescribed for individuals whose immune systems cannot function sufficiently to fight infectious or inflammatory diseases). The aggregate purchase price was $24 million, which consisted of $18 million in cash and $6 million in promissory notes, which bear interest at a rate of three percent per annum, mature on June 28, 2007, and are convertible at a price per share of $16.08 into an aggregate of 373,111 shares of the Company's common stock. The cash portion of the consideration was funded in part by cash on hand and in part by borrowing from the Company's line of credit (see Note I). Purchase accounting accruals were approximately $.1 million. The Company acquired approximately $2.4 million of Infinity's assets, including $.1 million in cash, $1.8 million in accounts receivable, $.4 million in inventory and $.1 million in property and equipment. The Company also assumed $.7 million of Infinity's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $22.4 million, consisting of approximately $.3 million in covenants not to compete, which is being amortized over four years from the date of purchase, and goodwill of approximately $22.1 million which is not being amortized for book purposes per SFAS No. 142 (see Note A).

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE D - SPECIALTY PHARMACY SERVICES ACQUISITIONS (continued)

On October 23, 2002, the Company acquired the specialty pharmacy business and certain related assets of Home Care of New York, Inc. ("Home Care"), a Scotia, New York, based specialty pharmacy and home infusion company that specializes in the provision of Synagis(R) for the prevention of respiratory syncytial virus, the most common cause of lower respiratory infections in infants and children worldwide. In addition, the Company entered into an agreement to purchase certain assets of Home Care related to its home health agency business, subject to applicable governmental approvals. The aggregate purchase price of approximately $12 million includes $9 million in cash and a $3 million convertible note which bears interest at a rate of three percent per annum, matures on October 23, 2005 and is convertible at a price per share of $16.00 into an aggregate of 187,500 shares of the Company's common stock. The cash portion of the consideration was funded in part by cash on hand and in part by borrowing from the Company's line of credit (see Note I). Purchase accounting accruals were approximately $.1 million. The Company acquired approximately $1.9 million of Home Care's assets, including $1.7 million in accounts receivable, $.1 million in inventory and $.1 million in property and equipment and other assets. The Company also assumed $1.2 million of Home Care's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $11.4 million, consisting of approximately $.1 million in covenants not to compete, which are being amortized over four years from the date of purchase, and tradename and goodwill of approximately $.1 million and $11.2 million, respectively, which are not being amortized for book purposes per SFAS No. 142 (see Note A).

On November 20, 2002, the Company acquired OptCare Plus, Inc. ("OptCare") for approximately $10.5 million in cash. OptCare is a specialty pharmacy dispensing biological medications such as hemophilia clotting factors. OptCare's focus is on persons affected by bleeding disorders. In addition, OptCare coordinates infusion nursing and provides complete pharmacy services, clinical and reimbursement support services to chronic disease communities. The cash portion of the consideration was funded in part by cash on hand and in part by borrowing from the Company's line of credit (see Note I). Purchase accounting accruals were approximately $.1 million. The Company acquired approximately $2.8 million of OptCare's assets, including $1.2 million in accounts receivable, $1.5 million in inventory and $.1 million in property and equipment and other assets. The Company also assumed $.1 million of OptCare's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $7.9 million, consisting of approximately $.1 million in covenants not to compete, which are being amortized over four years from the date of purchase, and tradename and goodwill of approximately $.1 million and $7.7 million, respectively, which are not being amortized for book purposes per SFAS No. 142 (see Note A).


The acquisitions of Apex, Infinity, Home Care and OptCare (collectively the "Specialty Pharmacy acquisitions") were consumated for purposes of expanding the Company's Specialty Pharmacy Services business and were accounted for using the purchase method of accounting. Fair market valuations have been completed for each of the acquisitions and are final. The accounts of the Specialty Pharmacy acquisitions and related goodwill and intangibles are included in the accompanying consolidated balance sheets. The operating results of the Specialty Pharmacy acquisitions are included in the accompanying consolidated statements of operations from the dates of acquisition.

Unaudited pro forma amounts for the years ended December 31, 2002 and 2001, assuming the Specialty Pharmacy acquisitions had occurred on January 1, 2001, are as follows (in thousands, except per share data):

                                                                   Years ended December 31,
                                                                -------------------------------
                                                                    2002              2001
                                                                -------------     -------------
       Revenues                                                   $  175,267        $  177,975
       Net income (loss)                                          $   13,019        $  (14,530)
       Net income (loss) per common share, diluted                $     1.03             (1.56)

The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisitions.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following as of December 31 (in thousands):

                                                     2002                                        2001
                                    ---------------------------------------     ---------------------------------------
                                     Gross Carrying         Accumulated          Gross Carrying         Accumulated
                                         Amount             Amortization             Amount             Amortization
                                    ------------------    -----------------     ------------------    -----------------
Injectable customers                     $  220                 $ 77                   $220                $ 33
Licenses                                     39                    1                     --                  --
Pharmacy relationships                       20                    7                     20                   3
Website                                     175                   62                    170                  26
Covenants not to compete                  1,705                  360                    200                  50
                                         ------                 ----                   ----                ----
                                         $2,159                 $507                   $610                $112
                                         ======                 ====                   ====                ====

The weighted average amortization period for all intangible assets is approximately 7.4 years at December 31, 2002. Amortization period by intangible asset class is as follows:

           Asset Class                          Amortization Period
           -----------                          -------------------
           Injectible customers                        5 years
           Licenses                                   20 years
           Pharmacy relationships                      5 years
           Website                                     3 years
           Covenants not to compete                    4 years

The aggregate amortization expense was approximately $.4 million for the year ended December 31, 2002, and the estimated amortization for future years ended December 31 is as follows (in thousands):

                       2003                   $  520
                       2004                      471
                       2005                      453
                       2006                      157
                       2007                       51
                                              ------
                       Total                  $1,652
                                              ======

The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows (in thousands):

          Balance as of January 1, 2002                $  34,263
          Goodwill acquired during the year               88,614
                                                        --------
          Balance as of December 31, 2002              $ 122,877
                                                        ========

All of the Company's goodwill as of December 31, 2002 is related to its Specialty Pharmacy Services segment. Approximately $20.5 million of the Company's December 31, 2002 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The following table sets forth the pro forma net income (loss) and earnings per share for the current and corresponding prior years as if SFAS No. 142 had been adopted in the prior years (in thousands, except per share data):

                                            2002                2001                2000
                                       ---------------    ----------------    -------------
Reported net income (loss)               $   14,645         $   (22,205)        $    (128)
Add back:  Goodwill amortization                 --               1,715                --
                                         ----------         -----------         ---------
Adjusted net income (loss)               $   14,645         $   (20,490)        $    (128)
                                         ==========         ===========         =========

Basic earnings per share:
   Reported net income (loss)            $     1.30         $     (3.09)        $   (0.01)
   Goodwill amortization                         --                0.24                --
                                         ----------         -----------         ---------
   Adjusted net income (loss)            $     1.30         $     (2.85)        $   (0.01)
                                         ==========         ===========         =========

Diluted earnings per share:
   Reported net income (loss)            $     1.20         $     (3.09)        $   (0.01)
   Goodwill amortization                         --                0.24                --
                                         ----------         -----------         ---------
   Adjusted net income (loss)            $     1.20         $     (2.85)        $   (0.01)
                                         ==========         ===========         =========


Weighted shares, basis                       11,280               7,193              8,780

Weighted shares, diluted                     12,207               7,193              8,780


As certain of the Company's acquisitions were accounted for as stock purchases, goodwill amortization related to those acquisitions is not tax deductible.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE F - PROPERTY AND EQUIPMENT

A summary of property and equipment and related accumulated depreciation and amortization as of December 31 follows (in thousands):

                                                                       2002            2001
                                                                   -------------    -----------
       Property and equipment                                        $  10,124        $  9,149
       Leasehold improvements                                            2,685           2,660
                                                                        ------          ------
       Total                                                            12,809          11,809
       Less accumulated depreciation and amortization                    9,525           8,014
                                                                       -------          ------
                                                                     $   3,284        $  3,795
                                                                       =======          ======

NOTE G - ACCRUED EXPENSES

As summary of accrued expenses as of December 31 follows (in thousands):

                                                                        2002            2001
                                                                   ------------   ------------
       Incentive compensation and benefits                           $   3,230       $    753
       Reserve for shareholder lawsuit settlement                            -          6,500
       Other                                                             8,349          7,433
                                                                      --------        -------
                                                                     $  11,579       $ 14,686
                                                                      ========        =======

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE H - LEASES

The Company has entered into several non-cancelable operating leases for the rental of certain office space expiring in various years through 2006. Additionally, through the Specialty Pharmacy Services business unit, the Company leases office, pharmacy and warehouse space in various states. The principal lease for office space provides for monthly rent of approximately $60,000. As these leases expire, it can be expected that in the normal course of business, they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. The following is a schedule of future property and other lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2002 (in thousands):

                               2003                           $ 1,680
                               2004                             1,550
                               2005                               882
                               2006                               622
                               2007                               459
                               Thereafter                         262
                                                               ------
                               Total                          $ 5,455
                                                               ======

Rent expense for all operating leases was approximately $1 million, $.9 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE I - LONG-TERM LIABILITIES

Long-term liabilities consisted of $16.5 million due to the DOJ as of December 31, 2001. The Company was required to pay $9.0 million in March 2002 with a $7.5 million promissory note for the remaining balance (see below). Included in long-term liabilities is the following long-term debt as of December 31 (in thousands):

                                                                   2002            2001
                                                                ----------      ----------
            Term loan facility                                     $10,000         $   --
            Revolving loan facility                                  3,368             --
            Note Payable - DOJ Settlement                            6,060          7,500
            Convertible note used in purchase of Apex                3,750             --
            Convertible note used in purchase of Infinity            6,000             --
            Convertible note used in purchase of Home Care           3,000             --
                                                                   -------         ------
                                                                    32,178          7,500
            Less amounts due within one year                         6,102          1,500
                                                                   -------         ------
                Total                                              $26,076         $6,000
                                                                   =======         ======

In January 2002, the Company entered into a $25 million revolving credit agreement with Healthcare Business Credit Corporation ("HBCC") which expires in May, 2006, and, in May 2002, the Company amended and restated the agreement to add a $10 million term loan facility. The revolving credit facility bears interest at varying rates based upon prime rate or Libor plus a varying margin, dependent upon the Company's debt service coverage ratio as defined in the agreement. The use of prime rate or Libor in determining the applicable interest rate is at the Company's discretion. As of December 31, 2002, the Libor based effective interest rate on this revolving credit was 5.13 percent. The term loan facility bears interest at a varying rate of prime plus 2.5 percent. As of December 31, 2002, the interest rate on this facility was 6.5 percent. The term loan calls for monthly installments of approximately $.2 million beginning in January 2003 and continuing through May 2006. The amended and restated agreement includes financial covenants which, among other things, requires the Company to maintain certain debt service coverage ratios. In addition, there are significant fees in the event of early termination of either of the facilities. The revolving credit facility is secured by substantially all of the Company's accounts receivable, and the term loan facility is secured by the stock of Apex.

In December 2001, the Company entered into a settlement agreement with DOJ related to whistleblower actions brought against the Company. The settlement agreement called for payments to be made to DOJ totaling $16.5 million, with an initial payment of $9 million and the $7.5 million balance paid over four years, payable in 12 quarterly installments of $.5 million, followed by four quarterly installments of $.4 million, all bearing interest at a rate of six percent per annum. The final installment under this agreement is due in February 2006.

On February 28, 2002, in connection with the purchase of Apex, the Company entered into a $5 million contingent promissory note that bore interest at the rate of 4.4 percent per annum and matures on February 28, 2007. This note was contingent upon Apex meeting certain operating targets. The Company and the former shareholders of Apex amended and restated the promissory note on May 30, 2002 to change the terms relating to the business performance criteria, add a convertible feature and ultimately adjust the principal amount of the promissory note to $3.7 million. The amended and restated promissory note is convertible at a share price of $20.10 into a maximum of 184,080 shares of the Company's common stock.

On June 28, 2002, in connection with the purchase of Infinity, the Company entered into $6 million in convertible promissory notes, which bear interest at a rate of three percent per annum, mature on June 28, 2007, and are convertible at a price per share of $16.08 into an aggregate of 373,111 shares of the Company's common stock.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002



NOTE I - LONG-TERM LIABILITIES (continued)


On October 23, 2002, in connection with the purchase of Home Care, the Company entered into a $3 million convertible note which bears interest at a rate of three percent per annum, matures on October 23, 2005 and is convertible at a price per share of $16.00 into an aggregate of 187,500 shares of the Company's common stock.

Principal maturities of long-term liabilities are as follows at December 31 (in thousands):

                               2003                           $   6,102
                               2004                               5,709
                               2005                               5,336
                               2006                               5,845
                               2007                               9,186
                                                                -------
                               Total                          $  32,178
                                                                =======

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE J - STOCKHOLDERS' EQUITY

Director Share Purchase Program. The Company maintains a Director Share Purchase Program (the "Program") to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director's annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company's common stock at market value. At December 31, 2002 and 2001, 118,406 shares of common stock were reserved for future issuance under the Program.

Stock Repurchase Plans. Since February 1999, the Company has announced stock repurchase plans authorizing repurchases of 7.5 million shares. As of December 31, 2002, a total of 5,777,125 shares had been repurchased at a cost of $50,799,000. No shares were repurchased in 2002.

Restricted Stock Awards Plans. During 1999, the Company implemented a Restricted Stock Award Plan ("the Plan") for certain key executives. The total shares to be granted under the Plan are 73,000 shares at a price of $5.41 per share. The shares vest over a three-year period. During 2002, 2001 and 2000, zero, 25,000 and 17,222 shares were executed under the Plan, respectively.

Rights Plan. On October 25, 1995, the Board of Directors of the Company declared a dividend of one preferred share purchase right per share for each outstanding share of common stock of the Company. The dividend was paid on November 6, 1995 to shareholders of record on that date. Under certain circumstances, each right may be exercised to purchase one-one hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01, of the Company for $65. The rights, which are redeemable by the Company at $.01 per right, expire in November 2005. The purchase right issued under the Company's Rights Agreement dated October 22, 1995 provides the holder in the event of (i) the acquisition of 15 percent or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which results in a person or group owning 15 percent or more of the Company's common stock, to exercise each right (other than rights held by an Acquiring Person) to purchase common stock of the Company or a successor company with a market value of twice the $65 exercise price.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE K - STOCK BASED COMPENSATION PLANS

The Company has stock option plans which provide for the granting of non-qualified, incentive options, or restricted stock awards to employees, directors, consultants and advisors. The plans authorize granting of up to 8,394,595 shares of the Company's common stock at the market value at the date of such grants. All options are exercisable at times as determined by the Board of Directors, not to exceed ten years after the grant date.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions at December 31, 2002, 2001 and 2000, respectively: risk-free interest rate of 1.32 percent, 1.8 percent and 5.43 percent; no dividend yields; volatility factor of the expected market price of the Company's common stock of
71.8 percent, 69.1 percent and 70.2 percent; and a weighted-average expected life of the options of four years.

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

The Company's pro forma information as of December 31 is as follows (in thousands, except per share data):

                                                                   2002           2001            2000
                                                                -----------    ------------    -----------
       Net income (loss):             As reported               $  14,645       $(22,205)       $   (128)
                                      Pro forma                    11,156        (24,900)         (2,465)

       Basic EPS:                     As reported               $    1.30       $  (3.09)       $   (.01)
                                      Pro forma                       .99          (3.46)           (.28)

       Diluted EPS:                   As reported               $    1.20       $  (3.09)       $   (.01)
                                      Pro forma                       .91          (3.46)           (.28)


                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE K - STOCK BASED COMPENSATION PLANS (continued)

A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                              2002                        2001                         2000
                                        Weighted Average            Weighted Average             Weighted Average
                                    -------------------------    -----------------------     -------------------------
                                                   Exercise                   Exercise                      Exercise
                                       Options      Price          Options      Price           Options       Price
                                    ------------- -----------    ------------ ----------     -------------- ----------
Outstanding at
   beginning of year              3,738,089       $   11.13       3,460,220    $   17.57       1,678,548     $   24.58
     Granted                      2,298,600           14.76       1,278,409         7.88       2,387,311          5.56
     Exercised                   (1,139,348)           6.32        (500,282)        5.82         (10,432)         3.67
     Cancelled                   (1,442,378)          17.40        (500,258)       10.27        (595,207)        10.44
                                 ----------                      ----------                   ----------
Outstanding at
   end of year                    3,454,963           12.51       3,738,089        11.13       3,460,220         17.57
                                 ==========                      ==========                   ==========
Exercisable at
   end of year                      968,697           10.45       1,522,645        10.72       1,144,934         13.76
Weighted average
   fair value of options
   Granted                                        $    7.98                    $    4.23                          3.16


The following table summarizes information about stock options outstanding at December 31, 2002:

                                         Options Outstanding                        Options Exercisable
                           -------------------------------------------------    ---------------------------
                                                Weighted
                                                 Average         Weighted                       Weighted
                                                Remaining         Average                        Average
                                               Contractual        Exercise                       Exercise
    Exercise Prices            Shares             Life             Price           Shares         Price
------------------------   ---------------    --------------    ------------    ------------   ------------
  $ 3.50    -   $ 5.25              2,230       3.53 years         $   4.21           2,230      $   4.21
  $ 5.25    -   $ 7.88            985,287       7.79 years             5.65         574,405          5.64
  $ 7.88    -   $11.82            433,925       9.08 years             9.46          99,741          9.01
  $11.82    -   $17.73          1,689,609       9.38 years            14.80         140,909         13.66
  $17.73    -   $26.60            203,912       7.20 years            20.93          71,412         23.50
  $26.60    -   $32.00            140,000       5.10 years            30.16          80,000         29.63
                              -----------                                         ---------
                                3,454,963       8.59 years                          968,697
                              ===========                                         =========


At December 31, 2002, 1,934,979 shares of common stock were reserved for future issuance, excluding shares reserved for options outstanding.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE L - INCOME TAXES

Significant components of the Company's net deferred tax assets for the years ended December 31 are as follows (in thousands):

                                                     2002           2001
                                                 -----------    -----------
Deferred tax assets:
Bad debt reserve                                   $ 1,152          $1,367
Acquired bad debt reserve                            1,276             443
Affiliate net operating loss carry forward             691             691
Other reserves and accruals                             --             182
Shareholder lawsuit                                     --           2,535
Book over tax depreciation                             418           1,047
Accrued expenses                                       102              --
                                                   -------          ------
    Total deferred tax assets                        3,639           6,265

Deferred tax liabilities:
State tax                                             (364)             --
Intangible assets amortization                         (71)             --
                                                   -------          ------
    Total deferred tax liabilities                    (435)             --
                                                   -------          ------

Net deferred tax assets                            $ 3,204          $6,265
                                                   =======          ======

Total net long-term deferred tax assets of $247,000 are included in other assets in the accompanying December 31, 2002 balance sheet.

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

                                          2002          2001            2000
                                       ----------    -----------     ----------
Current:
    Federal                              $4,801         $   224          $ 378
    State                                 1,084              57             71

Deferred:
     Federal                              3,160          (2,583)          (451)
     State                                  637            (171)           (84)
                                          -----           -----            ---
Total income tax provision (benefit)     $9,682         $(2,473)         $ (86)
                                          =====           =====            ===

A reconciliation of income tax computed at the U.S. Federal statutory tax rate to income tax (benefit) expense for the years ended December 31 is as follows:

                                          2002          2001            2000
                                       ----------    -----------     ----------
Federal statutory tax rate                35.0%        (35.0%)        (35.0%)
State income taxes net
    of Federal tax benefit                 4.6%         (0.3%)         (4.0%)
Non deductible Department of Justice
    settlement costs                        --          23.4%            --
Non deductible amortization                 .1%          2.2%            --
Other                                       .1%         (0.3%)         (1.2%)
                                          ----          ----           ----
Effective tax rate                        39.8%        (10.0%)        (40.2%)
                                          ====          ====           ====

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE M - SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operated under one segment prior to the acquisition of eBioCare in March 2001. Effective April 2001, the Company has two reportable segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy Services, the Company contracts with insurance companies and other payors to provide direct to patient distribution of biopharmaceutical and pharmaceutical products. In its Specialty Healthcare Services, the Company contracts with hospitals to manage outpatient Wound Care Centers. The Company evaluates segment performance based on income
(loss) from operations. The accounting policies of the reportable segments are the same as those described in the significant accounting policies footnote. Intercompany transactions are eliminated to arrive at consolidated totals.

The following table presents the results of operations and total assets of the reportable segments of the Company at and for the years ended December 31, 2002 and 2001 (in thousands):

                                             At and for the Year Ended December 31, 2002
                                     -----------------------------------------------------------
                                        Specialty   Specialty        Eliminating
                                       Healthcare    Pharmacy          Entries          Total
                                     -----------------------------------------------------------
Revenues                              $34,679         $104,550         $    --         $139,229
Income from operations                $ 8,081         $ 15,450         $    --         $ 23,531
Total assets                          $21,697         $149,114         $15,633         $186,444

                                             At and for the Year Ended December 31, 2001
                                     -----------------------------------------------------------
                                        Specialty   Specialty        Eliminating
                                       Healthcare    Pharmacy          Entries          Total
                                     -----------------------------------------------------------
Revenues                              $ 46,534         $35,104         $    --          $ 81,638
(Loss) income from operations         $(27,581)        $ 2,087         $    --          $(25,494)
Total assets                          $ 39,932         $46,343         $(9,836)         $ 76,439

NOTE N - LEGAL PROCEEDINGS

In the normal course of its business, the Company may be involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to the Company's operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE O - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands):

                                                        2002           2001          2000
                                                     ----------      ---------    ----------
Denominator:
    Denominator for basic earnings per
    share, weighted average shares                      11,280         7,193         8,780


Effect of dilutive employee stock options (a)              927            --            --
                                                        ------         -----         -----

Denominator:
    Denominator for diluted earnings per share,
    adjusted weighted average shares and
    assumed conversions                                 12,207         7,193         8,780
                                                        ======         =====         =====

(a) Potentially dilutive employee and director stock options that have been excluded from this amount because they are anti-dilutive amounted to approximately 2,528,000, 3,738,000 and 3,460,000 in 2002, 2001 and 2000,
      respectively.

The numerator for basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 is the net income (loss) for the year.

NOTE P - EMPLOYEE BENEFITS

The Company maintains a qualified Employee Savings Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reductions and employer contributions at the discretion of the Company. The Company currently has authorized employer contributions of 25 percent of employees' contribution up to one percent of the employees' compensation. The Company's contribution match was $.1 million in 2002 and 2001 and $.5 million in 2000.

NOTE Q - RELATED PARTY TRANSACTIONS

During 2002 and 2001, the Company advanced approximately $1.9 million and $.5 million, respectively, to certain officers and directors of the Company. The Company received promissory notes payable with maturity dates ranging from February 19, 2004 to March 1, 2005 for such advances, which bear interest at an annual rate of 2.46 percent payable on the maturity date. At December 31, 2002 and 2001, principal amounts outstanding under these promissory notes are included in notes receivable - stockholders in the accompanying consolidated balance sheets.

NOTE R - SUBSEQUENT EVENT

On February 3, 2003, the Company acquired MedCare, Inc. ("MedCare"), a specialty pharmacy with locations in Alabama, Mississippi, West Virginia and Florida. MedCare's primary product line is Synagis(R), for the prevention of respiratory syncytial virus, while other product lines include growth hormone and hemophilia clotting factor. The purchase price for MedCare was $6.6 million which was paid in cash, in part by cash on hand and in part by borrowing from the Company's line of credit.

On March 20, 2002 the Company entered into a Stipulation of Settlement (the "Settlement") with the former shareholders of eBiocare related to the Company's indemnification claims against the former shareholders for breach of certain representations and warranties made by such former shareholders. Under the Settlement the

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE R - SUBSEQUENT EVENT (continued)

Company will receive proceeds of approximately $1.3 million, which will be recorded as a reduction to purchase price and goodwill.

                     Inserted Blank Page for Page Formatting

                                                                     SCHEDULE II



                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

COL. A                                     COL. B                     COL. C                     COL. D            COL. E
-----------------------------------    ---------------    -------------------------------    ----------------    ------------

                                                                    Additions
                                                          -------------------------------
                                         Balance at         Charged to       Charged to                          Balance at
                                         Beginning          Costs and           Other                                End
Description                               of Year            Expenses         Accounts         Deductions          of Year
-----------------------------------    ---------------    ---------------    ------------    ----------------    ------------
Year ended December 31, 2002:
Allowance for doubtful accounts         $3,504,000           $1,044,000      $         -     $1,594,000 (1)      $2,954,000

Year ended December 31, 2001:
Allowance for doubtful accounts         $2,046,000           $2,371,000      $         -      $ 913,000 (1)      $3,504,000

Year ended December 31, 2000:
Allowance for doubtful accounts         $2,276,000           $2,189,000      $         -     $2,419,000 (1)      $2,046,000


(1) Accounts written off.

                                INDEX TO EXHIBITS

Exhibit No.        Description                                                                    Ref. No.
------------------ ----------------------------------------------------------------------- -------------------
       3.1         Articles of Incorporation of the Company                                          (1)

       3.2         Bylaws of the Company                                                             (1)

       4.0         Rights Agreement, dated as of October 25, 1995 between Curative
                   Technologies, Inc. and Bank Minnesota, National Association, as
                   Rights Agent                                                                      (4)

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

      10.3         Form of Wound Care Center(R) Contract                                             (9)

      10.4         Lease Agreement dated June 30, 1997, and amended Lease Agreement dated November 13, 1997, between New York Life Insurance Company and
                   the Company                                                                       (9)

      10.5         Employment Agreement, dated as of September 1, 1997 between John C.
                   Prior and the Company                                                            (6)**

      10.6         1991 Stock Option Plan                                                     (1) (Ex. 10.27)**

      10.7         Amendment No. 4 to the 1991 Stock Option Plan                                    (9)**

      10.9         Curative Health Services, Inc., Director Share Purchase Program                  (2)**

      10.11        Curative Health Services, Inc. Employee 401(k) Savings Plan, as
                   amended and restated                                                             (3)**



                                INDEX TO EXHIBITS

Exhibit No.        Description                                                                    Ref. No.
------------------ ----------------------------------------------------------------------- -------------------
      10.19        Curative Technologies, Inc. Non-Employee Director Stock Option Plan               (5)

     10.19.1       Amendment No. 1 to Curative Technologies, Inc. Non-Employee
                   Director Stock Option Plan                                                   (7) (Ex. 10.19)

     10.19.2       Amendment to the Non-Employee Director Stock Option Plan                          (11)

      10.21        Amended Employment Agreement dated December 17, 1997 between
                   William Tella and the Company                                                    (8)**

      10.22        Development and Licensing Agreement dated May 19, 1998 between
                   Accordant Health Services, Inc. and the Company                                   (9)

      10.23        Stock Purchase Agreement dated May 1998, among Accordant Health
                   Services, Inc, the Company and certain investor named herein                      (9)

      10.24        Curative Health Services, Inc. 2000 Stock Option Plan                             (14)

      10.25        Asset Purchase Agreement among Cytomedix, Inc., Cytomedix, N.V., CHS
                   Services, Inc. and Curative Health Services, Inc. dated as of October
                   12, 2000.                                                                         (10)

      10.28        Form of Restricted Stock Award Agreement                                          (12)

      10.29        Non-Employee Director Severance Plan                                              (13)

      10.30        Stock Purchase Agreement dated March 19, 2001, among Curative Health
                   Services, Inc. and certain stockholders of eBioCare.com                           (15)

      10.31        Form of Stockholder Purchase Agreement, between Curative Health
                   Services, Inc. and all other stockholders of eBioCare.com                         (16)

      10.32        Form of Option/Warrant Repurchase and Surrender Agreement between
                   eBioCare.com and the holders of options and warrants to purchase
                   common Stock of eBioCare.com                                                      (17)


                                INDEX TO EXHIBITS

Exhibit No.        Description                                                                    Ref. No.
------------------ ----------------------------------------------------------------------- -------------------
      10.33        Employment Agreement dated as of June 25, 2001 between Nancy Lanis
                   and the Company                                                                   (18)

      10.34        Employment Agreement dated as of September 17, 2001 between Gary
                   Blackford and the Company                                                         (19)

      10.37        Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan              (20)

      10.38        Curative Health Services, Inc. Non-Qualified Stock Option Agreement               (20)

      10.39        Purchase Agreement, dated as of June 10, 2002, by and among Curative
                   Health Services, Inc., Infinity Infusion, LLC and Infinity Infusion
                   II, LLC, and IIC GP, LLC, Azar I. Delpassand, Dr. Ebrahim Delpassand,
                   Tara Imani, Maryam Panahi and Yassamin Norouzian                                  (21)

      10.40        Amendment No. 1 to Purchase Agreement as of dated June 28, 2002, by and among Curative Health Services, Inc., Infinity Infusion, LLC and
                   Infinity Infusion II, LLC and Bijan Imani, as Sellers' Representative
                   on behalf of the Sellers                                                          (22)

      10.41        Amended  and  Restated  Loan and  Security Agreement by and among
                   Curative Health Services, Inc., eBioCare.com, Inc., Hemophilia
                   Access, Inc., Apex Therapeutic Care, Inc. and Healthcare
                   Business Credit Corporation, dated as of May 17, 2002                             (23)

      10.42        Employment agreement dated as of July 24, 2002 between Joseph
                   Feshbach and the Company                                                          (24)**

      10.43        Employment agreement dated as of March 13, 2002 between Thomas
                   Axmacher and the Company                                                          (25)**

      10.44        Stock Purchase Agreement by and among Curative Health Services, Inc.
                   and the stockholders of Apex Therapeutic Care, Inc., dated as of
                   January 27, 2002                                                                  (26)

      10.45        Registration Rights and Lock-up Agreement, dated as of February 28, 2002, by and among Curative Health Services, Inc. and the stockholders of Apex
                   Therapeutic Care, Inc.                                                             *

      10.46        Amendment No. 1 to the Registration Rights and Lock-Up Agreement, dated as of February 27, 2003, by and between Curative Health Services, Inc.
                   and Jon M. Tamiyasu, in his capacity as the Stockholders' Representative under the Registration Rights and Lock-Up Agreement, dated as of February 28,
                   2002, by and among Curative Health Services, Inc. and the shareholders of
                   Apex Therapeutic Care, Inc.                                                        *

      10.47        Kerlin Agreement, dated February 28, 2002, by and among Curative Health
                   Services, Inc., Kerlin Capital Group, LLC, William K. Doyle and
                   Cheryl S. Doyle as Trustees of the William K. Doyle and Cheryl S. Doyle
                   Family Trust dated July 15, 1991, and Timothy J. Fahringer (the "Kerlin
                   Parties") and the stockholders of Apex Therapeutic Care, Inc.                      *

      10.48        Amendment No. 1 to the Kerlin Agreement, dated as of February 27, 2003, by and among Curative Health Services, Inc., Jon M. Tamiyasu, in his capacity as the Stockholders' Representative under the Stock Purchase Agreement, dated as of January 27, 2002, by and among Curative and the shareholders of
                   Apex Therapeutic Care, Inc. and the Kerlin Parties                                 *

      10.49        Form of Amendment to Executive Employment Agreements with John C. Prior,
                   William C. Tella and Nancy F. Lanis                                                *

       21          Subsidiaries of the Registrant                                                     *

       23          Consent of Ernst & Young LLP                                                       *


Exhibit No.        Description                                                                    Ref. No.
------------------ ------------------------------------------------------------------------- --------------
       24          Power of Attorney (included signature page)                                        *

      99.1         Cautionary Statements                                                              *

      99.2         Certification of Chief Executive Officer pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002                                                                            *

      99.3         Certification of Chief Financial Officer pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002                                                                            *

The Company has excluded from the exhibits filed with this report instruments defining the rights of holders of long-term convertible debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10 percent of its total assets.  The Company hereby agrees to furnish a copy of any of these instruments to the SEC upon request.


*     Filed herewith.

** Required to be filed pursuant to Item 601(b) (10) (ii) (A) or (iii) of Regulation S-K.

(1) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated May 30, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed July 7, 1993, No., 33-65710).

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed October 13, 1994, No. 33-85188).

(4) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated November 6, 1995.

(5) Incorporated by reference to Exhibit 10.25.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996.

(6) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report and Form 10-K filed for the year ended December 31, 1997.

(7) Incorporated by reference to similarly numbered exhibit (unless otherwise indicated) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(8) Incorporated by reference to Exhibit 10.45.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 3, 1998.

(9) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998.

(10) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12) Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13) Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(14) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(15) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 13, 2001.

(16) Incorporated by reference to Exhibit 2.2 to the Company's Current Report Form 8-K filed April 13, 2001.

(17) Incorporated by reference to Exhibit 2.3 to the Company's Current Report Form 8-K filed April 13, 2001.

(18) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(19) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(20) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

(21) Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated June 11, 2002.

(22) Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 2, 2002.

(23) Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated June 11, 2002.

(24) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 14, 2002.

(25) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated November 14, 2002.

(26) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 11, 2002.

                                                                  Exhibit 10.45

                    REGISTRATION RIGHTS AND LOCK-UP AGREEMENT

      THIS REGISTRATION RIGHTS AND LOCK-UP AGREEMENT, dated as of February 28, 2002 (this "Agreement"), is entered into by and among Curative Health Services, Inc., a Minnesota corporation ("Curative"), and the stockholders identified on the signature pages to this Agreement, (the "Holders"). Terms used herein but not defined herein shall have the meanings ascribed to such terms in the Stock Purchase Agreement.

      WHEREAS, Curative and the Holders have entered into a Stock Purchase Agreement, dated as of January 27, 2002 (the "Stock Purchase Agreement"), whereby Curative will acquire all of the issued and outstanding shares of Apex Therapeutic Care, Inc., a California corporation (the "Company"), (the "Transaction");

      WHEREAS, upon the closing of the Transaction, Curative will issue shares of its Common Stock to the Holders (the "Common Shares") in partial consideration of the Transaction and such Common Shares will be issued without registration under the Securities Act; and

      WHEREAS, Curative and the Holders desire to provide for certain arrangements with respect to the registration of Registrable Shares under the Securities Act; and

      WHEREAS, Curative and the Holders desire to provide for certain arrangements with respect to restricting the transfer of Registrable Shares received by the Holders in connection with the Transaction.

      NOW, THEREFORE, in consideration of the mutual promises and covenants contained in this Agreement, the parties hereto agree as follows:

                                   ARTICLE I
                                   DEFINITIONS

      Section 1.1 As used in this Agreement, the following terms shall have the following respective meanings:

      (a) "Business Day" means any day on which the commercial banks are open for business in Minneapolis, Minnesota.

      (b) "Commission" means the Securities and Exchange Commission, or any other federal agency at the time administering the Securities Act.

      (c) "Common Stock" means the common stock, $.01 par value per share, of Curative.

      (d) "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations of the Commission issued under such act as they each may, from time to time, be in effect.

                                                                  Execution Copy

      (e) "Registrable Shares" means (i) the Common Shares and (ii) any other shares of Common Stock issued in respect of such shares (because of stock splits, stock dividends, reclassifications, recapitalizations, or similar events); provided, however, that shares of Common Stock which are Registrable Shares shall cease to be Registrable Shares upon any sale pursuant to a Registration Statement or Rule 144 under the Securities Act.

      (f) "Registration Expenses" means all expenses incurred by Curative in complying with this Agreement, including, without limitation, all registration and filing fees, exchange listing fees, printing expenses, transfer agent fees, fees and expenses of counsel for Curative, state Blue Sky fees and expenses, and the expense of any special audits incident to or required by any such registration, but excluding underwriting discounts, selling commissions and the fees and expenses of Holders' counsel.

      (g) "Securities Act" means the Securities Act of 1933, as amended, or any similar federal statute, and the rules and regulations of the Commission issued under such act as they each may, from time to time, be in effect.

                                   ARTICLE II
                               REGISTRATION RIGHTS

      Section 2.1 Registration.

      (a) Curative shall prepare and file with the Commission within ninety (90) days after the Closing Date (the date of such filing being hereinafter referred to as the "Filing Date"), a registration statement on Form S-3 (or, in Curative's sole discretion, on any appropriate form under the Securities Act as may then be available to Curative) relating to the resale of the Registrable Shares by the Holders in accordance with the methods of distribution set forth in such registration statement (which shall not include, without the consent of Curative (which may be granted or withheld in Curative's sole discretion) an underwritten offering) and Rule 415 under the Securities Act (hereafter, the "Registration Statement"), and shall use all reasonable best efforts to cause the Registration Statement to be declared effective by the Commission under the Securities Act as soon as practicable after filing.

      (b) In order to permit the prospectus included in the Registration Statement to be usable by the Holders, Curative agrees to use its best efforts to keep the Registration Statement continuously effective for a period commencing on the effective date thereof and terminating twenty-four months after the Closing Date, or such shorter period that shall terminate when (i) all the Registrable Shares covered by the Registration Statement have been sold, or
(ii) as to any Holder, when all of the Registrable Shares of such Holder may be sold under Rule 144 in any three-month period (the "Effective Period").

      (c) Curative shall prepare and file with the Commission all amendments and supplements to the Registration Statement and the prospectus included in the Registration Statement as may be necessary to keep the Registration Statement effective and in compliance with the Securities Act during the Effective Period.


                                                                  Execution Copy

      (d) Curative shall as expeditiously as possible furnish to each selling Holder such reasonable numbers of copies of the prospectus, including any preliminary prospectus, in conformity with the requirements of the Securities Act and such other documents as the selling Holder may reasonably request in order to facilitate the public sale or other disposition of the Registrable Shares owned by the Holder.

      (e) Curative shall register and qualify the Registrable Shares under the securities or Blue Sky laws of such jurisdictions as the Holders shall reasonably request; provided that Curative shall not for any such purpose be required to register or qualify generally to do business as a foreign corporation in any jurisdiction in which it is not and would not, but for the requirements of this Section 2.1(e), be obligated to be so qualified, or to subject itself to taxation in any such jurisdiction, or to consent to general service of process in any such jurisdiction.

      (f) Curative shall immediately notify each Holder of the issuance by the Commission of any stop order or order suspending the effectiveness of the Registration Statement, the issuance by any state regulatory authority of any order suspending the registration or qualification of the Registrable Shares for sale in such jurisdiction, or the initiation of any proceeding for such purposes. Curative shall use its reasonable best efforts to contest any such proceeding or to obtain the withdrawal of any such order at the earliest possible date.

      (g) Curative shall immediately notify each Holder whose Registrable Shares are included in the Registration Statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which any prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Curative shall promptly prepare and furnish to such Holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

      (h) Upon receipt of any notice from Curative of the happening of any event of the kind described in Sections 2.1(f) or (g), each Holder shall immediately discontinue disposition of Registrable Shares pursuant to the Registration Statement until such Holder receives copies of the supplemented or amended prospectus contemplated by Section 2.1(g) and, if so directed by Curative, shall deliver to Curative all copies then in such Holder's possession of the prospectus relating to the Registrable Shares current at the time of receipt of such notice.

      (i) Notwithstanding anything to the contrary contained herein, Curative may elect to effect an underwritten primary registration in lieu of the registration required under this Section 2.1, provided that all Registrable Shares are included in such registration, and such registration is effective within six months following the closing of the Transaction. If Curative so elects, then Curative shall give prompt notice to all Holders of its intent to effect such a registration.


                                                                  Execution Copy

      Section 2.2 Black-Out Period. Without limiting the provisions of Section 2.1, each Holder agrees by acquisition of Registrable Shares, if so requested by Curative, not to effect any sale of Registrable Shares pursuant to the Registration Statement for any period deemed necessary (a) by Curative or any underwriter in connection with the offering of shares of Common Stock pursuant to any offering of shares of Common Stock by Curative for its own account, and
(b) by Curative in connection with any proposal or plan by Curative to engage in any financing or acquisition or disposition by Curative or any subsidiary thereof of the capital stock or substantially all the assets of any other person (other than in the ordinary course of business), any tender offer or any merger, consolidation, corporate reorganization or restructuring or other similar transaction (each, a "Business Combination"). Any period within the Effective Period during which Curative fails to keep a Registration Statement effective and usable for resales of Registrable Shares, or requires pursuant to this
Section 2.2 that the Holders not effect sales of Registrable Shares pursuant to a Registration Statement, is hereafter referred to as a "Suspension Period." A Suspension Period shall commence on the date set forth in a written notice by Curative (which Curative shall use good faith efforts (consistent with legal and contractual obligations) to deliver to the Holders not less than two Business Days in advance of any proposed or anticipated Suspension Period) to the Holders that the Registration Statement is no longer effective or that the prospectus included in the Registration Statement is no longer usable for resales of Registrable Shares or, in the case of a suspension pursuant to this Section 2.2 the date specified in the notice delivered by Curative pursuant to this Section 2.2, and shall end on the date when each Holder of Registrable Shares covered by a Registration Statement either receives the copies of the supplemented or amended prospectus contemplated by Section 2.1(g) hereof or is advised in writing by Curative that use of the prospectus or sales may be resumed, provided, however, that each Suspension Period shall extend the Effective Period by the same length of time, and Curative shall take all necessary actions to cause the same as promptly as possible. Upon each such extension, Curative shall notify all Holders of the extended expiration date of the Effective Period. No Suspension Period shall last longer than 60 days, and Curative may use the Suspension Period set forth in Section 2.2(a and b) in the aggregate only twice in any 12 month period. Each Holder also agrees that at any time such Holder is an employee of Curative or any of its affiliates, such Holder will be subject to and comply with such policies of Curative regarding purchases and sales of Common Stock as may be in effect from time to time.

      Section 2.3 Allocation of Expenses. Curative shall pay all Registration Expenses of all registrations under this Agreement.

      Section 2.4 Indemnification and Contribution.

      (a) Indemnification by Curative. Curative shall indemnify, defend, save and hold harmless the seller of Registrable Shares, any person, including any placement agent, who sells Registrable Shares under the Registration Statement on behalf of such seller (together, the "Seller"), and each other person, if any, who controls a Seller within the meaning of the Securities Act or the Exchange Act against any losses, claims, damages or liabilities, joint or several, to which such Seller or controlling person may become subject under the Securities Act, the Exchange Act, state securities or Blue Sky laws or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) including, without limitation, reasonable legal fees and expenses, arise out of or are based upon any untrue statement or alleged untrue


                                                                  Execution Copy
statement of any material fact contained in the Registration Statement, any preliminary prospectus or final prospectus contained in the Registration Statement, any amendment or supplement to the Registration Statement, or any document filed with the Commission and incorporated by reference into the Registration Statement, or arise out of or are based upon the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading; and Curative shall reimburse each Seller and each such controlling person for any legal or any other expenses reasonably incurred by such Seller or controlling person in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that Curative shall not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon any untrue statement or omission made in the Registration Statement, preliminary prospectus or final prospectus, or any such amendment or supplement, in reliance upon and in conformity with information furnished in writing to Curative by or on behalf of such Seller or controlling person; and provided further, that Curative shall not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission in the final prospectus, if such untrue statement or alleged untrue statement or omission or alleged omission is corrected in an amendment or supplement to the final prospectus, the Seller had been under an obligation to deliver the final prospectus, there would have been no liability but for the failure of the Seller to deliver the final prospectus as amended or supplemented, Curative had notified the Seller prior to the confirmation of sale that the earlier prospectus had been or would be replaced by the final prospectus as amended or supplemented, and such Holder thereafter fails to deliver such final prospectus as so amended or supplemented prior to or concurrently with the sale of the Registrable Shares covered by the Registration Statement to the person asserting such loss, claim, damage or liability.

      (b) Indemnification by the Holders. Each Seller, severally and not jointly, shall indemnify, defend, save and hold harmless Curative, each of its directors and officers and each underwriter, if any, and each person, if any, who controls Curative or any such underwriter within the meaning of the Securities Act or the Exchange Act, against any losses, claims, damages or liabilities, joint or several, to which Curative, such directors and officers, underwriter or controlling person may become subject under the Securities Act, Exchange Act, state securities or Blue Sky laws or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, any preliminary prospectus or final prospectus contained in the Registration Statement, or any amendment or supplement to the Registration Statement, or arise out of or are based upon any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, if the statement or omission was made in reliance upon and in conformity with information relating to such Seller furnished to Curative in writing by or on behalf of such Seller. The aggregate amount that any Seller, shall be required to pay pursuant to this Section 2.4(b) shall in no case be greater than the amount of the net proceeds received by such Holder upon the sale of the Registrable Shares pursuant to the Registration Statement giving rise to such claim.

      (c) Notice of Claims, etc. Each party entitled to indemnification under this Section 2.4 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any


                                                                  Execution Copy
claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom; provided, that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not be unreasonably withheld); and, provided, further, that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this
Section 2.4. The Indemnified Party may participate in such defense at such party's expense; provided, however, that the Indemnifying Party shall pay such expense if representation of such Indemnified Party by the counsel retained by the Indemnifying Party would be inappropriate due to actual or potential differing interests between the Indemnified Party and any other party represented by such counsel in such proceeding. No Indemnifying Party, in the defense of any such claim or litigation shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect of such claim or litigation, and no Indemnified Party shall consent to entry of any judgment or settle such claim or litigation without the prior written consent of the Indemnifying Party, which consent shall not be unreasonably withheld.

      (d) Contribution. In order to provide for just and equitable contribution to joint liability under the Securities Act in any case in which either (i) a Seller, or any controlling person of a Seller, makes a claim for indemnification pursuant to this Section 2.4 but it is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that this Section 2.4 provides for indemnification in such case, or (ii) contribution under the Securities Act may be required on the part of a Seller or any controlling person of a Seller in circumstances for which indemnification is provided under this Section 2.4; then, in each such case, Curative and such Seller shall contribute to the aggregate losses, claims, damages or liabilities to which they may be subject (after contribution from others) in such proportions so that such Seller is responsible for the portion represented by the percentage that the public offering price of his or its Registrable Shares offered by the Registration Statement bears to the public offering price of all securities offered by such Registration Statement, and Curative is responsible for the remaining portion; provided, however, that, in any such case, (i) no such Seller will be required to contribute any amount in excess of the net proceeds to him or it of all the Registrable Shares sold by him or it pursuant to such Registration Statement, (ii) no person or entity guilty of fraudulent misrepresentation, within the meaning of Section 11(f) of the Securities Act, shall be entitled to contribution from any person or entity who is not guilty of such fraudulent misrepresentation.

      Section 2.5 Information by the Holders. Each Holder shall furnish to Curative such information regarding such Holder and the distribution of Registrable Shares proposed by such Holder as Curative may reasonably request and as shall be required in connection with any registration, qualification or compliance referred to in this Agreement.

      Section 2.6 Rule 144. For so long as and to the extent necessary to permit a Holder to sell Registrable Shares pursuant to Rule 144 under the Securities Act, Buyer shall use its reasonable best efforts to (i) file, on a timely basis, all reports and data required to be filed with the Commission by it pursuant to
Section 13 of the Exchange Act, and (ii) furnish to the Holder


                                                                  Execution Copy
upon request a written statement as to whether or not the Buyer has complied with such reporting requirements during the 12 months preceding any proposed sale of such Registrable Shares by the Holder pursuant to Rule 144, and (iii) and take such further action, and make such information available, as Holder may reasonably request, all to the extent required from time to time to enable Holder to sell the Registrable Shares within the limitation of the exemptions provided by Rule 144 under the Securities Act.

                                   ARTICLE III
                                LOCK-UP AGREEMENT

      Section 3.1 Restrictions. Notwithstanding any other provision contained herein, each Holder agrees that such Holder will not pledge, sell, assign, transfer, offer, contract to sell, loan, grant any rights with respect to, hedge, engage in a short sale, grant any put or call option with respect to or otherwise dispose of (each, a "Transfer") any Registrable Shares, or any interest therein, except upon the terms and conditions specified in this Article III and that such Holder will cause any subsequent holder of such Holder's Registrable Shares to agree to take and hold such Registrable Shares subject to the terms and conditions of this Agreement. By way of clarification, the contractual restrictions contained in this Section 3.1 (i) are in addition to any restrictions on transfer imposed by the Securities Act or the Exchange Act,
(ii) apply to the Registrable Shares regardless of whether such Registrable Shares have been registered pursuant to the provisions of Article II.

      Section 3.2 Termination of Restrictions. All Registrable Shares held by the Holders will be subject to the restrictions set forth in Section 3.1 until released in accordance with the following schedule:

------------------------------------------------------------ ---------------------------------------------------------
  Number of months elapsed since the Closing Date of the        % of the initial # of Registrable Shares released
                 Stock Purchase Agreement                         from the restrictions set forth in Section 3.1
------------------------------------------------------------ ---------------------------------------------------------
                             6                               (i) 250,000 shares for Jon M. Tamiyasu and Ellen M.
                                                             Tamiyasu, as Trustees of the Tamiyasu Trust dated
                                                             December 16, 1997, and Stein Jorgensen, as Trustee of the
                                                             Jon and Ellen Tamiyasu Irrevocable Trust No. 1 combined,
                                                             (ii) 125,000 shares for Kelly Smith and Valorie Smith, as
                                                             Trustees of the Kelly and Valorie Smith Family Trust
                                                             dated December 15, 1997 and Craig Miller, as Trustee of
                                                             the Kelly and Valorie Smith Irrevocable Trust No. 1
                                                             combined, and (iii) 125,000 shares for each of (a) Fred
                                                             Copeland and Lisa Copeland, as Trustees of the Fred and
                                                             Lisa Copeland Family Trust dated August 4, 1999, (b)
                                                             Robert W. Brooks and Sandra S. Brooks, as Trustees of the
                                                             Robert and Sandra Brooks Family Trust dated April 10,
                                                             1987, and (c) Jim Williams
------------------------------------------------------------ ---------------------------------------------------------
                            12                               33%
------------------------------------------------------------ ---------------------------------------------------------
                            15                               15%
------------------------------------------------------------ ---------------------------------------------------------


                                                                  Execution Copy

------------------------------------------------------------ ---------------------------------------------------------
                            18                               15%
------------------------------------------------------------ ---------------------------------------------------------
                            21                               15%
------------------------------------------------------------ ---------------------------------------------------------
                            24                               all remaining Registrable Shares
------------------------------------------------------------ ---------------------------------------------------------

If the application of the foregoing schedule causes a fractional share, such share shall be rounded up to the nearest whole share. The foregoing schedule does not alter the terms of any pledge agreement entered into between a Holder and Curative with respect to Registrable Shares.

      Section 3.3 Legend. Each certificate representing Registrable Shares issued to the Holders or to any subsequent holder of such shares shall bear the following legends:

      THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THESE SECURITIES MAY NOT BE OFFERED, SOLD, PLEDGED OR TRANSFERRED UNLESS (1) A REGISTRATION STATEMENT UNDER THE ACT (AND A CURRENT PROSPECTUS) IS IN EFFECT AS TO THE SECURITIES, (2) AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE ACT IS AVAILABLE OR (3) THE SECURITIES ARE SOLD PURSUANT TO RULE 144 ADOPTED PURSUANT TO THE ACT. IF A REGISTRATION STATEMENT UNDER THE ACT IS NOT IN EFFECT AS TO THE SECURITIES REPRESENTED BY THIS CERTIFICATE, THE SECURITIES MAY NOT BE DISPOSED OF OR TRANSFERRED WITHOUT FIRST OBTAINING AN OPINION OF COUNSEL, REASONABLY ACCEPTABLE TO THE ISSUER OF THESE SECURITIES, THAT SUCH DISPOSITION OR TRANSFER CAN LAWFULLY BE MADE WITHOUT REGISTRATION PURSUANT TO THE ACT.

      PLEDGE, SALE, ASSIGNMENT, TRANSFER OR DISPOSITION OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO RESTRICTIONS CONTAINED IN THE REGISTRATION RIGHTS AND LOCKUP AGREEMENT AND/OR PLEDGE AGREEMENT AS THE CASE MAY BE, BETWEEN THE ISSUER OF THESE SECURITIES AND THE HOLDER OF THIS CERTIFICATE, A COPY OF WHICH AGREEMENT IS ON FILE IN THE OFFICE OF THE SECRETARY OF THE ISSUER.

      Section 3.4 Notices of Transfer. Prior to any proposed Transfer of any Registrable Shares, the Holder proposing to make such Transfer shall give written notice to Curative of such Holder's intention to effect such Transfer, which notice shall set forth the date of such proposed Transfer and the proposed schedule by which the transferred shares will be released from the restrictions set forth in Section 3.1. Such Holder also shall furnish to Curative (i) except with respect to any Registrable Shares that are no longer subject to the transfer restrictions set forth in Section 3.1, a written agreement by the proposed transferee that it is taking and holding the same subject to the terms and conditions specified in this Agreement, and (ii) except with respect to any Registrable Shares that have been registered under the Securities Act, a written opinion of such Holder's counsel (which counsel is reasonably acceptable to Curative), in form reasonably satisfactory to Curative, to the effect that the proposed Transfer may be effected without registration under the Securities Act.


                                                                  Execution Copy

      Section 3.5 Permitted Transfers. Notwithstanding the provisions of Section
3.1 hereof, the Holders may at any time effect any of the following Transfers:

            (a) The Holders may Transfer Registrable Shares to the extent provided in a written consent from Curative.

            (b) Following any Holder's death, Registrable Shares may be transferred by will, trust document, or intestacy to such Holder's legal representatives, heirs, beneficiaries, or legatees, provided however, that each transferee agrees to be bound, on a pro rata basis, by the restrictions set forth in Sections 3.1 and 3.2 hereof;

            (c) Each Holder may transfer Registrable Shares as a gift or gifts during such Holder's lifetime to his spouse, children, grandchildren or a trust or other legal entity for the benefit of such Holder or any of the foregoing, provided however, that each transferee agrees to be bound (and such Holder shall continue to be bound), on a pro rata basis, by the restrictions set forth in Sections 3.1 and 3.2 hereof; and

            (d) The Holders may transfer Registrable Shares to Curative.

      Section 3.6 Stop Transfer Instructions. Each Holder agrees that, in order to ensure compliance with the restrictions referred to herein, Curative may issue appropriate stop transfer instructions to its transfer agent. Curative shall not be required (i) to transfer or have transferred on its books any Registrable Shares that have been sold or otherwise transferred in violation of any of the provisions of this Agreement or applicable law or (ii) to treat as owner of such Registrable Shares or to accord the right to vote or pay dividends to, any purchaser or other transferee to whom such Registrable Shares shall have been so transferred in violation of any law or of any provision of this Agreement.

                                   ARTICLE IV
                                  MISCELLANEOUS

      Section 4.1 Notices.

      All notices, demands and other communications to be given or delivered under or by reason of the provisions of this Agreement will be in writing and will be deemed to have been given (a) when personally delivered to the party entitled to such notice, demand or other communication, (b) when receipt is acknowledged by the party entitled to such notice, demand or other communication, if sent by facsimile, telecopy or other electronic transmission device; provided, however, that if receipt is acknowledged after normal business hours of the recipient, notice shall be deemed to have been given on the next business day, (c) one (1) day after deposit with a nationally recognized overnight courier, specifying next day delivery to the party entitled to such notice, demand or other communication, or (d) three (3) days after being sent by registered or certified mail to the party entitled to such notice, demand or other communication. Notices, demands and communications to parties shall, unless another address is specified in writing, be sent to the address indicated:


                                                                  Execution Copy

      If to Curative:
            Curative Health Services, Inc.
            5051 Highway 7
            St. Louis Park, Minnesota 55416
            Telephone:       (952) 922-0201 ext. 11
            Telecopier:      (952) 922-0198
            Attention:  Gary Blackford, Chief Executive Officer

      with a copy to:
            Curative Health Services, Inc.
            150 Motor Parkway
            Hauppauge, New York 11788
            Telephone:       (631) 232-7016
            Telecopier:      (631) 233-8107
            Attention:  Nancy Lanis, General Counsel

      If to any Holder or Holders:
            Jon M. Tamiyasu, Stockholders' Representative
            c/o ActSys Medical, Inc.
            31336 Via Colinas
            Suite 101
            Westlake Village, California  91362
            Telephone:       (818) 707-1846
            Telecopier:      (818) 707-9094

      copy to:
            Donald J. Palazzo, Esq.
            Nevers, Palazzo, Maddux & Packard, plc
            31248 Oak Crest Drive, Suite 100
            Westlake Village, California 91361
            Telephone:       (818) 879-9700
            Telecopier:      (818) 879-9680

            Eddie Rodriguez, Esq.
            Brobeck, Phleger & Harrison LLP
            12390 El Camino Real
            San Diego, California 92130
            Telephone:       (858) 720-2552
            Telecopier:      (818) 720-2555

            courtesy copy (which shall not be required in order to satisfy the notice requirements under this Section 4.1) to:


                                                                  Execution Copy

            Any Holder whose name, address and fax number is provided to Curative by the Stockholder's Representative or, in any such case at such other address or addresses as shall have been furnished in writing by such party to the others. All notices to be given by or to any Holder or Holders, under or by reason of the provisions of this Agreement, shall be delivered to the Stockholders' Representative who shall convey all such notices, in writing, to Curative or to a Holder or Holders, as the case may be.

      Section 4.2 Entire Agreement. This Agreement embodies the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to such subject matter.

      Section 4.3 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives and, to the extent permitted by Section 4.4 hereof, successors and assigns.

      Section 4.4 Assignment. No Holder may assign its rights under this Agreement; provided that a Holder may assign its rights under this Agreement to any person or entity set forth in Section 3.5 hereof.

      Section 4.5 Amendments and Waivers. Any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), with the written consent of Curative and the Stockholders' Representative. No waivers of or exceptions to any term, condition or provision of this Agreement, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such term, condition or provision.

      Section 4.6 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall be one and the same document.

      Section 4.7 Severability. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law but if any provision of this Agreement is held to be invalid, illegal or unenforceable under any applicable law or rule, the validity, legality and enforceability of the other provision of this Agreement will not be affected or impaired thereby.

      Section 4.8 Headings. The headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

      Section 4.9 Governing Law; Waiver of Jury Trial.

            (a) THIS AGREEMENT SHALL BE DEEMED TO BE MADE IN AND IN ALL RESPECTS SHALL BE INTERPRETED, CONSTRUED AND GOVERNED BY AND IN ACCORDANCE WITH THE LAW OF THE STATE OF MINNESOTA WITHOUT REGARD TO THE CONFLICT OF LAW PRINCIPLES THEREOF.


                                                                  Execution Copy

            (b) EACH PARTY ACKNOWLEDGES AND AGREES THAT ANY CONTROVERSY WHICH MAY ARISE UNDER THIS AGREEMENT IS LIKELY TO INVOLVE COMPLICATED AND DIFFICULT ISSUES, AND THEREFORE EACH SUCH PARTY HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES ANY RIGHT SUCH PARTY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT, OR THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT. EACH PARTY CERTIFIES AND ACKNOWLEDGES THAT (i) NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER, (ii) EACH PARTY UNDERSTANDS AND HAS CONSIDERED THE IMPLICATIONS OF THIS WAIVER, (iii) EACH PARTY MAKES THIS WAIVER VOLUNTARILY, AND (iv) EACH PARTY HAS BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION 4.9.

            (c) EACH PARTY (i) CONSENTS TO SUBMIT ITSELF TO THE PERSONAL JURISDICTION OF ANY FEDERAL COURT LOCATED IN THE STATE OF MINNESOTA, OR ANY MINNESOTA STATE COURT LOCATED IN HENNEPIN COUNTY, IF ANY DISPUTE ARISES OUT OF THIS AGREEMENT, (ii) AGREES THAT IT WILL NOT ATTEMPT TO DENY OR DEFEAT SUCH PERSONAL JURISDICTION BY MOTION OR OTHER REQUEST FOR LEAVE FROM ANY SUCH COURT AND (iii) AGREES THAT IT WILL NOT BRING ANY ACTION RELATING TO THIS AGREEMENT IN ANY COURT OTHER THAN SUCH A FEDERAL OR STATE COURT SITTING IN THE STATE OF MINNESOTA OR IN HENNEPIN COUNTY.

      Section 4.10 Third-Party Benefit. Nothing in this Agreement, express or implied, is intended to confer upon any other person any rights, remedies, obligations or liabilities of any nature whatsoever.

      Section 4.11 Advice of Counsel. Each party acknowledges that it has been advised by counsel in the negotiation, execution and delivery of this agreement.

      Section 4.12 No Waiver. No delay on the part of any party in exercising any right hereunder shall operate as a waiver of such right. No waiver, express or implied, by a party of any right or any breach by another party shall constitute a waiver of any other right or breach.


                                                                  Execution Copy

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                         CURATIVE HEALTH SERVICES, INC.

                         By:  /s/ Gary D. Blackford
                              -----------------------
                                  Gary D. Blackford
                                  Chief Executive Officer

                         HOLDERS:

                         By:  /s/  Jon M. Tamiyasu and Ellen M. Tamiyasu
                              ------------------------------------------
                                   Jon M. Tamiyasu and Ellen M. Tamiyasu,
                                   as Trustees of the Tamiyasu Trust dated
                                   December 16, 1997

                         By:  /s/  Stein Jorgensen
                              --------------------
                                   Stein Jorgensen, as Trustee of the Jon
                                   and Ellen Tamiyasu Irrevocable Trust No. 1

                         By:  /s/  Kelly Smith and Valorie Smith
                              ----------------------------------
                                   Kelly Smith and Valorie Smith, as
                                   Trustees of the Kelly and Valorie Smith
                                   Family Trust dated December 15, 1997

                         By:  /s/  Craig Miller
                              -----------------
                                   Craig Miller, as Trustee of the Kelly
                                   and Valorie Smith Irrevocable Trust No. 1

          [Signature Page to Registration Rights and Lock-up Agreement]

                                                                  Execution Copy

                         By:  /s/  Fred Copeland and Lisa Copeland
                              ------------------------------------
                                   Fred Copeland and Lisa Copeland, as
                                   Trustees of the Fred and Lisa Copeland
                                   Family Trust dated August 4, 1999

                         By:  /s/  Robert W. Brooks and Sandra S. Brooks
                              ------------------------------------------
                                   Robert W. Brooks and Sandra S. Brooks,
                                   as Trustees of the Robert and Sandra
                                   Brooks Family Trust dated April 10, 1987

                         By:  /s/  Jim Williams
                              -----------------
                                   Jim Williams

          [Signature Page to Registration Rights and Lock-up Agreement]


                                                                  Execution Copy

                                                                  Exhibit 10.46

        AMENDMENT NO. 1 TO THE REGISTRATION RIGHTS AND LOCK-UP AGREEMENT

      THIS AMENDMENT NO. 1 TO THE REGISTRATION RIGHTS AND LOCK-UP AGREEMENT, dated as of February 27, 2003 (the "Amendment"), is entered into by and between Curative Health Services, Inc., a Minnesota corporation ("Curative"), and Jon M. Tamiyasu, in his capacity as the Stockholders' Representative under the Registration Rights and Lock-Up Agreement, dated as of February 28, 2002 (the "Agreement") by and among Curative and the shareholders of Apex Therapeutic Care, Inc., a California corporation. Terms used herein but not defined herein shall have the meanings ascribed to such terms in the Agreement.

      WHEREAS, the parties desire to amend the Agreement on the terms and conditions contained herein in accordance with Section 4.5 of the Agreement.

      NOW, THEREFORE, in consideration of the mutual promises and covenants contained in this Amendment, the parties hereto agree as follows:

      1. Amendment. The table set forth in Section 3.2 of the Agreement is hereby deleted and replaced in its entirety by the table set forth in Exhibit A hereto, to the extent that such table relates to Registrable Shares held by the Holders.

      2. Effectiveness and Ratification. All of the provisions of this Amendment shall be effective as of the date hereof. Except as specifically provided for in this Amendment, the terms of the Agreement shall remain in full force and effect.

      3. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall be one and the same document.

      IN WITNESS WHEREOF, the undersigned have executed this Amendment as of the date first written above.

                             CURATIVE HEALTH SERVICES, INC.

                             By: /s/  Joseph Feshbach
                                 --------------------
                                      Joseph Feshbach
                                      Chief Executive Officer

                             STOCKHOLDERS' REPRESENTATIVE

                             By: /s/  Jon M. Tamiyasu
                                 --------------------
                                      Jon M. Tamiyasu, as representative
                                      of the former stockholders of Apex
                                      Therapeutic Care, Inc.

                                                 Exhibit A - Share Release Chart

           Number of Shares Released From Lockup on Each Release Date

------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
                                             Shares Still
            Shareholder          8/29/2002       To Be      3/1/2003    5/29/2003   8/29/2003   11/29/2003  2/29/2004    Total (by
                                               Released                                                                 Shareholder)
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------

------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Tamiyasu Trust                     225,000        311,193      80,000      50,000      80,000       75,000      26,193       536,193
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Copeland Trust                     125,000        172,886      50,000      35,000      35,000       35,000      17,886       297,886
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Brooks Trust                       125,000        172,886      50,000      35,000      35,000       35,000      17,886       297,886
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Jim Williams                       125,000        172,886      30,000      60,000      30,000       35,000      17,886       297,886
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Smith Trust                        100,000        138,308      40,000      30,000      30,000       30,000       8,308       238,308
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Tamiyasu Irrevocable Trust          25,000         34,577      15,000       5,000       5,000        5,000       4,577        59,577
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Smith Irrevocable Trust             25,000         34,577      15,000       5,000       5,000        5,000       4,577        59,577
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
      Subtotal (Apex Group)        750,000      1,037,313     280,000     220,000     220,000      220,000      97,313     1,787,313
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------

------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Kerlin Capital                       2,426          3,793       2,053         933         807            0           0         6,219
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
William Doyle                        2,426          3,793       2,053         933         807            0           0         6,219
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Tim Fahringer                        2,426          3,793       2,053         933         807            0           0         6,219
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
      Subtotal (Kerlin Group)        7,278         11,379       6,159       2,799       2,421            0           0        18,657
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------

------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Total (Apex and Kerlin Groups)     757,278      1,048,692     286,159     222,799     222,421      220,000      97,313     1,805,970
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------

                                                                  Exhibit 10.47
                                KERLIN AGREEMENT

      THIS KERLIN AGREEMENT, dated as of February 28, 2002 (this "Agreement"), is entered into by and among Curative Health Services, Inc., a Minnesota corporation ("Curative"), Kerlin Capital Group, LLC, a California limited liability company ("Kerlin"), William K. Doyle and Cheryl S. Doyle as Trustees of the William K. Doyle and Cheryl S. Doyle Family Trust dated July 15, 1991 (the "Trust"), and Timothy J. Fahringer ("Fahringer") (Kerlin, the Trust and Fahringer, collectively, the "Kerlin Parties"), and the stockholders identified on the signature pages to this Agreement, (the "Holders"). Terms used herein but not defined herein shall have the meanings ascribed to such terms in the Stock Purchase Agreement.

      WHEREAS, Curative and Jim Williams, an individual resident of the State of California ("Williams"), the Tamiyasu Trust dated December 16, 1997 (the "Tamiyasu Trust"), the Jon and Ellen Tamiyasu Irrevocable Trust No. 1 (the "Tamiyasu Irrevocable Trust"), the Kelly and Valorie Smith Family Trust dated December 15, 1997 (the "Smith Trust"), the Kelly and Valorie Smith Irrevocable Trust No. 1 (the "Smith Irrevocable Trust"), the Fred and Lisa Copeland Family Trust dated August 4, 1999 (the "Copeland Trust"), the Robert and Sandra Brooks Family Trust dated April 10, 1987 (the "Brooks Trust" and together with the Tamiyasu Trust, the Tamiyasu Irrevocable Trust, the Smith Trust, the Smith Irrevocable Trust, and the Copeland Trust, the "Trusts"; the Trusts together with Williams are referred to herein collectively as the "Holders"), the Stockholders' Representative and each of Jon M. Tamiyasu, Kelly Smith, Fred Copeland and Robert W. Brooks, have entered into a Stock Purchase Agreement, dated as of January 27, 2002 (the "Stock Purchase Agreement"), whereby Curative will acquire all of the issued and outstanding shares of Apex Therapeutic Care, Inc., a California corporation ("Apex") (the "Acquisition"); and

      WHEREAS, Curative and the Holders have entered into a Registration Rights and Lock-Up Agreement dated February 28, 2002 (the "Registration Rights Agreement"), setting forth certain rights and obligations with respect to shares of Curative common stock (the "Common Shares") issued to the Holders in connection with the Acquisition; and

      WHEREAS, Apex and Kerlin are parties to (i) a letter confidentiality agreement, dated as of January 25, 2001 and (ii) a letter engagement agreement, dated as of March 2, 2001, as amended by a letter agreement dated as of July 27, 2001 ((i) and (ii) together, the "Kerlin Agreements"); and

      WHEREAS, Apex, the Holders, and Kerlin have agreed that a portion of the fee to be paid to Kerlin pursuant to the Kerlin Agreements for Kerlin's services in connection with the Acquisition may be satisfied by having Curative issue to the Kerlin Parties some of the Common Shares that otherwise would have been issued to the Holders (the "Transaction"); and

      NOW, THEREFORE, in consideration of the mutual promises and covenants contained in this Agreement, the parties hereto agree as follows:

                                                                  Execution Copy

                                   ARTICLE I
                               ISSUANCE OF SHARES

      Section 1.1 Issuance of Shares. In consideration for the services provided by Kerlin pursuant to the Kerlin Agreements, the Holders hereby instruct Curative to issue to each of the three Kerlin Parties the number of Common Shares (the "Kerlin Shares") equal to One Hundred Twenty-Five Thousand Dollars ($125,000) divided by the Buyer Stock Price, as such term is defined and calculated in the Stock Purchase Agreement. The Kerlin Shares shall be deducted from the Common Shares otherwise to be issued to the Holders in connection with the Acquisition in the same percentages as set forth in Schedule A of the Stock Purchase Agreement.

      Section 1.2 Kerlin Parties Investment Representations. In connection with the Transaction, the Kerlin Parties, jointly and severally, represent and warrant to the Holders and to Curative that the Kerlin Parties:

      (a) are in a financial position to hold the Kerlin Shares for an indefinite period of time and are able to bear the economic risk and withstand a complete loss of their investment in the Kerlin Shares;

      (b) believe that they, either alone or with the assistance of their own professional advisors, have such knowledge and experience in financial and business matters that they are capable of reading and interpreting financial statements and evaluating the merits and risks of the investment in the Kerlin Shares and have the net worth to undertake those risks;

      (c) have obtained, to the extent they deem necessary, their own professional advice with respect to the risks inherent in the investment in the Kerlin Shares, and the suitability of an investment in the Kerlin Shares in light of their financial condition and investment needs;

      (d) believe that an investment in the Kerlin Shares is suitable for them based upon their investment objectives and financial needs, and they have adequate means for providing for their current financial needs and personal contingencies and have no need for liquidity of investment with respect to the Kerlin Shares;

      (e) have been given access to full and complete information regarding Curative and have utilized such access to their satisfaction for the purposes of obtaining such information, and particularly (but without limitation), they have received and thoroughly reviewed Curative's SEC Reports;

      (f) recognize that an investment in the Kerlin Shares involves a high degree of risk, including, but not limited to, the risk of economic losses from operations of Curative;

      (g) realize that (i) the purchase of the Kerlin Shares is a long-term investment; (ii) they must bear the economic risk of investment for an indefinite period of time because the issuance of the Kerlin Shares was not registered under the federal Securities Act of 1933, as amended (the "Securities Act"), or under the securities laws of any state and, therefore, the Kerlin Shares cannot be transferred or resold unless they are subsequently registered under said laws or exemptions from such registrations are available; (iii) they may not be able to liquidate their investment in the event of an emergency or pledge any of the Kerlin Shares as collateral for


                                                                  Execution Copy
loans; and (iv) the transferability of the Kerlin Shares is restricted and legends will be placed on the certificates representing the Kerlin Shares referring to the applicable restrictions on transferability;

      (h) have been advised that the Kerlin Shares have not been registered under the Securities Act, or applicable state securities laws and that such securities are being offered and sold pursuant to exemptions from such laws and that Holder's and Curative's reliance upon such exemptions is predicated in part on the representations as contained herein. The Kerlin Parties represent and warrant that the Kerlin Shares are being issued for their own account and for investment and not with a view to distribution of the Kerlin Shares, that they have made no agreement with others regarding any of the Kerlin Shares and that their financial condition is such that it is not likely that it will be necessary to dispose of any of the Kerlin Shares in the foreseeable future. The Kerlin Parties are aware that, in the view of the Securities and Exchange Commission, a purchase of the Kerlin Shares with an intent to distribute by reason of any foreseeable specific contingency or anticipated change in market values, or any change in the condition of Curative, or in connection with a contemplated liquidation or settlement of any loan obtained for the acquisition of the Kerlin Shares and for which the Kerlin Shares were pledged, would represent an intent inconsistent with the representations set forth above. The Kerlin Parties further represent and agree that if, contrary to their foregoing intentions, they should later desire to dispose of or transfer any of the Kerlin Shares in any manner, they shall not do so without first obtaining (i) the opinion of counsel acceptable to Curative that such proposed disposition or transfer lawfully may be made without registration pursuant to the Securities Act and applicable state securities laws or (ii) such registration;

      (i) Kerlin was validly organized under the laws of, the Kerlin Parties are residents of the state of, and received the offer and made the decision to invest in the Kerlin Shares in, the State of California and that the Kerlin Shares are being acquired by the Kerlin Parties in their names solely for their own beneficial interest and not as a nominee for, or on behalf of, or for the beneficial interest of, or with the intention to transfer to, any other person, trust or organization;

      (j) qualify as "accredited investors," as that term is used in Regulation D promulgated under the Securities Act;

      (k) agree that any legal counsel to Curative, the Holders or Apex may rely upon the representations and warranties of the Kerlin Parties contained herein for the purposes of rendering an opinion as to the existence or non-existence of an exemption from the registration requirements of the Securities Act or applicable state securities laws with respect to the sale and transfer of the Kerlin Shares; and

      (l) prior to acquiring the Kerlin Shares, do not own or control, directly or indirectly, any shares of the common stock of Curative.

      Section 1.3 Indemnification. The Kerlin Parties, jointly and severally, shall indemnify, save, defend, and hold the Holders, Apex and Curative, and their respective officers, directors, employees, trustees, beneficiaries, successors, and assigns harmless from and against any and all claims, demands, expenses, lawsuits, liabilities, and losses, including but not limited to penalties, interest, court costs, and attorneys' fees, arising out of or in connection with any


                                                                  Execution Copy
breach of a representation or warranty of the Kerlin Parties contained in this Agreement, or any breach of such representation or warranty alleged by a third party.

                                   ARTICLE II
                         REGISTRATION RIGHTS AND LOCKUP

      Section 2.1 Consent of Curative. By executing this Agreement, Curative hereby consents to the Transaction, which consent is required by Section 3.5(a) of the Registration Rights Agreement.

      Section 2.2 Kerlin Shares Bound by Registration Rights and Lock-Up Agreement. Except as otherwise provided herein, the Kerlin Parties agree that they and the Kerlin Shares will be bound by the provisions and restrictions of the Registration Rights Agreement.

      Section 2.3 Registration Rights. Curative agrees that the Kerlin Shares are entitled to registration rights as set forth in Article II of the Registration Rights Agreement.

      Section 2.4 Termination of Restrictions. All Kerlin Shares held by the Kerlin Parties will be subject to the restrictions set forth in Section 3.1 of the Registration Rights Agreement until released in accordance with the schedule set forth in Exhibit A attached hereto.

      Section 2.5 Legends. The Kerlin Parties acknowledge that legends substantially in the following form will be placed on the certificate(s) representing the Kerlin Shares:

      THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THESE SECURITIES MAY NOT BE OFFERED, SOLD, PLEDGED OR TRANSFERRED UNLESS (1) A REGISTRATION STATEMENT UNDER THE ACT (AND A CURRENT PROSPECTUS) IS IN EFFECT AS TO THE SECURITIES, (2) AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE ACT IS AVAILABLE OR (3) THE SECURITIES ARE SOLD PURSUANT TO RULE 144 ADOPTED PURSUANT TO THE ACT. IF A REGISTRATION STATEMENT UNDER THE ACT IS NOT IN EFFECT AS TO THE SECURITIES REPRESENTED BY THIS CERTIFICATE, THE SECURITIES MAY NOT BE DISPOSED OF OR TRANSFERRED WITHOUT FIRST OBTAINING AN OPINION OF COUNSEL, REASONABLY ACCEPTABLE TO THE ISSUER OF THESE SECURITIES, THAT SUCH DISPOSITION OR TRANSFER CAN LAWFULLY BE MADE WITHOUT REGISTRATION PURSUANT TO THE ACT.

      PLEDGE, SALE, ASSIGNMENT, TRANSFER OR DISPOSITION OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO RESTRICTIONS CONTAINED IN THE AGREEMENT BETWEEN THE ISSUER OF THESE SECURITIES AND THE HOLDER OF THIS CERTIFICATE, A COPY OF WHICH AGREEMENT IS ON FILE IN THE OFFICE OF THE SECRETARY OF THE ISSUER.


                                                                  Execution Copy

                                   ARTICLE III
                                     RELEASE

      Section 3.1 Release. In consideration of and effective on the receipt of the Kerlin Shares and $1,000,000 in cash, which together represent the entire amount due to Kerlin under the Kerlin Agreements, Kerlin acting for itself and its affiliates, agents, successors and assigns, and each of them, does hereby release and forever discharge Apex, Curative, the Holders and their respective officers, employees, agents, consultants, affiliates, successors and assigns, and each of them, from any and all liabilities, performance, claims, demands and causes of action, either in law or in equity, known or unknown, liquidated or unliquidated, which have arisen or may arise out of or are in any way connected with the Acquisition, the Transaction, the Kerlin Agreements and any agreement related or connected thereto, provided, however, that this paragraph shall not in any way affect the rights and responsibilities related to the Indemnification Agreement between Apex and Kerlin dated March 2, 2001 which is included in the Kerlin Agreements.

      Section 3.2 No Other Agreements. Kerlin hereby represents and warrants to Curative that there are no other agreements, arrangements or understandings, written or otherwise, between Kerlin and either the Holders or Apex other than the Kerlin Agreements.

                                   ARTICLE IV
                                  MISCELLANEOUS

      Section 4.1 Notices.

      All notices, demands and other communications to be given or delivered under or by reason of the provisions of this Agreement will be in writing and will be deemed to have been given (a) when personally delivered to the party entitled to such notice, demand or other communication, (b) when receipt is acknowledged by the party entitled to such notice, demand or other communication, if sent by facsimile, telecopy or other electronic transmission device; provided, however, that if receipt is acknowledged after normal business hours of the recipient, notice shall be deemed to have been given on the next business day, (c) one (1) day after deposit with a nationally recognized overnight courier, specifying next day delivery to the party entitled to such notice, demand or other communication, or (d) three (3) days after being sent by registered or certified mail to the party entitled to such notice, demand or other communication. Notices, demands and communications to parties shall, unless another address is specified in writing, be sent to the address indicated:

      If to Curative:

            Curative Health Services, Inc.
            5051 Highway 7
            St. Louis Park, Minnesota 55416
            Telephone:       (952) 922-0201 ext. 11
            Telecopier:      (952) 922-0198
            Attention:  Gary Blackford, Chief Executive Officer


                                                                  Execution Copy
      with a copy to:

            Curative Health Services, Inc.
            150 Motor Parkway
            Hauppauge, New York 11788
            Telephone:       (631) 232-7016
            Telecopier:      (631) 233-8107
            Attention:  Nancy Lanis, General Counsel

      If to any Kerlin Party:

            Kerlin Capital Group, LLC
            515 South Figueroa Street
            Suite 1275
            Los Angeles, California 90071
            Telephone:       (213) 627-3300
            Telecopier:      (213) 627-2134
            Attention:  William K. Doyle, Managing Partner

      If to any Holder or Holders:

            Jon M. Tamiyasu, Stockholders' Representative
            c/o ActSys Medical, Inc.
            31336 Via Colinas
            Suite 101
            Westlake Village, California  91362
            Phone:           (818) 707-1846
            Fax:             (818) 707-9094

      copy to:

            Donald J. Palazzo, Esq.
            Nevers, Palazzo, Maddux & Packard, plc
            31248 Oak Crest Drive, Suite 100
            Westlake Village, California 91361
            Phone:           (818) 879-9700
            Fax:             (818) 879-9680

            Eddie Rodriguez, Esq.
            Brobeck, Phleger & Harrison LLP
            12390 El Camino Real
            San Diego, California 92130
            Phone:           (858) 720-2552
            Fax:             (818) 720-2555


                                                                  Execution Copy
            courtesy copy (which shall not be required in order to satisfy the notice requirements under this Section 4.1) to:

            Any Holder whose name, address and fax number is provided to Curative by the Stockholder's Representative or, in any such case at such other address or addresses as shall have been furnished in writing by such party to the others. All notices to be given by or to any Holder or Holders, under or by reason of the provisions of this Agreement, shall be delivered to the Stockholders' Representative who shall convey all such notices, in writing, to Curative, to the Kerlin Parties, or to a Holder or Holders, as the case may be.

      Section 4.2 Entire Agreement. This Agreement embodies the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to such subject matter.

      Section 4.3 Incorporation by Reference. Other than Sections 4.1 and 4.2 thereof, Article IV of the Registration Rights Agreement is hereby incorporated by reference.

                  [Remainder of page intentionally left blank]


                                                                  Execution Copy

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                         CURATIVE HEALTH SERVICES, INC.

                         By: /s/  Gary D. Blackford
                             ----------------------
                                  Gary D. Blackford
                                  Chief Executive Officer

                         KERLIN CAPITAL GROUP, LLC

                         By: /s/  William K. Doyle
                             ---------------------
                                  Name:  William K. Doyle
                                  Title: Managing Partner

                         HOLDERS:

                         By: /s/  Jon M. Tamiyasu and Ellen M. Tamiyasu
                             ------------------------------------------
                                  Jon M. Tamiyasu and Ellen M. Tamiyasu,
                                  as Trustees of the Tamiyasu Trust dated
                                  December 16, 1997

                         By: /s/  Stein Jorgensen
                             --------------------
                                  Stein Jorgensen, as Trustee of the Jon
                                  and Ellen Tamiyasu Irrevocable Trust No. 1

                         By: /s/  Kelly Smith and Valorie Smith
                             ----------------------------------
                                  Kelly Smith and Valorie Smith, as
                                  Trustees of the Kelly and Valorie Smith
                                  Family Trust dated December 15, 1997

                      [Signature Page to Kerlin Agreement]

                                                                  Execution Copy

                         By: /s/  Craig Miller
                             -----------------
                                  Craig Miller, as Trustee of the Kelly
                                  and Valorie Smith Irrevocable Trust No. 1

                         By: /s/  Fred Copeland and Lisa Copeland
                             ------------------------------------
                                  Fred Copeland and Lisa Copeland, as
                                  Trustees of the Fred and Lisa Copeland
                                  Family Trust dated August 4, 1999

                         By: /s/  Robert W. Brooks and Sandra S. Brooks
                             ------------------------------------------
                                  Robert W. Brooks and Sandra S. Brooks,
                                  as Trustees of the Robert and Sandra
                                  Brooks Family Trust dated April 10, 1987

                         By: /s/  Jim Williams
                             -----------------
                                  Jim Williams

                      [Signature Page to Kerlin Agreement]

                                                                  Execution Copy

                        KERLIN PARTIES
                        (In addition to Kerlin Capital Group, LLC)

                         By:  /s/  William K. Doyle and Cheryl S. Doyle
                              -----------------------------------------
                                   William K. Doyle and Cheryl S. Doyle as
                                   Trustees of the William K. Doyle and
                                   Cheryl S. Doyle Family Trust dated July
                                   15, 1991

                         By:  /s/  Timothy J. Fahringer
                              -------------------------
                                   Timothy J. Fahringer

                      [Signature Page to Kerlin Agreement]

                                                                  Execution Copy

                                                                       Exhibit A

                                           Schedule for Release of Kerlin Shares

--------------------------------------    --------------------------------------
Number of months elapsed since the          % of the initial # of Kerlin Shares
Closing Date of the Stock Purchase          released from the restrictions set
Agreement                                   forth in Section 3.1 of the
                                            Registration Rights Agreement
--------------------------------------    --------------------------------------
                 6                                         39%
--------------------------------------    --------------------------------------
                12                                         33%
--------------------------------------    --------------------------------------
                15                                         15%
--------------------------------------    --------------------------------------
                18                                         15%
--------------------------------------    --------------------------------------
                21                                         15%
--------------------------------------    --------------------------------------
                24                              all remaining Kerlin Shares
--------------------------------------    --------------------------------------

                                                                  Execution Copy

                                                                  Exhibit 10.48

                     AMENDMENT NO. 1 TO THE KERLIN AGREEMENT

      THIS AMENDMENT NO. 1 TO THE KERLIN AGREEMENT, dated as of February 27, 2003 (this "Amendment"), is entered into by and among Curative Health Services, Inc., a Minnesota corporation ("Curative"), Jon M. Tamiyasu, in his capacity as the Stockholders' Representative under the Stock Purchase Agreement, dated as of January 27, 2002, by and among Curative and the shareholders of Apex Therapeutic Care, Inc., and the Kerlin Parties. This Amendment amends the Kerlin Agreement, dated as of February 28, 2002 (the "Agreement"), by and among Curative, the Holders and the Kerlin Parties. Terms used herein but not defined herein shall have the meanings ascribed to such terms in the Agreement.

      WHEREAS, the parties desire to amend the Agreement on the terms and conditions contained herein in accordance with Section 2.2 of the Agreement.

      NOW, THEREFORE, in consideration of the mutual promises and covenants contained in this Amendment, the parties hereto agree as follows:

      1. Amendment. The table set forth in Exhibit A to the Agreement is hereby deleted and replaced in its entirety by the table set forth in Exhibit A hereto to the extent that such table relates to Kerlin Shares held by the Kerlin Parties.

      2. Effectiveness and Ratification. All of the provisions of this Amendment shall be effective as of the date hereof. Except as specifically provided for in this Amendment, the terms of the Agreement shall remain in full force and effect.

      3. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall be one and the same document.

      IN WITNESS WHEREOF, the undersigned have executed this Amendment as of the date first written above.

                              CURATIVE HEALTH SERVICES, INC.

                              By:  /s/  Joseph Feshbach
                                   --------------------
                                        Joseph Feshbach
                                        Chief Executive Officer

                              STOCKHOLDERS' REPRESENTATIVE

                              By:  /s/  Jon M. Tamiyasu
                                   --------------------
                                        Jon M. Tamiyasu, as representatives
                                        of the former stockholders of Apex
                                        Therapeutic Care, Inc.

                              KERLIN PARTIES:

                              KERLIN CAPITAL GROUP, LLC

                              By: /s/  William K. Doyle
                                  ---------------------
                                       Name:  William K. Doyle
                                       Title: Managing Partner

                              By: /s/  William K. Doyle and Cheryl S. Doyle
                                  -----------------------------------------
                                       William K. Doyle and Cheryl S. Doyle as
                                       Trustees of the William K. Doyle and
                                       Cheryl S. Doyle Family Trust dated July
                                       15, 1991

                              By: /s/  Timothy J. Fahringer
                                  -------------------------
                                       Timothy J. Fahringer

                                                 Exhibit A - Share Release Chart

           Number of Shares Released From Lockup on Each Release Date

------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
                                             Shares Still
            Shareholder          8/29/2002       To Be      3/1/2003    5/29/2003   8/29/2003   11/29/2003  2/29/2004    Total (by
                                               Released                                                                 Shareholder)
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------

------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Tamiyasu Trust                     225,000       311,193       80,000      50,000      80,000       75,000      26,193       536,193
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Copeland Trust                     125,000       172,886       50,000      35,000      35,000       35,000      17,886       297,886
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Brooks Trust                       125,000       172,886       50,000      35,000      35,000       35,000      17,886       297,886
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Jim Williams                       125,000       172,886       30,000      60,000      30,000       35,000      17,886       297,886
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Smith Trust                        100,000       138,308       40,000      30,000      30,000       30,000       8,308       238,308
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Tamiyasu Irrevocable Trust          25,000        34,577       15,000       5,000       5,000        5,000       4,577        59,577
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Smith Irrevocable Trust             25,000        34,577       15,000       5,000       5,000        5,000       4,577        59,577
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
      Subtotal (Apex Group)        750,000     1,037,313      280,000     220,000     220,000      220,000      97,313     1,787,313
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------

------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Kerlin Capital                       2,426         3,793        2,053         933         807            0           0         6,219
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
William Doyle                        2,426         3,793        2,053         933         807            0           0         6,219
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Tim Fahringer                        2,426         3,793        2,053         933         807            0           0         6,219
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
      Subtotal (Kerlin Group)        7,278        11,379        6,159       2,799       2,421            0           0        18,657
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------

------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------
Total (Apex and Kerlin Groups)     757,278     1,048,692      286,159     222,799     222,421      220,000      97,313     1,805,970
------------------------------   ---------   ------------   ---------   ---------   ---------   ----------   ---------  ------------

                                                                  Exhibit 10.49

                              FORM OF AMENDMENT TO
                         EXECUTIVE EMPLOYMENT AGREEMENTS

      This Amendment to the Employment Agreement (this "Amendment"), effective as of July 24, 2002, is made and entered into between Curative Health Services, Inc., a Minnesota corporation ("EMPLOYER"), and _________________, an individual resident of the State of ______________ ("EXECUTIVE").

      WHEREAS, EMPLOYER and EXECUTIVE entered into an Employment Agreement, effective as of _____________ (the "Employment Agreement"); and

      WHEREAS, EMPLOYER and EXECUTIVE wish to amend the Employment Agreement.

      NOW THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, EMPLOYER and EXECUTIVE agree to amend the Employment Agreement as follows:

      1. Delete Sections 4.1(c)(ii), (iii) and (iv) in their entirety and replace them with the following:

      4.1 Definitions

            "(c) A "Change of Control" shall mean any of the following:

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

                  (iv) in the event that the Common Stock is traded on an established securities market, a public announcement that any person has acquired or has the right to acquire beneficial ownership of fifty percent (50%) or more of the then-outstanding Common Stock and for this purpose the terms "person" and "beneficial ownership" shall have the meanings provided in Section 13(d) of the Securities and Exchange Act of 1934 or related rules promulgated by the Securities and Exchange Commission, or the commencement of or public announcement of an intention to make a tender offer or exchange offer for fifty percent (50%) or more of the then outstanding Common Stock;"

      IN WITNESS WHEREOF, the parties have executed this Amendment as of December ___, 2002.

                                    CURATIVE HEALTH SERVICES, INC.

                                    By: /s/  Joseph L. Feshbach
                                        -----------------------
                                             Name:  Joseph L. Feshbach
                                             Title: Chairman and Chief
                                                    Executive Officer

                                    EXECUTIVE

                                    _______________________________

                                                                     Exhibit 21


SUBSIDIARIES OF THE REGISTRANT

The following is a list of all of the subsidiaries of the Registrant:

 1. CHS Services, Inc., organized under the laws of Delaware.
 2. eBioCare.com, Inc., organized under the laws of the State of California.
 3. Hemophilia Access, Inc., organized under the laws of the State of Tennessee.
 4. Apex Therapeutic Care, Inc., organized under the laws of the State of California.
 5. Infinity Infusion, LLC, organized under the laws of Delaware.
 6. Infinity Infusion II, LLC, organized under the laws of Delaware.
 7. Infinity Infusion Care, Ltd., organized under the laws of Texas.
 8. OptCare, Inc., organized under the laws of New York.
 9. Optimal Care Plus, Inc., organized under the laws of Delaware.
10. MedCare, Inc., organized under the laws of Delaware.

                                                                     Exhibit 23



                       CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Forms S-3 Nos. 333-102965, 333-89254 and 333-83342) pertaining to shares to be sold by certain selling shareholders, in the Registration Statement (Forms S-8 Nos. 333-98253 and 333-60852) pertaining to the Curative Health Services, Inc. 2000 Stock Incentive Plan, in the Registration Statement (Forms S-8 Nos. 333-98251 and 333-73376) pertaining to the Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan and Non-Qualified Stock Option Agreements for David Lawson, Steven Michurski, and Beth Oliver, in the Registration Statement (Forms S-8 Nos. 333-65753 and 333-60854) pertaining to the Curative Health
Services, Inc. Non-Employee Director Stock Option Plan, as amended, in the Registration Statement (Forms S-8 Nos. 333-65751, 33-65712, 33-54880, 33-45553
and 33-44414) pertaining to the Curative Health Services, Inc. and Subsidiaries 1991 Stock Option Plan, as amended, in the Registration Statement (Form S-8 No. 33-65710) pertaining to the Curative Health Services, Inc. and Subsidiaries Director Share Purchase Program, and in the Registration Statement (Form S-8 No. 33-85188) pertaining to the Curative Health Services, Inc. and Subsidiaries Employee 401(k) Savings Plan of our report dated February 10, 2003, with respect to the consolidated financial statements and schedule of Curative Health Services, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

                                                /s/ Ernst & Young LLP

Melville, New York
March 28, 2003

                                                                    EXHIBIT 99.1

                                  RISK FACTORS



Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these "safe harbor" provisions and are filing this Exhibit 99.1 in order to do so. Accordingly, we hereby identify the following important factors which could cause our actual results to differ materially from any such results which may be projected, forecast, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by the Company's officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.



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

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to our operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position or results of operations.

We have a concentration of revenues and payors.

Approximately 58 percent of our 2002 revenues were derived from sales of products needed by patients with hemophilia. Further, approximately 41 percent of our revenues were derived from products and/or services provided to patients covered under various state Medicaid programs. Currently, many states are experiencing budget deficits that may require reductions in health care related expenditures. Any reduction in benefit payments made by any state related to the products or services we provide may have a material adverse effect on our financial position or results of operations.

If we are unable to manage our growth effectively, our business will be harmed.

Our growth strategy will likely place a strain on our resources, and if we cannot effectively manage our growth, our business will be harmed. In connection with our growth strategy, we will likely experience a large increase in the number of our employees, the size of our programs and the scope of our operations. Our ability to manage this growth and to be successful in the future will depend partly on our ability to retain skilled employees, enhance our management team and improve our management information and financial control systems.

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

      o a growth strategy that involves significant acquisitions results in a diversion of our management's attention from existing operations.

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

Our Specialty Pharmacy acquisitions resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of this goodwill. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge to our earnings.

Since our growth strategy will likely involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Statement of Financial Accounting Standards No. 141, "Business Combinations," such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively affected.

We are highly dependent on our relationships with a limited number of biopharmaceutical and pharmaceutical suppliers, and the loss of any of these relationships could significantly affect our ability to sustain or grow our revenues.

The biopharmaceutical and pharmaceutical industries are susceptible to product shortages. Some of the products that we distribute, such as factor VIII blood clotting products and intravenous immune globulins, have experienced shortages in the recent past. Suppliers were unable to increase production to meet rising global demand. This shortage has recently ended, and while supply has significantly increased, demand continues to grow. In 2002, approximately 55 percent, or $57 million, of our Specialty Pharmacy Services revenues were derived from our sale of factor VIII. We purchased our supplies of blood clotting products from five suppliers, including Baxter Healthcare Corp., Novo Nordisk Pharmaceuticals, Inc., Wyeth, Alpha Therapeutics Corp. and Aventis Behring. The Company believes that these five suppliers represent substantially all of the production capacity for recombinant factor VIII. In the event that one of these suppliers is unable to continue to supply us with products, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability. Our ability to take on additional customers or to acquire other specialty pharmacy businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these suppliers. In addition, MedImmune, Inc. is the sole supplier of Synagis(R), a product used to treat respiratory syncitial virus in infants. In the event MedImmune is unable to provide us with an adequate supply of Synagis(R) product for any reason, our ability to add and service patients would be impaired. If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

If additional providers obtain access to favorably priced products we handle, our business could be harmed.

Because we do not receive federal grants under the Public Health Service Act, we are not eligible to participate directly in a federal pricing program administered by the Federal Health Resources and Services Administration's Public Health Service, which allows certain entities with such grants, such as certain hospitals and hemophilia treatment centers, to obtain discounts on drugs, including certain biopharmaceutical products (e.g., hemophilia clotting factor) which products represented 41 percent of our total Company revenues in 2002. To the best of our knowledge, these entities benefit by being able to acquire, pursuant to this federal program, products competitive with ours at prices lower than our cost for the same products. Our customers, where eligible, may elect to obtain hemophilia clotting factor, or other products, from such lower-cost entities and this would result in a loss of revenue.

Recent investigations into reporting of average wholesale prices could reduce our pricing and margins.

Many government payors, including Medicare and Medicaid, as well as some private payors, pay us directly or indirectly based upon the drug's average wholesale price. If a drug's average wholesale price declines, and if we are unable to recoup the full amount of such decline from our customers, we will lose revenues. Biopharmaceutical products (biological products, e.g., hemophilia factor) and pharmaceutical products (i.e., drugs) are included as part of this drug reimbursement methodology. Most of Specialty Pharmacy Services' revenues results from reimbursement methodologies based on the average wholesale price of our products. Average wholesale price for most drugs is compiled and published by private companies, such as First DataBank, Inc., from information provided by manufacturers. Various federal and state government agencies have been investigating whether the reported average wholesale price of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As reported in the "Wall Street Journal," there are also several whistleblower lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturer's average wholesale price for a particular drug. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated average wholesale prices of various drugs to First DataBank, which, in turn, reported these prices to its subscribers, including many state Medicaid agencies who then included these average wholesale prices in the state's reimbursement policies. In 2001, Bayer Corporation, an occasional supplier of hemophilia factor to us, agreed to pay $14 million in a settlement with the federal government and 45 states in order to close an investigation regarding these charges. Bayer also entered into a five-year corporate integrity agreement with the government, in which Bayer agreed to provide information on the average sale price of its drugs to the government. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic average wholesale price for a number of the clotting factor and intravenous immune globulin products that we sell. Consequently, a number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey. Although the Centers for Medicare and Medicaid

Services ("CMS") had also announced that Medicare fiscal agents should calculate the amount that they pay for Medicare claims for certain drugs by using the lower prices on the First DataBank Market Price Survey, the proposal to include clotting factor in the lower Medicare pricing was withdrawn. CMS announced that it will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to a lower average wholesale price pricing for hemophilia factor.

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

More recently, on January 10, 2003, the United States General Accounting Office issued a report on Medicare payment for blood clotting factor finding that, similar to earlier findings about other drugs Medicare pays for, in 2001, Medicare's payment for blood clotting products exceeded the actual acquisition costs of providers. The government's inquiries and the changes occurring in the reporting of average wholesale price and its related effects on Medicare and Medicaid prices could have a negative effect on our business. For example, if the reduced average wholesale price published by First DataBank for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have an adverse effect on our business, including reducing the pricing and margins on certain of our products.

The government's inquiries and the changes occurring in the reporting of average wholesale price and its related effects on Medicare and Medicaid prices could have a negative effect on our business. For example, if the reduced average wholesale prices published by First DataBank for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have an adverse effect on our business, including reducing the pricing and margins on certain of our products.

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

      o     the cure of a disease we service.

Our business involves risks of professional, product and hazardous substance liability, and any inability to obtain adequate insurance may adversely affect our business.

The provision of health services entails an inherent risk of professional malpractice, regulatory violations and other similar claims. Claims, suits or complaints relating to health services and products provided by physicians, pharmacists or nurses in connection with our Specialty Pharmacy Services and Specialty Healthcare Services programs may be asserted against us in the future.

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

Our operations expose us to product and professional liability risks that are inherent in managing the delivery of wound care services and the provision and marketing of biopharmaceutical and pharmaceutical products. We currently maintain professional and product liability insurance coverage of $25 million in the aggregate. Because we cannot predict the nature of future claims that may be made, we can not assure you that the coverage limits of our insurance would be adequate to protect us against any potential claims, including claims based upon the transmission of infectious disease, contaminated product or otherwise. In addition, we may not be able to obtain or maintain professional and product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

We rely on key community-based representatives whose absence or loss could harm our business.

The success of our Specialty Pharmacy Services division depends upon our ability to retain key employees known as community-based representatives, and the loss of their services could adversely affect our business and prospects. Our community-based representatives are our chief contact and maintain the primary relationship with our customers and the loss of a single community-based representative could result in the loss of a significant number of customers. We do not have key man insurance on any of our community-based representatives. In addition, our success will depend, among other things, upon the successful recruitment and retention of qualified personnel, and we may not be able to retain all of our key management personnel or be successful in recruiting additional replacements should that become necessary.

Our inability to maintain a number of important contractual relationships could adversely affect our operations.

Substantially all of the revenues of our Specialty Healthcare Services operations are derived from management contracts with acute care hospitals. At present, we have approximately 90 management contracts. The contracts generally have initial terms of three to five years, and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 2003, the contract terms of 26 of our management contracts will expire, including 19 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During 2002, five contracts expired without renewal, and an additional 20 contracts were terminated prior to their scheduled expiration. Generally, these contracts were terminated by hospitals because of the Specialty Healthcare Services legal action, hospital financial difficulties and Medicare reimbursement changes which reduced hospital revenues. Our continued success is subject to our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

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

As a result of the Balanced Budget Act of 1997, CMS (formerly Health Care Financing Administration) implemented the Outpatient Prospective Payment System for all hospital outpatient department services furnished to Medicare patients beginning August 2000. Under the system, a predetermined rate is paid to hospitals for clinical services rendered, regardless of the hospital's cost. The new payment system does not provide comparable reimbursement for previously reimbursed services, and the payment rates for many services are insufficient for many of our hospital customers, resulting in revenue and income shortfalls for the Wound Care Center programs managed by us on behalf of the hospitals. As a result, during 2002 and 2001, we renegotiated and modified many of our management contracts, which has resulted in reduced revenue and income to us from those modified contracts and, in numerous cases, contract termination. These renegotiations resulted in reduced revenues of approximately $4.2 million. In addition, we lost approximately $9.7 million in revenues as the result of contract terminations. At any time during any given year, 10 percent to 20 percent of hospital contracts are being renegotiated. We expect that contract renegotiation and modification with many of our hospital customers will continue, and this could result in further reduced revenues and income to us from those contracts and even contract terminations. These results could harm our business.

The Wound Care Center programs managed by Specialty Healthcare Services on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare outpatient reimbursement system. With the Outpatient Prospective Payment System, Medicare published criteria for determining when programs may be designated "provider based entities." Programs that existed prior to October 1, 2000 are grandfathered by CMS to be "provider based entities" until the start of their next cost reporting period beginning on or after July 1, 2003. At that time, the hospital will submit an attestation to the appropriate Regional Office, attesting that the program meets all the requirements for provider based designation. Programs that started on or after October 1, 2000 are required to file an application for provider based designation status. We timely advised each of our hospital clients of the mandatory application procedures. Of the eight "under arrangement" models in our Specialty Healthcare Services business unit, where we, not the hospital, employ the clinical and administrative staff that work in the center, four are potentially at risk for not meeting the criteria for a "provider based entity." As a result, Specialty Healthcare Services has been in discussions with its "under arrangement" hospital customers to convert the programs to management models where the hospital employs the clinical and administrative staff. Although we believe that the programs we manage substantially meet the current criteria to be designated "provider based entities," a widespread denial of such designation would harm our business.

In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce health care costs, and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement. If these trends continue, they could harm our business. The profitability of our Specialty Pharmacy operations depends on reimbursement from third-party payors because our customers seek reimbursement from third-party payors for the cost of drugs and related medical supplies that we distribute. Changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare, Medicaid and other federally funded programs, could reduce the amounts reimbursed to these customers for our products and, in turn, the amount these customers would be willing to pay for our products and services. In addition, where we have direct relationships with payors, changes in their reimbursement policies may reduce amounts payable directly to us by such payors. Changes in those reimbursement policies could affect our customers, which in turn could harm our business.

Our business could be harmed by changes in Medicare or Medicaid.

Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. According to a Kaiser Family Foundation report released on September 19, 2002, 45 states reported they took actions to decrease Medicaid spending on 2002, and 41 reported they would take additional actions to decrease Medicaid spending in 2003. As a result of our Specialty Pharmacy acquisitions, we expect the percentage of our revenues attributable to federal and state programs to increase. In September 2002, the Bush administration proposed deep reductions in Medicare payments for a wide range of drugs provided as outpatient services by hospitals. Among the drugs included in this proposal is hemophilia products. If this proposal is adopted, we cannot predict whether state Medicaid programs would adopt similar pricing.

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

Our Specialty Pharmacy Services business faces competition from other disease management entities, general health care facilities and service providers, biopharmaceutical companies, pharmaceutical companies as well as other competitors. Many of these companies have substantially greater capital resources and marketing staffs and greater experience in commercializing products and services than we have. The principal competition with our Specialty Healthcare Services business consists of specialty clinics that have been established by some hospitals or physicians. Additionally, there are some private companies which provide wound care services through a hyperbaric oxygen therapy program format. In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with our chronic wound care services. We may not be able to enter into co-marketing arrangements with respect to these products, and we may not be able to compete effectively against such companies in the future.

If we are unable to effectively adapt to changes in the health care industry, our business will be harmed.

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, we anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system as well as changes to the Medicare Program's coverage and payments of the drugs and services we provide. It is possible that future legislation enacted by Congress or state legislatures will contain provisions that may harm our business, or may change the operating environment for our targeted customers (including hospitals and managed care organizations). Health care industry participants may react to such legislation or the uncertainty surrounding related proposals by curtailing or deferring expenditures and initiatives, including those relating to our programs and services. It is also possible that future legislation either could result in modifications to the nation's public and private health care insurance systems, or coverage for biopharmaceutical and pharmaceutical products, which could affect reimbursement policies in a manner adverse to us, or could encourage integration or reorganization of the health care delivery system in a manner that could materially and adversely affect our ability to compete or to continue our operations without substantial changes. Other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, and such legislation may have a negative effect on our business.

Our industry is subject to extensive government regulation, and noncompliance by us or our suppliers, our customers or our referral sources could harm our business.

The marketing, labeling, dispensing, storage, provision and purchase of drugs, health supplies and health services including the biopharmaceutical and pharmaceutical products we provide, are extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, our business could be harmed. Our business could also be harmed if the suppliers, customers or referral sources we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation and have not been addressed by substantive court decisions. The federal government, or states in which we operate, could, in the future, enact more restrictive legislation or interpret existing laws and regulations in a manner that could limit the manner in which we can operate our business and have a negative impact on our business.

There are a number of state and federal laws and regulations that apply to our operations including, but not limited to:

      o The federal "anti-kickback law" prohibits the offer or solicitation of remuneration in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients to influence their decision to seek specific items and services reimbursed by the government or to choose a particular provider. The potential sanctions for violations of these laws include significant fines, exclusion from participation in the Medicare and Medicaid programs and criminal sanctions. Although some "safe harbor" regulations attempt to clarify when an arrangement will not violate the anti-kickback law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires further analysis of whether the parties violated the anti-kickback law. In addition to the anti-kickback law, many states have adopted similar kickback and/or fee-splitting laws, which can affect the financial relationships we may have with physicians, vendors, other retail pharmacies and patients. The finding of a violation of the federal laws or one of these state laws could harm our business.

      o In 2000, the Department of Health and Human Services issued final regulations implementing the Administrative Simplification provision of HIPAA concerning the maintenance, transmission and security of electronic health information, particularly individually identifiable information. The regulations, when effective, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. As a result of these regulations, we anticipate new expenditures in ensuring that patient data kept on our computer networks are in compliance with these regulations. While we believe that we will be in compliance by the applicable deadlines, the cost of reaching compliance may harm our business. Also, failure to comply with these regulations or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business.

      o The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the "Stark Law," prohibits physician referrals to entities with which the physician or their immediate family members have a "financial relationship." A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

      o State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. Our nurses must obtain state licenses to provide nursing services we provide to some of our patients. In addition, in some states, coordination of nursing services for patients could necessitate licensure as a home health agency and/or could necessitate the need to use licensed nurses to provide certain patient directed services. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure or even cease our business in that state.

      o Pharmacies (retail, mail-order and wholesale) as well as pharmacists often must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states in order to operate and provide goods and services to residents of those states. In addition, our pharmacies may be required by the federal Drug Enforcement Agency, as well as by similar state agencies, to obtain registration to handle controlled substances, including certain prescription drugs, and to follow specified labeling and record-keeping requirements for such substances. If we are unable to maintain our licenses, or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could harm our business.

      o Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients or referral sources.

      o We are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare and Medicaid, and other third party payors, that contain false or fraudulent information. The federal False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, health care providers affected are often unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related suits could result in significant financial or criminal sanctions or exclusion from participation in the Medicare and Medicaid programs.

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

A significant portion of our revenues result from the sale of drugs we deliver to our patients, and a significant amount of our products are shipped by mail order, overnight courier, retail pharmacy or in person through our community-based representatives. The costs incurred in shipping are not passed on to our customers and, therefore, changes in these costs directly impact our margins. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. The risks associated with this dependence include:

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

                                                                    EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Curative Health Services, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Feshbach, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

       1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Joseph Feshbach
                                        ---------------------------------------
                                        Joseph Feshbach
                                        Chief Executive Officer
                                        March 31, 2003

                                                           EXHIBIT 99.3



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Curative Health Services, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Axmacher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

       1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






                                             /s/ Thomas Axmacher
                                             -----------------------------------
                                             Thomas Axmacher
                                             Chief Financial Officer
                                             March 31, 2003