Form 10-Q
period 2003-03-31
CURATIVE HEALTH SERVICES INC
filed 2003-05-15
CIK 874212

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q

                               -----------------

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934

For the quarterly period ended March 31, 2003

                                       OR

         Transition report pursuant to Section 13 or 15 (d) of the Securities -------- Exchange Act of 1934


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

            (Address and phone number of principal executive offices)


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

     As of May 1, 2003, there were 12,342,687 shares of the Registrant's Common Stock, $.01 par value, outstanding.
===============================================================================

                                      INDEX



Part I    Financial Information                                         Page No.
------    ---------------------                                         --------
Item 1    Financial Statements:

          Condensed Consolidated Income Statements
                Three Months ended March 31, 2003 and 2002                  3

          Condensed Consolidated Balance Sheets
                March 31, 2003 and December 31, 2002                        4

          Condensed Consolidated Statements of Cash Flows
                Three Months ended March 31, 2003 and 2002                  5

          Notes to Condensed Consolidated Financial Statements              6

Item 2    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  11

Item 3    Quantitative and Qualitative Disclosures About Market Risk       16

Item 4    Controls and Procedures                                          16


Part II   Other Information                                             Page No.
-------   -----------------                                             --------

Item 1    Legal Proceedings                                                17

Item 6    Exhibits and Reports on Form 8-K                                 17

          Signatures                                                       19

Part I     Financial Information
------     ---------------------

Item 1     Financial Statements


                 Curative Health Services, Inc. and Subsidiaries
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                          2003          2002
                                                        --------      --------
Revenues:
   Products                                             $ 50,450      $ 13,869
   Services                                                7,570         8,895
                                                          ------        ------
        Total revenues                                    58,020        22,764

Costs and operating expenses:
   Cost of product sales                                  37,387        10,339
   Cost of services                                        3,478         3,917
   Selling, general and administrative                    11,058         4,924
                                                          ------        ------
     Total costs and operating expenses                   51,923        19,180
                                                          ------        ------
Income from operations                                     6,097         3,584

Interest income                                                2            36

Interest expense                                            (487)         (137)
                                                          ------        ------
Income before taxes                                        5,612         3,483

Income taxes                                               2,217         1,433
                                                          ------        ------
Net income                                              $  3,395      $  2,050
                                                          ======        ======
Net income per common share, basic                      $    .28      $    .21
                                                          ======        ======
Net income per common share, diluted                    $    .25      $    .19
                                                          ======        ======
Weighted average common shares, basic                     12,206         9,653
                                                          ======        ======
Weighted average common shares, diluted                   13,920        10,962
                                                          ======        ======




                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         (Unaudited)
                                                        March 31, 2003        December 31, 2002
                                                        --------------        -----------------
ASSETS
Current assets:
Cash and cash equivalents                                 $   1,998               $   2,643
Accounts receivable, net                                     40,858                  36,438
Inventories                                                  13,741                  12,766
Prepaids and other current assets                             1,570                   2,212
Deferred tax assets                                           2,957                   2,957
                                                            -------                 -------
     Total current assets                                    61,124                  57,016

Property and equipment, net                                   4,666                   3,284
Intangibles subject to amortization, net                      1,617                   1,652
Intangibles not subject to amortization (trade name)            735                     636
Goodwill                                                    127,121                 122,877
Other assets                                                  1,087                     979
                                                            -------                 -------
     Total assets                                         $ 196,350               $ 186,444
                                                            =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                          $  30,816               $  21,786
Accrued expenses                                              9,852                  11,579
Current portion of long-term liabilities                      7,046                   6,102
                                                            -------                 -------
     Total current liabilities                               47,714                  39,467

Long-term liabilities                                        24,087                  26,076

Stockholders' equity:
   Common stock                                                 121                     121
   Additional paid in capital                               106,073                 106,124
   Retained earnings                                         20,438                  17,043
   Notes receivable - stockholders                           (2,083)                 (2,387)
                                                            -------                --------
     Total stockholders' equity                             124,549                 120,901
                                                            -------                 -------
     Total liabilities and stockholders' equity           $ 196,350               $ 186,444
                                                            =======                 =======

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                            2003        2002
                                                          -------     -------
OPERATING ACTIVITIES:
Net income                                                $ 3,395     $ 2,050
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                              570         527
   Provision for doubtful accounts                          1,025         163
   Equity in operations of investee                             -          (8)
   Changes in operating assets and liabilities:
     Accounts receivable                                   (3,928)       (294)
     Prepaid and other current assets                        (196)     (1,907)
     Accounts payable and accrued expenses                  5,242      (7,110)
                                                            -----      ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         6,108      (6,579)

INVESTING ACTIVITIES:
Specialty Pharmacy acquisitions, net of cash acquired      (4,656)    (20,418)
Purchases of property and equipment                        (1,812)        (33)
                                                            -----      ------
NET CASH USED IN INVESTING ACTIVITIES                      (6,468)    (20,451)

FINANCING ACTIVITIES:
Proceeds from private placement, net of fees                    -      16,923
Stock repurchases                                          (1,524)          -
Proceeds from exercise of stock options                     1,777       3,361
Repayment on credit facilities                               (538)          -
                                                            -----      ------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (285)     20,284
                                                            -----      ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (645)     (6,746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              2,643      12,264
                                                            -----      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $ 1,998     $ 5,518
                                                            =====      ======
SUPPLEMENTAL INFORMATION
Interest paid                                             $   428     $     7
                                                            =====      ======
Income taxes paid                                         $   115     $     -
                                                            =====      ======


                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Stock Based Compensation Plans

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS
No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB
No. 25, "Accounting for Stock Issued to Employees."  The Company adopted
SFAS No. 148 effective December 31, 2002.

The Company grants options for a fixed number of shares to employees, directors, consultants and advisors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the recognition and measurement principles of APB No. 25 and related Interpretations because the Company believes the alternate fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             2003        2002
                                                           -------     -------
Net income, as reported                                    $ 3,395     $ 2,050
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                 1,132         637
                                                             -----       -----
Pro forma net income                                       $ 2,263     $ 1,413
                                                             =====       =====

Earnings per share:
  Basic - as reported                                      $   .28     $   .21
  Basic - pro forma                                            .19         .15

  Diluted - as reported                                    $   .25     $   .19
  Diluted - pro forma                                          .17         .13

Note 2.    Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year classifications.

Note 3.    Net Income per Common Share

Net income per common share, basic, is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing adjusted net income (see below) by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of weighted average shares, basic and diluted, used in determining basic and diluted earnings per share (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2003        2002
                                                             ------      ------
  Weighted average shares, basic                             12,206       9,653
  Effect of dilutive stock options and convertible notes      1,714       1,309
                                                             ------      ------
  Weighted average shares, diluted                           13,920      10,962
                                                             ======      ======

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3.    Net Income per Common Share (continued)

Earnings per share, diluted, for the three months ended March 31, 2003 was computed as follows (in thousands):

   Net income, as reported                                         $ 3,395
   Add back interest related to convertible notes, net of tax           65
                                                                     -----
   Adjusted net income                                             $ 3,460
                                                                     =====

Note 4.    Purchase of MedCare, Inc.

On February 3, 2003, the Company acquired MedCare, Inc. ("MedCare"), a specialty pharmacy with locations in Alabama, Mississippi, West Virginia and Florida. MedCare's primary product line is Synagis(R) for the prevention of respiratory syncytial virus, while other product lines include growth hormone and hemophilia clotting factor. The purchase price for MedCare was $6.6 million, of which $5.5 million was paid in cash, $.6 million in cash was placed into escrow for purposes of providing for any indemnifications due to the Company and $.5 million in cash which was withheld pending delivery of agreed-upon working capital. The Company acquired approximately $1.8 million of MedCare's assets, including $1.5 million in accounts receivable and $.3 million in inventory. The Company also assumed $1.6 million of MedCare's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $6.4 million, consisting of approximately $.1 in covenants not to compete, which are being amortized over three years from the date of acquisition, and trade name and goodwill of approximately $.1 million and $6.2 million, respectively, which are not being amortized for book purposes per SFAS No. 142, "Goodwill and Other Intangible Assets." Fair market valuations have not yet been completed and, as such, the allocation of the purchase price is preliminary, pending receipt of a formal valuation from the Company's valuation consultants.

The acquisition of MedCare was consummated for purposes of expanding the Company's Specialty Pharmacy business and was accounted for using the purchase method of accounting. The accounts of MedCare and related goodwill are included in the accompanying condensed consolidated balance sheets. The operating results of MedCare are included in the accompanying condensed consolidated statements of operations from the date of acquisition.

Unaudited pro forma amounts for the three months ended March 31, 2003 and 2002, assuming the acquisition had occurred on January 1, 2002, are as follows (in thousands, except per share data):

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   2003      2002
                                                 --------  --------
       Revenues                                  $ 61,032  $ 35,695
       Net income                                $  3,604  $  3,056
       Net income per share, diluted             $    .26  $    .26

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4.    Purchase of MedCare, Inc. (continued)

The pro forma operating results shown above are not necessarily indicative of operations in the periods following the acquisition. The unaudited pro forma operating results include the results of Apex Therapeutic Care, Inc. ("Apex") as if the Apex acquisition, which occurred on January 27, 2002, had occurred on January 1, 2002.

Note 5.    Segment Information

The Company adheres to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy Services business unit, the Company contracts with insurance companies and other payors to provide direct to patient distribution of, and other support services, including the provision or coordination of injection or infusion services related to, biopharmaceutical and pharmaceutical products. In its Specialty Healthcare Services business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs. The Company evaluates segment performance based on income from operations. For the three months ended March 31, 2003, management estimates that corporate general and administrative expenses allocated to the reportable segments are 53 percent for Specialty Pharmacy Services and 47 percent for Specialty Healthcare Services. Such allocations are not necessarily indicative of costs that would be absorbed or eliminated in the event of a sale of the Specialty Healthcare Services business which the Company is currently exploring. Intercompany transactions are eliminated to arrive at consolidated totals.

The following tables present the results of operations and total assets of the reportable segments of the Company for the three months ended March 31, 2003 and 2002 (in thousands):

                               At and for the three months ended March 31, 2003
                              -------------------------------------------------
                               Specialty   Specialty     Eliminating
                               Pharmacy    Healthcare      Entries      Total
                              ----------   ----------    -----------  ---------
Revenues                      $  50,450     $  7,570             -    $  58,020
Income from operations        $   5,580     $    517             -    $   6,097
Total assets                  $ 160,967     $ 13,875      $ 21,508    $ 196,350


                               At and for the three months ended March 31, 2002
                              -------------------------------------------------
                               Specialty   Specialty     Eliminating
                               Pharmacy    Healthcare      Entries      Total
                              ----------   ----------    -----------  ---------
Revenues                      $  13,869     $  8,895             -    $  22,764
Income from operations        $   1,380     $  2,204             -    $   3,584
Total assets                  $  99,022     $ 46,511      $ (1,710)   $ 143,823

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6.    Employee and Facility Termination Costs

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002. SFAS No. 146 establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred.

In the first quarter of 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the vacating of a leased facility. The Company recorded a charge of $1.6 million related to this activity.

The following provides a reconciliation of the related costs associated with the pharmacy consolidation, which are included in Selling, General and Administrative expenses on the accompanying condensed consolidated income statement for the three months ended March 31, 2003 (in thousands):

                                             Costs       Costs Paid
                               Beginning    Charged     or Otherwise   Ending
                                Balance    to Expense      Settled     Balance
                               ---------   ----------   ------------   -------
 Employee termination costs       $ -       $   871         $ 596       $ 275
 Facility termination costs         -           759            68         691
                                    -         -----           ---         ---
                                  $ -       $ 1,630         $ 664       $ 966
                                              =====           ===         ===

Note 7.    Changes in Capital Structure

During the first three months of 2003, the Company had the following significant changes in capital structure:

Repurchase of Common Stock. On January 29, 2003, the selling shareholder of Hemophilia Access, Inc. ("HAI") exercised a put option right under the Stock Purchase Agreement of HAI, requiring the Company to repurchase shares issued to acquire HAI. The Company repurchased 97,070 of such shares of common stock for approximately $1.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc. ("Curative" or the "Company") is a leading disease management company that operates in two business segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy operations, the Company purchases various pharmaceutical products, including both biopharmaceuticals (biological products, e.g., hemophilia factor), as well as pharmaceuticals (i.e., drugs), from suppliers and then contracts with insurance companies and other payors to provide direct to patient distribution of such products and related education about, reimbursement and other support services (including the provision or coordination of injection or infusion services) related to these biopharmaceutical and pharmaceutical products. The Company's Specialty Pharmacy revenues are derived primarily from payments made by insurance companies, governmental and other payors for the purchase and distribution of these biopharmaceuticals and pharmaceuticals and for injection or infusion services provided. Further, as part of its Specialty Pharmacy operations, the Company provides biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which it receives product supply and related service fees. The biopharmaceutical and pharmaceutical products distributed and the injection or infusion therapies offered by the Company are used by patients with chronic conditions such as hemophilia, respiratory syncytial virus, immune system disorders, rheumatoid arthritis, hepatitis C, multiple sclerosis, post chemotherapy and growth hormone deficiency. The Specialty Pharmacy Services business unit contracts with 316 payors and 20 retail pharmacies.

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

In the management model, Specialty Healthcare Services provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, Specialty Healthcare Services provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent. Specialty Healthcare Services offers assistance in recruiting and provides training in wound care to the physicians and staff associated with the Wound Care Center programs. As of March 31, 2003, the Company had 80 management and eight "under arrangement" Wound Care Center programs.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, income taxes and intangibles. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

Revenue recognition. Specialty Pharmacy Services' revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office. Specialty Healthcare Services' revenues are recognized after the management services are rendered and are billed monthly in arrears.

Trade receivables: Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. As of March 31, 2003, the Company's reserve for accounts receivable was approximately 7.7 percent of total receivables.

Inventories: Inventories are carried at the lower of cost or market on a first in, first out basis. Inventory consists of high cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventory balances at March 31, 2003 are reasonably accurate, there can be no assurances that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred tax assets: The Company has approximately $3.0 million in deferred tax assets as of March 31, 2003 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

Goodwill and intangibles: Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of the separately identifiable intangibles, such as pharmacy and customer relationships, covenants not to compete and trademarks. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives no longer be amortized but rather be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

Results of Operations

Revenues. The Company's revenues for the first quarter of 2003 increased 154 percent to $58.0 million compared to $22.8 million for the first quarter of the prior fiscal year.

Product revenues increased $36.5 million, or 263 percent, to $50.4 million in the first quarter of 2003 from $13.9 million in the first quarter of 2002. The increase is primarily the result of growth of hemophilia patient related revenues and the inclusion of Synagis(R), IVIG and infusable revenues as the result of the Specialty Pharmacy acquisitions completed in the first quarter of 2003 and throughout 2002. For the first quarter of 2003, product revenues included $28.5 million of hemophilia related products, $16.8 million in Synagis(R) sales, $4.0 million in IVIG and infusables sales and $1.1 million of other injectable products. For the same period in 2002, product revenues included $11.5 million of hemophilia related products and $2.4 million of other injectable products. Synagis(R), a product used for the prevention of respiratory syncytial virus in infants, is a seasonal product used primarily in the months of October through April which corresponds with the Company's first and fourth quarters. As a result, Synagis(R) revenues will be insignificant in the Company's second and third quarters.

Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased 15 percent to $7.6 million in the first quarter of 2003 from $8.9 million in the first quarter of 2002. The service revenues decrease of $1.3 million for the first quarter 2003 is attributable to the operation of 88 Wound Care Center programs at the end of the first quarter of 2003 as compared to 96 at the end of the first quarter of the prior fiscal year as the result of contract terminations and renegotiation. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies or even hospital closings. The continued termination, non-renewal or renegotiations of a material number of management contracts or the inability to sign new contracts could result in a continued decline in the Company's Specialty Healthcare Services business unit revenue. The Company is currently exploring the possibility of a sale of the Specialty Healthcare Services business unit.

Cost of Product Sales. Cost of product sales increased $27.1 million, or 263 percent, to $37.4 million in the first quarter 2003 from $10.3 million in the first quarter of 2002. The increase is attributable to the internal growth of hemophilia patient revenues and the inclusion of the Specialty Pharmacy acquisitions completed in the first quarter of 2003 and throughout 2002. As a percentage of product sales, the cost of product sales for the first quarter of 2003 was 74 percent compared to 75 percent for the same period in 2002.

Cost of Services. Cost of services, attributed entirely to the Specialty Healthcare Services business unit, decreased $.4 million, or 10 percent, to $3.5 million in the first quarter of 2003 from $3.9 million in the first quarter of 2002. The decrease is attributable to reduced staffing and operating expenses of approximately $.4 million related to the operation of 88 programs at the end of the first quarter of 2003 as compared to 96 programs operating at the end of the first quarter 2002, offset by additional costs of $.2 million related to new programs. Additionally, there were three fewer under-arrangement programs in operation at the end of the first quarter of 2003 as compared to the same period for 2002, at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the first quarter of 2003, this reduction in the number of under-arrangement programs accounted for approximately $.2 million of the decrease in the cost of services. As a percentage of service revenues, the cost of services for the first quarter of 2003 was 46 percent compared to 44 percent for the same period in 2002. This increase is primarily attributable to the decline in service revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $6.2 million, or 127 percent, to $11.1 million for the first quarter of 2003 from $4.9 million for the first quarter 2002. For the first three months of 2003, selling, general and administrative expenses consisted of $4.3 million related to the Specialty Pharmacy Services business, $1.2 million related to the Specialty Healthcare Services business, $2.9 related to corporate services and $2.7 million in special charges, including $1.6 million in expenses related to the Company's consolidation of its pharmacy operations in California and $1.1 million in legal and other costs associated with the settlement of executive departures in March 2002. The increase of $6.1 million is primarily due to an increase of $3.0 million of Specialty Pharmacy Services expenses attributable to the Specialty Pharmacy acquisitions completed in the first quarter of 2003 and throughout 2002, increased costs of $.3 million related to additional corporate staff to support these acquisitions and $2.7 million in special charges. As a percentage of revenues, selling, general and administrative expenses were 19 percent in the first quarter of 2003 compared to 22 percent for 2002. The improvement in the first quarter of 2003 is due to the increased revenue base.

Net Income. Net income was $3.4 million, or $.25 per diluted share, in the first quarter of 2003 compared to $2.1 million, or $.19 per diluted share, in the first quarter of 2002. The increases in earnings of $1.3 million, including special charges of $2.7 million, for the first quarter of 2003 is primarily attributable to the inclusion of the Specialty Pharmacy acquisitions completed in the first quarter of 2003 and throughout 2002.

Liquidity and Capital Resources

Working capital was $13.4 million at March 31, 2003 compared to $17.5 million at December 31, 2002. Total cash and cash equivalents as of March 31, 2003 was $2.0 million. The ratio of current assets to current liabilities was 1.3:1 at March 31, 2003 and 1.4:1 at December 31, 2002. The decrease in the Company's working capital and current ratio is primarily attributable to the acquisition of MedCare completed in the first quarter of 2003.

Cash flows provided by operating activities for the three months ended March 31, 2003 totaled $6.1 million, the majority of which is attributable to $3.4 million in net income and an increase in accounts payable and accrued expenses of $5.2 million, offset by an increase in accounts receivable, net of $1.8 million.

Cash flows used in investing activities totaled $6.5 million primarily attributable to $6.1 million used in the acquisition of MedCare and $1.8 million used in fixed asset purchases, offset by $1.6 million in proceeds received from accounts receivable, indemnification and other claims related to the purchases of eBioCare.com, Inc. ("eBioCare") and Apex, transactions which were recorded as purchase price adjustments. Cash flows used in financing activities totaled $.3 million, attributable to $1.5 million of cash used for repurchase of stock used in the purchase of HAI and $.5 million used in net repayment of debt obligations, offset by proceeds of $1.8 million from the exercise of stock options.

For the first three months of 2003, the Company experienced a net increase in accounts receivable of $4.4 million attributable to the growth in revenues as the result of the Specialty Pharmacy acquisitions. Days sales outstanding were 65 days as of March 31, 2003, as compared to 62 days at December 31, 2002. At March 31, 2003, days sales outstanding for the Specialty Pharmacy Services business were 65 days and 67 days for the Specialty Healthcare business.

As of March 31, 2003, the Company's current portion of long-term liabilities of $7.0 million included $3.9 million representing the current portion of the Company's borrowings from its commercial lender, $2.0 million representing the current portion of the Department of Justice ("DOJ") obligation and $1.1 million representing the current portion of a convertible note payable used in connection with the purchase of Apex in February 2002. As of March 31, 2003, the Company's long-term liabilities of $24.1 million included $3.5 million related to the DOJ obligation, a $2.7 million promissory note representing the long-term portion of the convertible note used in the purchase of Apex, $6.0 million in convertible notes payable related to the purchase of Infinity Infusion Care, Ltd. in June 2002, $3.0 million in a convertible note payable related to the purchase of Home Care of New York, Inc. in October 2002 and $8.9 million in borrowed funds from the Company's commercial lender.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Pharmacy Services business and Specialty Healthcare Services business and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. Additionally, as of March 31, 2003, the Company has a $5.5 million obligation, payable over approximately three years, to the DOJ related to the settlement of its litigation previously disclosed, as well as bank debt and convertible notes totaling $25.6 million payable over various periods through 2007. In March 2003, the Company signed a commitment with GE Healthcare Financial Services for $35 million in financing, expandable on a best-efforts basis for an additional $45 million to finance future acquisitions. The Company expects that, based on its current business plan, its existing cash and cash equivalents and available credit will be sufficient to satisfy its working capital needs and minimal acquisitions at least through March 31, 2004. Any acquisitions of substantial size may require the Company to either increase its credit facilities, issue equity or offer some combination of both debt and equity. The effect of inflation risk is considered immaterial.

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, those described under the heading, "Critical Accounting Policies and Estimates" herein, or those described in Exhibit 99.1 to this Form 10-Q and other factors described in the Company's future filings with the SEC.

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

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Curative Health Services, Inc. and Subsidiaries

Part II    Other Information
-------    -----------------

Item 1.    Legal Proceedings

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

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

     Exhibit 10.1 Employment agreement dated as of March 5, 2003 between Michelle LeDell and the Company

     Exhibit 10.2 Employment agreement dated as of March 5, 2003 between Alan Jackson and the Company

     Exhibit 10.3 Amendment No. 1 to Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan

     Exhibit 10.4 Amendment No. 2 to Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan

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

(b)  Form 8-K
     --------

     Form 8-K filed February 5, 2003, reporting under Item 5 on the press release announcing the Company's acquisition of MedCare, Inc.

     Form 8-K filed February 14, 2003, reporting under Item 5 to provide the director and executive compensation information for the purpose of being incorporated by reference into the Company's Registration Statement on Form S-3, filed on February 4, 2003, in accordance with the requirements of Response 8B of Item J. of the SEC's Telephone Interpretations Manual.

     Form 8-K filed February 18, 2003, reporting under Item 5 on the press release announcing the Company's earnings for the fourth quarter and full year ended December 31, 2002.

     Form 8-K filed February 28, 2003, reporting under Item 5 on the amendment of the Registration Rights and Lock-Up Agreement between the Company and the shareholders of Apex Therapeutic Care, Inc., in connection with the Company's acquisition of Apex on February 28, 2002, and the date and number of shares of the Company's common stock that will become freely tradeable in accordance with the amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2003

                            Curative Health Services, Inc.
                            (Registrant)


                            /s/  Joseph Feshbach
                                 -----------------------
                                 Joseph Feshbach
                                 Chief Executive Officer and Chairman
                                 (Principal Executive Officer)


                            /s/  Thomas Axmacher
                                 -----------------------
                                 Thomas Axmacher
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Joseph Feshbach, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Curative Health Services, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  May 15, 2003

                                       /s/  Joseph Feshbach
                                            -----------------------
                                            Joseph Feshbach
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas Axmacher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Curative Health Services, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  May 15, 2003

                                       /s/  Thomas Axmacher
                                            -----------------------
                                            Thomas Axmacher
                                            Chief Financial Officer

                                                                Exhibit 10.1


                              EMPLOYMENT AGREEMENT


                  THIS EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of March 5, 2003 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and Michelle LeDell ("Executive").

                  WHEREAS, the Company wishes to retain Executive as a key employee; and

                  WHEREAS, the Company and Executive want the terms and conditions of Executive's employment to be governed by this Agreement;

                  NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, intending to be legally bound, the Company and Executive hereby agree as follows:

1.       Employment

         1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as Senior Vice President - Human Resources, subject to the direction of the Chief Executive Officer, and in connection therewith, to perform such duties as she shall reasonably be directed by the Chief Executive Officer to perform. Executive hereby accepts such employment and agrees to render such services. Executive shall perform her duties and carry out her responsibilities hereunder in a diligent manner, shall devote her exclusive and full working time, attention and effort to the affairs of the Company, shall use her best efforts to promote the interests of the Company and shall be just and faithful in the performance of her duties and in carrying out her responsibilities.

         1.2 Location. The principal location for performance of Executive's services hereunder shall be at the Company's office in St. Louis Park, Minnesota, subject to reasonable travel requirements during the course of such performance.

2.       Employment Term

         The term of Executive's employment hereunder (the "Term") shall be deemed to commence on the Effective Date and shall end on the first anniversary of the Effective Date, unless sooner terminated as hereinafter provided; provided, however, that the Term shall be automatically renewed and extended for an additional period of one (1) year on the first anniversary unless either party gives a Notice of Termination (as defined below) to the other party prior to the first anniversary.

3.        Compensation and Benefits

         3.1       Cash Compensation.

                  (a) Base Salary. The Company shall pay Executive an annual salary of $130,069 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Board of Directors and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

                  (b) Bonus Plan. Executive shall be entitled to participate in the Company's Annual Corporate Bonus Plan, in accordance with and subject to the terms and provisions thereof.

         3.2 Participation in Benefit Plans. Executive shall be entitled to participate in all employee benefit plans or programs of the Company to the extent that her position, title, tenure, salary, active employment status and other qualifications make her eligible to participate. The Company does not guarantee the continuance of any particular employee benefit plan or program during the Term, and Executive's participation in any such plan or program shall be subject to all terms, provisions, rules and regulations applicable thereto. Executive will be entitled to twenty (20) days of vacation per year, to be used in accordance with the Company's vacation policy for senior executives as it may change from time to time. For the Benefit Period, if any, (as hereinafter defined), the Company will arrange to provide Executive with welfare benefits (including life and health insurance benefits) of substantially similar design and cost to Executive as the welfare benefits and other employee benefits available to Executive prior to Executive's or the Company's, as the case may be, receipt of a Notice of Termination (as hereinafter defined). In the event that Executive shall obtain full-time employment providing welfare benefits during the Benefit Period, such benefits as otherwise receivable hereunder by Executive shall be discontinued.

         3.3 Expenses. The Company will pay or reimburse Executive for all reasonable and necessary out-of-pocket expenses incurred by her in the performance of her duties under this Agreement. Executive shall keep detailed and accurate records of expenses incurred in connection with the performance of her duties hereunder and reimbursement therefore shall be in accordance with policies and procedures to be established from time to time by the Board.

         3.4 Automobile Expenses. During the Term and in accordance with the Company's automobile policy, Executive shall be reimbursed by the Company for the monthly lease expense for an automobile leased in the name of the Executive, in an aggregate amount not to exceed $500.00 per month.

4.       Termination of Employment

         4.1      Definitions

                  (a) "Benefit Period" shall mean (i) the six (6) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(a), or
(ii) the twelve (12) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(b).

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

                           (iii) a reorganization of the Company wherein the
holders of Common Stock of the Company receive stock in another company (other than a subsidiary of the Company), a merger of the Company with another company wherein there is a fifty percent (50%) or greater change in the ownership of the Common Stock of the Company as a result of such merger, or any other transaction in which the Company (other than as the parent corporation) is consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation;

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

         4.5      Compensation Upon Termination.

                  (a) Termination Prior to Change of Control. In the event the Company terminates (or elects not to renew) this Agreement without Cause, and such termination (or nonrenewal) without Cause occurs prior to any Change of Control, Executive shall be entitled to receive her Base Salary through the Date of Termination, the welfare benefits described in Section 3.2 for the Benefit Period, and not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of six (6) months of EMPLOYEE's then current Base Salary plus a pro-rated bonus based on Executive's performance in the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive which would otherwise vest and become exercisable during the twelve
(12) month period commencing on the Date of Termination shall vest and become exercisable on the Date of Termination. In the event this Agreement is terminated (or not renewed) for any reason other than by the Company without Cause, and such termination (or nonrenewal) occurs prior to a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through such Date of Termination.

                  (b) Termination Following Change of Control. If this Agreement is terminated (or not renewed) (i) by the Company without Cause, or (ii) by Executive for Good Reason during the twelve (12) month period immediately following a Change of Control, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall be entitled to receive her full Base Salary through the Date of Termination, the welfare benefits described in
Section 3.2 for the Benefit Period and, not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of Executive's then current Base Salary plus a pro-rated bonus based on Executive's performance in the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive shall vest and become immediately exercisable in full. In the event this Agreement is terminated (or not renewed) for any reason other than (i) by the Company without Cause, or (ii) by Executive for Good Reason, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through the Date of Termination.

                  (c) At Executive's option to be exercised by written notice to the Company, the severance benefits payable under this Section 4.5 shall be paid in accordance with the Company's normal payroll procedures over the six (6) or twelve (12) month period, as the case may be, corresponding to the amount of the payments instead of in a lump sum.

                  (d) Anything to the contrary contained herein notwithstanding, as a condition to Executive receiving severance benefits to be paid pursuant to this Section 4.5, Executive shall execute and deliver to the Company a general release in form and substance reasonably satisfactory to the Company releasing the Company and its subsidiaries, affiliates and their respective officers, directors, employees and agents from all liabilities, claims and obligations of any nature whatsoever, excepting only the Company's obligations under this Agreement, under any Stock Option Agreements, and under any other employee benefit plans or programs in which Executive participates under Section 3.2 hereof, subject to all terms and conditions of such plans or programs and this Agreement.

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

                  (c) Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

                  "Conflicting Product" means any product, method or process, system or service of any person or organization other than the Company which is related to the areas of disease management, wound care or specialty pharmaceutical services, or the provision or sale of data in respect thereof, that is the same as or similar to or competes with a product, method or process, system or service of or provided by the Company or any of its subsidiaries or affiliates in existence or under development at the time Executive's employment with the Company terminates or about which Executive acquires Confidential Information.

                  "Conflicting Organization" means any person or organization which is engaged in disease management, wound care or specialty pharmaceutical services, or the provision or sale of data in respect thereof, and which is, or about to become engaged in, research on or development, production, marketing, licensing, selling or servicing of a Conflicting Product.

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


         To Company:                Curative Health Services, Inc.
                                    150 Motor Parkway, 4th Floor
                                    Hauppauge, NY  11788
                                    Attention:  Nancy F. Lanis, Executive Vice
                                       President, General Counsel and Secretary

         Executive:                 Michelle LeDell
                                    5118 Paul Drive
                                    Brooklyn Center, MN  55429


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

         6.4 Entire Agreement. This Agreement contains the entire agreement of the parties with respect to the subject matter hereof and supersedes all other agreements, oral or written, heretofore made with respect thereto, including without limitation, the offer letter dated January 21, 2002.

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

                         CURATIVE HEALTH SERVICES, INC.


                                   By: /s/ Joseph L. Feshbach
                                       --------------------------
                                   Name:   Joseph L. Feshbach
                                   Title:  Chairman and Chief Executive Officer



                                   Executive:  /s/ Michelle LeDell
                                               -------------------
                                   Name:           Michelle LeDell

                                                                   Exhibit 10.2


                              EMPLOYMENT AGREEMENT


            THIS EMPLOYMENT AGREEMENT (the "Agreement") is made effective as of March 5, 2003 (the "Effective Date"), between CURATIVE HEALTH SERVICES, INC., a Minnesota corporation (the "Company"), and Alan Jackson ("Executive").

            WHEREAS, the Company wishes to retain Executive as a key employee; and

            WHEREAS, the Company and Executive want the terms and conditions of Executive's employment to be governed by this Agreement;

            NOW, THEREFORE, in consideration of the promises and the mutual covenants and agreements herein contained, intending to be legally bound, the Company and Executive hereby agree as follows:

1.    Employment

      1.1 Employment and Duties. The Company hereby agrees to employ Executive for the Term (as hereinafter defined) as Senior Vice President - Information Systems and Chief Information Officer, subject to the direction of the Chief Executive Officer, and in connection therewith, to perform such duties as he shall reasonably be directed by the Chief Executive Officer to perform. Executive hereby accepts such employment and agrees to render such services. Executive shall perform his duties and carry out his responsibilities hereunder in a diligent manner, shall devote his exclusive and full working time, attention and effort to the affairs of the Company, shall use his best efforts to promote the interests of the Company and shall be just and faithful in the performance of his duties and in carrying out his responsibilities.

      1.2 Location. The principal location for performance of Executive's services hereunder shall be at the Company's executive offices, which are currently located in Hauppauge, New York, subject to reasonable travel requirements during the course of such performance.

2.    Employment Term

      The term of Executive's employment hereunder (the "Term") shall be deemed to commence on the Effective Date and shall end on the first anniversary of the Effective Date, unless sooner terminated as hereinafter provided; provided, however, that the Term shall be automatically renewed and extended for an additional period of one (1) year on the first anniversary unless either party gives a Notice of Termination (as defined below) to the other party prior to the first anniversary.

3.     Compensation and Benefits

      3.1    Cash Compensation.

            (a) Base Salary. The Company shall pay Executive an annual salary of $170,477.50 payable in bi-weekly installments, in arrears (the "Base Salary"). The Base Salary shall be reviewed annually by the Company's Board of Directors and may be increased, but not decreased (unless mutually agreed upon by Executive and the Company).

            (b) Bonus Plan. Executive shall be entitled to participate in the Company's Annual Corporate Bonus Plan, in accordance with and subject to the terms and provisions thereof.

      3.2 Participation in Benefit Plans. Executive shall be entitled to participate in all employee benefit plans or programs of the Company to the extent that his position, title, tenure, salary, active employment status and other qualifications make him eligible to participate. The Company does not guarantee the continuance of any particular employee benefit plan or program during the Term, and Executive's participation in any such plan or program shall be subject to all terms, provisions, rules and regulations applicable thereto. Executive will be entitled to twenty (20) days of vacation per year, to be used in accordance with the Company's vacation policy for senior executives as it may change from time to time. For the Benefit Period, if any, (as hereinafter defined), the Company will arrange to provide Executive with welfare benefits (including life and health insurance benefits) of substantially similar design and cost to Executive as the welfare benefits and other employee benefits available to Executive prior to Executive's or the Company's, as the case may be, receipt of a Notice of Termination (as hereinafter defined). In the event that Executive shall obtain full-time employment providing welfare benefits during the Benefit Period, such benefits as otherwise receivable hereunder by Executive shall be discontinued.

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

      3.4 Automobile Expenses. During the Term and in accordance with the Company's automobile policy, Executive shall be reimbursed by the Company for the monthly lease expense for an automobile leased in the name of the Executive, in an aggregate amount not to exceed $500.00 per month.

4.    Termination of Employment

      4.1   Definitions

            (a) "Benefit Period" shall mean (i) the six (6) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(a), or
(ii) the twelve (12) month period commencing on the Date of Termination which occurs in connection with a termination of employment described in the first sentence of Section 4.5(b).

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

                  (iii) a reorganization of the Company wherein the holders of Common Stock of the Company receive stock in another company (other than a subsidiary of the Company), a merger of the Company with another company wherein there is a fifty percent (50%) or greater change in the ownership of the Common Stock of the Company as a result of such merger, or any other transaction in which the Company (other than as the parent corporation) is consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation;

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

      4.5   Compensation Upon Termination.

            (a) Termination Prior to Change of Control. In the event the Company terminates (or elects not to renew) this Agreement without Cause, and such termination (or nonrenewal) without Cause occurs prior to any Change of Control, Executive shall be entitled to receive his Base Salary through the Date of Termination, the welfare benefits described in Section 3.2 for the Benefit Period, and not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of six (6) month's of EMPLOYEE's annual Base Salary plus a pro-rated bonus based on Executive's performance in the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive which would otherwise vest and become exercisable during the twelve
(12) month period commencing on the Date of Termination shall vest and become exercisable on the Date of Termination. In the event this Agreement is terminated (or not renewed) for any reason other than by the Company without Cause, and such termination (or nonrenewal) occurs prior to a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through such Date of Termination.

            (b) Termination Following Change of Control. If this Agreement is terminated (or not renewed) (i) by the Company without Cause, or (ii) by Executive for Good Reason during the twelve (12) month period immediately following a Change of Control, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall be entitled to receive his full Base Salary through the Date of Termination, the welfare benefits described in
Section 3.2 for the Benefit Period and, not later than thirty (30) days after the Date of Termination, a lump sum severance payment equal to the sum of Executive's then current Base Salary plus a pro-rated bonus based on Executive's performance in the fiscal year in which the Date of Termination occurs. In addition, to the extent not otherwise required under the Company's Stock Option Plan or any award agreement with Executive, any unvested stock option awards theretofore awarded to Executive shall vest and become immediately exercisable in full. In the event this Agreement is terminated (or not renewed) for any reason other than (i) by the Company without Cause, or (ii) by Executive for Good Reason, and such termination (or nonrenewal) occurs following a Change of Control, Executive shall not be entitled to the continuation of any compensation, bonuses or benefits provided hereunder, or any other payments following the Date of Termination, other than Base Salary earned through the Date of Termination.

            (c) At Executive's option to be exercised by written notice to the Company, the severance benefits payable under this Section 4.5 shall be paid in accordance with the Company's normal payroll procedures over the six (6) or twelve (12) month period, as the case may be, corresponding to the amount of the payments instead of in a lump sum.

            (d) Anything to the contrary contained herein notwithstanding, as a condition to Executive receiving severance benefits to be paid pursuant to this
Section 4.5, Executive shall execute and deliver to the Company a general release in form and substance reasonably satisfactory to the Company releasing the Company and its subsidiaries, affiliates and their respective officers, directors, employees and agents from all liabilities, claims and obligations of any nature whatsoever, excepting only the Company's obligations under this Agreement, under any Stock Option Agreements, and under any other employee benefit plans or programs in which Executive participates under Section 3.2 hereof, subject to all terms and conditions of such plans or programs and this Agreement.

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

            (c) Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

            "Conflicting Product" means any product, method or process, system or service of any person or organization other than the Company which is related to the areas of disease management, wound care or specialty pharmaceutical services, or the provision or sale of data in respect thereof, that is the same as or similar to or competes with a product, method or process, system or service of or provided by the Company or any of its subsidiaries or affiliates in existence or under development at the time Executive's employment with the Company terminates or about which Executive acquires Confidential Information.

            "Conflicting Organization" means any person or organization which is engaged in disease management, wound care or specialty pharmaceutical services, or the provision or sale of data in respect thereof, and which is, or about to become engaged in, research on or development, production, marketing, licensing, selling or servicing of a Conflicting Product.

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
                        Attention:  Nancy F. Lanis, Executive Vice President,
                           General Counsel and Secretary

      Executive:        Alan Jackson
                        129 W. Henrietta Avenue
                        Oceanside, New York 11572


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

      6.4 Entire Agreement. This Agreement contains the entire agreement of the parties with respect to the subject matter hereof and supersedes all other agreements, oral or written, heretofore made with respect thereto, including without limitation, the employment agreement dated September 29, 1999.

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

                                    CURATIVE HEALTH SERVICES, INC.


                                    By: /s/ Joseph L. Feshbach
                                        ----------------------
                                    Name:   Joseph L. Feshbach
                                    Title:  Chairman and Chief Executive Officer


                                    Executive:  /s/ Alan Jackson
                                                ----------------
                                    Name:           Alan Jackson

                                                                  Exhibit 10.3


                AMENDMENT NO. 1 TO CURATIVE HEALTH SERVICES, INC.

                      2001 BROAD-BASED STOCK INCENTIVE PLAN

      WHEREAS, Curative Health Services, Inc.'s (the "Company") 2001 Broad-Based Stock Incentive Plan, (the "Plan") provides that 1,000,000 shares of Company common stock may be issued pursuant to Awards (as defined in the Plan) granted under the Plan.

      WHEREAS, the Board of Directors of the Company wishes to increase the number of shares available for issuance pursuant to Awards to 2,000,000 shares of Common Stock.

1. The first sentence of Section 4(a) of the Plan is hereby amended and restated in its entirety to read as follows:

      Subject to adjustment as provided in Section 4(c) of the Plan, the aggregate number of Shares that may be issued under all Awards under the Plan shall be 2,000,000.



Effective:  June 21, 2002

                                                                  Exhibit 10.4


                AMENDMENT NO. 2 TO CURATIVE HEALTH SERVICES, INC.

                      2001 BROAD-BASED STOCK INCENTIVE PLAN

      WHEREAS, Curative Health Services, Inc.'s (the "Company") 2001 Broad-Based Stock Incentive Plan, as amended (the "Plan") provides that 2,000,000 shares of Company common stock may be issued pursuant to Awards (as defined in the Plan) granted under the Plan.

      WHEREAS, the Board of Directors of the Company wishes to make additional amendments to the Plan as set forth herein.

1. Section 5 of the Plan is hereby amended and restated in its entirety to read as follows:

      Section 5.  Eligibility.
      ---------   -----------

            Any Eligible Person shall be eligible to be designated a Participant. In determining which Eligible Persons shall receive an Award and the terms of any Award, the Committee may take into account the nature of the Services rendered by the respective Eligible Persons, their present and potential contributions to the success of the Company or such other factors as the Committee, in its discretion, shall deem relevant. Notwithstanding the foregoing, the Committee shall not have the authority to grant Awards to Participants who are officers and directors of the Company in an aggregate amount that equals or exceeds 50% of the Shares authorized for issuance pursuant to Section 4(a) of the Plan.

2. Section 6(a) (iii) of the Plan is hereby amended by adding the following sentence at the end of that section:

            Notwithstanding the foregoing, no executive officer or director of the Company shall make payment to the Company of the exercise price of any Option by means of a promissory note.

3. Section 6(f) of the Plan is hereby amended by adding the following sentence at the end of that section:

            Notwithstanding the foregoing, no executive officer or director of the Company shall make payment to the Company of the consideration of any other Award by means of a promissory note.

4. Section 6(g) (iii) of the Plan is hereby amended by adding the following sentence at the end of that section:

            Notwithstanding the foregoing, no executive officer or director of the Company shall make payment to the Company relating to an Award by means of a promissory note.



Effective:  March 27, 2003

                                                                  Exhibit 99.1

                                  RISK FACTORS


Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these "safe harbor" provisions and are filing this Exhibit 99.1 in order to do so. Accordingly, we hereby identify the following important factors which could cause our actual results to differ materially from any such results which may be projected, forecast, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by the Company's officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-Q to conform them to actual results.


RISK RELATED TO OUR BUSINESS

If we fail to comply with the terms of our settlement agreement with the government, we could be subject to additional litigation or other governmental actions which would be harmful to our business.

On December 28, 2001, we entered into a settlement with the Department of Justice, the United States Attorney for the Southern District of New York, the United States Attorney for the Middle District of Florida and the U.S. Department of Health and Human Services, Office of the Inspector General, in connection with all federal investigations and legal proceedings related to the whistleblower lawsuits previously pending against us in the United States District Court for the Southern District of New York and the United States District Court for the District of Columbia. The focus of the government investigation and resolution was the allegation that we improperly caused our hospital customers to seek reimbursement for a portion of our management fees that included costs related to advertising and marketing activities by our personnel. Under the terms of the settlement, we were released from claims associated with services we provided to hospitals, and we agreed to pay the United States a $9 million initial payment, with an additional $7.5 million to be paid over the next four years. As of March 31, 2003, a balance of $5.5 million was left on this obligation. Pursuant to the settlement, we will be required to fulfill certain additional obligations, including abiding by a five-year Corporate Integrity Agreement (which incorporates much of our existing compliance program), avoiding violations of law and providing certain information to the Department of Justice from time to time. If we fail or if we are accused of failing to comply with the terms of the settlement, we may be subject to additional litigation or other governmental actions. In addition, as part of the settlement, we consented to the entry of a judgment for $28 million against us if we fail to comply with the terms of the settlement.

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

We have a concentration of revenues and of payors

Approximately 49 percent of our revenues for the three months ended March 31, 2003 were derived from sales of products needed by patients with hemophilia. Further, approximately 46 percent of our revenues were derived from products and/or services provided to patients covered under various state Medicaid programs. Currently, many states are experiencing budget deficits that may require reductions in health care related expenditures. Any reductions in benefit payments made by any state related to the products or services we provide may have a material adverse effect on our financial position or results of operations.

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

The biopharmaceutical and pharmaceutical industries are susceptible to product shortages. Some of the products that we distribute, such as factor VIII blood clotting products and intravenous immune globulins, have experienced shortages in the recent past. Suppliers were unable to increase production to meet rising global demand. This shortage has recently ended, and while supply has significantly increased, demand continues to grow. For the three month ended March 31, 2003, approximately 43 percent, or $21.7 million, of our Specialty Pharmacy Services revenues were derived from our sale of factor VIII. We purchased our supplies of blood clotting products from five suppliers, including Baxter Healthcare Corp., Novo Nordisk Pharmaceuticals, Inc., Wyeth, Alpha Therapeutics Corp. and Aventis Behring. The Company believes that these five suppliers represent substantially all of the production capacity for recombinant factor VIII. In the event that one of these suppliers is unable to continue to supply us with products, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability. Our ability to take on additional customers or to acquire other specialty pharmacy businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these suppliers. In addition, MedImmune, Inc. is the sole supplier of Synagis(R), a product used to treat respiratory syncytial virus in infants. In the event MedImmune is unable to provide us with an adequate supply of Synagis(R) product for any reason, our ability to add and service patients would be impaired. If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

If additional providers obtain access to favorably priced products we handle, our business could be harmed.

Because we do not receive federal grants under the Public Health Service Act, we are not eligible to participate directly in a federal pricing program administered by the Federal Health Resources and Services Administration's Public Health Service, which allows certain entities with such grants, such as certain hospitals and hemophilia treatment centers, to obtain discounts on drugs, including certain biopharmaceutical products (e.g., hemophilia clotting factor) which products represented 49 percent of our total Company revenues for the three months ended March 31, 2003. To the best of our knowledge, these entities benefit by being able to acquire, pursuant to this federal program, products competitive with ours at prices lower than our cost for the same products. Our customers, where eligible, may elect to obtain hemophilia clotting factor, or other products, from such lower-cost entities and this would result in a loss of revenue.

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

Substantially all of the revenues of our Specialty Healthcare Services operations are derived from management contracts with acute care hospitals. As of March 31, 2003, we had 88 management contracts. The contracts generally have initial terms of three to five years, and many have automatic renewal terms unless specifically terminated. During the remainder of the year ending
December 31, 2003, the contract terms of 24 of our management contracts will expire, including 17 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During the first three months of 2003, one contract expired without renewal, and an additional five contracts were terminated prior to their scheduled expiration. Generally, these contracts were terminated by hospitals because of the Specialty Healthcare Services legal action, hospital financial difficulties and Medicare reimbursement changes which reduced hospital revenues. Our continued success is subject to our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

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

                                                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Curative Health Services, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Feshbach, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Joseph Feshbach
                                            -----------------------
                                            Joseph Feshbach
                                            Chief Executive Officer
                                            May 15, 2003



 A signed original of this written statement required by Section 906 has been provided to Curative Health Services, Inc. and will be retained by Curative Health Services, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Curative Health Services, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Axmacher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Thomas Axmacher
                                            -----------------------
                                            Thomas Axmacher
                                            Chief Financial Officer
                                            May 15, 2003



 A signed original of this written statement required by Section 906 has been provided to Curative Health Services, Inc. and will be retained by Curative Health Services, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.