Form 10-Q
period 2003-06-30
CURATIVE HEALTH SERVICES INC
filed 2003-08-14
CIK 874212

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

For the quarterly period ended June 30, 2003

                                       OR

      Transition report pursuant to Section 13 or 15 (d) of the Securities ----- Exchange Act of 1934

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

   As of August 1, 2003, there were 12,697,612 shares of the Registrant's Common Stock, $.01 par value, outstanding.
==============================================================================

                                      INDEX


Part I     Financial Information                                    Page No.
----------------------------------------------------------------------------
Item 1     Financial Statements:

           Condensed Consolidated Income Statements                    3
             Three and Six Months ended June 30, 2003 and  2002

           Condensed Consolidated Balance Sheets                       4
             June 30, 2003 and December 31, 2002

           Condensed Consolidated Statements of Cash Flows             5
             Six Months ended June 30, 2003 and 2002

           Notes to Condensed Consolidated Financial Statements        6

Item 2     Management's Discussion and Analysis of Financial          14
             Condition and Results of Operations

Item 3     Quantitative and Qualitative Disclosures About             22
             Market Risk

Item 4     Controls and Procedures                                    23


Part II    Other Information                                        Page No.
----------------------------------------------------------------------------

Item 1     Legal Proceedings                                          24

Item 4     Submission of Matters to a Vote of Security Holder         24

Item 5     Other Information                                          24

Item 6     Exhibits and Reports on Form 8-K                           25

           Signatures                                                 26

Part I  Financial Information

Item 1  Financial Statements


                 Curative Health Services, Inc. and Subsidiaries
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                June 30,
                                               2003      2002          2003       2002
                                            -------------------      -------------------
Revenues:
  Products                                  $ 37,373   $ 22,956      $ 87,823   $ 36,825
  Services                                     7,316      8,964        14,886     17,859
                                              ------     ------       -------     ------
    Total revenues                            44,689     31,920       102,709     54,684

Costs and operating expenses:
  Cost of product sales                       25,168     16,468        62,555     26,267
  Cost of services                             3,382      3,976         6,860      8,434
  Selling, general and administrative          9,776      6,610        20,834     11,533
                                              ------     ------       -------     ------
    Total costs and operating expenses        38,326     27,054        90,249     46,234
                                              ------     ------       -------     ------
Income from operations                         6,363      4,866        12,460      8,450

Interest income                                    2         17             4         53

Interest expense                                (525)      (145)       (1,012)      (282)
                                              ------     ------       -------     ------
Income before income taxes                     5,840      4,738        11,452      8,221

Income taxes                                   2,307      1,907         4,524      3,340
                                              ------     ------       -------     ------
Net income                                  $  3,533   $  2,831      $  6,928   $  4,881
                                              ======     ======       =======     ======
Net income per common share, basic          $    .29   $    .25      $    .57   $    .46
                                              ======     ======       =======     ======
Net income per common share, diluted        $    .26   $    .23      $    .51   $    .42
                                              ======     ======       =======     ======
Weighted average common shares, basic         12,378     11,536        12,299     10,582
                                              ======     ======       =======     ======
Weighted average common shares, diluted       13,797     12,349        13,864     11,608
                                              ======     ======       =======     ======

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                            (Unaudited)
                                                           June 30, 2003     December 31, 2002
                                                           -------------     -----------------
ASSETS
Current assets:
Cash and cash equivalents                                    $     998           $   2,643
Accounts receivable, net                                        40,640              36,438
Inventories                                                     10,307              12,766
Prepaids and other current assets                                2,483               2,212
Deferred tax assets                                              3,088               2,957
                                                               -------             -------
    Total current assets                                        57,516              57,016

Property and equipment, net                                      5,259               3,284
Intangibles subject to amortization, net                         1,672               1,652
Intangibles not subject to amortization (trade names)              637                 636
Goodwill                                                       146,147             122,877
Other assets                                                     1,732                 979
                                                               -------             -------
    Total assets                                             $ 212,963           $ 186,444
                                                               =======             =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                             $  21,583           $  21,786
Accrued expenses                                                10,540              11,579
Current portion of long-term liabilities                         7,138               6,102
                                                               -------             -------
    Total current liabilities                                   39,261              39,467

Long-term liabilities                                           44,115              26,076

Stockholders' equity:
  Common stock                                                     123                 121
  Additional paid in capital                                   107,100             106,124
  Retained earnings                                             23,971              17,043
  Notes receivable - stockholders                               (1,607)             (2,387)
                                                               -------             -------
    Total stockholders' equity                                 129,587             120,901
                                                               -------             -------
    Total liabilities and stockholders' equity               $ 212,963           $ 186,444
                                                               =======             =======



                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         2003        2002
                                                                      ---------    --------
OPERATING ACTIVITIES:
Net income                                                            $   6,928    $  4,881
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                           1,184       1,138
  Provision for doubtful accounts                                         1,849         124
  Equity in operations of investee                                            -         (45)
  Changes in operating assets and liabilities, net of effects from
  Specialty Pharmacy acquisitions:
    Accounts receivable                                                  (4,101)       (454)
    Other operating assets, net                                           3,095      (2,264)
    Accounts payable and accrued expenses                                (4,944)     (6,060)
                                                                         ------      ------
NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                      4,011      (2,680)

INVESTING ACTIVITIES:
Specialty Pharmacy acquisitions, net of cash acquired                   (22,868)    (39,100)
Purchases of property and equipment                                      (2,841)       (330)
                                                                         ------      ------
NET CASH USED IN INVESTING ACTIVITIES                                   (25,709)    (39,430)

FINANCING ACTIVITIES:
Proceeds from private placement, net of fees                                  -      16,493
Stock repurchases                                                        (1,524)          -
Proceeds from exercise of stock options                                   2,432       3,856
Proceeds from repayment of notes receivable - stockholders                  780           -
Borrowing from credit facilities                                         31,733      11,617
Repayment on credit facilities                                          (13,368)          -
                                                                         ------      ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                20,053      31,966
                                                                         ------      ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,645)    (10,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,643      12,264
                                                                         ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     998    $  2,120
                                                                         ======       =====
SUPPLEMENTAL INFORMATION
Interest paid                                                         $   1,015    $      7
                                                                         ======      ======
Income taxes paid                                                     $   3,994    $  1,273
                                                                         ======      ======

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

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

The Company grants options for a fixed number of shares to employees, directors, consultants and advisors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the recognition and measurement principles of APB No. 25 and related Interpretations because the Company believes the alternate fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation (continued)

                                                 Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                   2003       2002        2003       2002
                                                 ------------------     ------------------
Adjusted net income (see Note 3)                 $ 3,598    $ 2,831     $ 7,059    $ 4,881
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects              1,193        787       2,325      1,424
                                                   -----      -----       -----      -----
Pro forma net income                             $ 2,405    $ 2,044     $ 4,734    $ 3,457
                                                   =====      =====       =====      =====
Earnings per share:
   Basic - as reported                           $   .29    $   .25     $   .57    $   .46
   Basic - pro forma                                 .19        .18         .38        .33

   Diluted - as reported                         $   .26    $   .23     $   .51    $   .42
   Diluted - pro forma                               .17        .17         .34        .30


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

                                                          Three Months Ended    Six Months Ended
                                                                June 30,            June 30,
                                                             2003     2002       2003      2002
                                                           -----------------    ----------------
Weighted average shares, basic                              12,378   11,536     12,299    10,582
Effect of dilutive stock options and convertible notes       1,419      813      1,565     1,026
                                                            ------   ------     ------    ------
Weighted average shares, diluted                            13,797   12,349     13,864    11,608
                                                            ======   ======     ======    ======


                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3. Net Income per Common Share (continued)

Adjusted net income and net income per common share, diluted, for the three and six months ended June 30, 2003 and 2002 were computed as follows (in thousands, except per share data):

                                                              Three Months Ended    Six Months Ended
                                                                   June 30,             June 30,
                                                                2003      2002       2003      2002
                                                              -----------------    -----------------
Net income, as reported                                       $ 3,533   $ 2,831    $ 6,928   $ 4,881
Add back interest related to convertible notes, net of tax         65         -        131         -
                                                               ------    ------     ------    ------
Adjusted net income                                           $ 3,598   $ 2,831    $ 7,059   $ 4,881
                                                               ======    ======     ======    ======
Net income per common share, diluted                          $   .26   $   .23    $   .51   $   .42
                                                               ======    ======     ======    ======
Weighted average shares, diluted                               13,797    12,349     13,864    11,608
                                                               ======    ======     ======    ======



In accordance with SFAS No. 128, "Earnings Per Share," net income per common share, diluted, for the three and six months ended June 30, 2003 was calculated under the "as if converted" method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted earnings per share and adding to net income, the numerator, tax effected interest expense relating to those convertible notes.

Note 4. Specialty Pharmacy Acquisitions

On February 3, 2003, the Company acquired MedCare, Inc. ("MedCare"), a specialty pharmacy with locations in Alabama, Mississippi, West Virginia and Florida. MedCare's primary product line is Synagis(R) for the prevention of respiratory syncytial virus, while other product lines include growth hormone and hemophilia clotting factor. The purchase price for MedCare was $6.6 million, of which $5.5 million was paid in cash, $.6 million in cash was placed into escrow for purposes of providing for any indemnifications due to the Company and $.5 million in cash which was withheld pending delivery of agreed-upon working capital. The Company acquired approximately $1.8 million of MedCare's assets, including $1.5 million in accounts receivable and $.3 million in inventory. The Company also assumed $1.6 million of MedCare's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $6.4 million, consisting of approximately $.1 million in covenants not to compete, which are being amortized over three years from the date of acquisition, and trade name and goodwill of approximately $.1 million and $6.2 million, respectively, which are not being amortized for book purposes per SFAS No. 142, "Goodwill and Other Intangible Assets." Fair market valuations have not yet been completed and, as such, the allocation of the purchase price is preliminary, pending receipt of a formal valuation from the Company's valuation consultants.

On April 23, 2003, the Company acquired the assets and specialty pharmacy business of All Care Medical, Inc. ("All Care"), a Louisiana-based Synagis(R) pharmacy. The purchase price of All Care was $2.1 million, of which $1.0 million was paid in cash at closing and $1.1 million was paid in cash in July 2003 which consisted of approximately $.8 million paid to the sellers and approximately $.3 millin to be held in escrow for 18 months until indemnifications rights under the purchase agreement expire. The Company acquired approximately $.7 million

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4. Specialty Pharmacy Acquisitions (continued)

of All Care's assets, including $.6 million in accounts receivable, $.06 million in inventory and $.04 million in fixed assets. The Company also assumed $.1 million of All Care's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $1.5 million, consisting of approximately $.05 million in covenants not to compete, which are being amortized over two years from the date of acquisition, and trade name and goodwill of approximately $.02 million and $1.4 million, respectively, which are not being amortized for book purposes per SFAS No. 142. Fair market valuations have not yet been completed and, as such, the allocation of the purchase price is preliminary, pending receipt of a formal valuation from the Company's valuation consultants.

On June 10, 2003, the Company acquired Prescription City, Inc. ("Prescription City"), a Spring Valley, NY, specialty pharmacy business specializing in the provision of chemotherapy and cancer drugs. Prescription City's service area includes southern New York and some areas of northeastern Pennsylvania. Drug therapies provided by Prescription City include chemotherapy, HIV/AIDS drugs, Synagis(R), intravenous immune globulins ("IVIG"), pain management and Remicade(R). The purchase price for Prescription City was $17.5 million, of which $16.5 million was paid in cash and $1.0 million in a one-year note bearing interest at a rate of three percent which matures on June 9, 2004. The Company acquired approximately $.4 million of Prescription City's inventory and assumed none of Prescription City's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $17.1 million, consisting of approximately $.1 million in covenants not to compete, which are being amortized over two years from the date of acquisition, and trade name and goodwill of approximately $.02 million and $17.0 million, respectively, which are not being amortized for book purposes per SFAS No. 142. Fair market valuations have not yet been completed and, as such, the allocation of the purchase price is preliminary, pending receipt of a formal valuation from the Company's valuation consultants.

The acquisitions of MedCare, All Care and Prescription City were consummated for purposes of expanding the Company's Specialty Pharmacy business and were accounted for using the purchase method of accounting. The accounts of MedCare, All Care and Prescription City and related goodwill are included in the accompanying condensed consolidated balance sheets, and the operating results are included in the accompanying condensed consolidated income statements from the dates of acquisition.

Unaudited pro forma amounts for the three and six months ended June 30, 2003 and 2002, assuming the MedCare, All Care and Prescription City acquisitions had occurred on January 1, 2002, are as follows (in thousands, except per share data):

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                     2003        2002        2003        2002
                                   --------------------    --------------------
Revenues                           $ 48,362    $ 39,910    $115,912    $ 82,867
Net income                         $  4,254    $  4,113    $  8,866    $  9,208
Net income per share, diluted      $    .31    $    .30    $    .64    $    .71

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4. Specialty Pharmacy Acquisitions (continued)

The pro forma operating results shown above are not necessarily indicative of operations in the periods following the acquisitions. The unaudited pro forma operating results include the results of Apex Therapeutic Care, Inc. ("Apex") and Infinity Infusion Care, Inc. ("Infinity") as if the Apex and Infinity acquisitions, which occurred on February 28, 2002 and June 28, 2002, respectively, had occurred on January 1, 2002.

Note 5. Segment Information

The Company adheres to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy Services business unit, the Company contracts with insurance companies and other payors to provide direct to patient distribution of, and other support services, including the provision or coordination of injection or infusion services related to, biopharmaceutical and pharmaceutical products, including Synagis(R) for the prevention of respiratory syncytial virus. Revenues from Synagis(R) sales for the three and six months ended June 30, 2003 were approximately $1.5 million and $18.3 million, respectively. As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

In its Specialty Healthcare Services business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs. The Company evaluates segment performance based on income from operations. At and for the three months ended June 30, 2003, management estimates that corporate general and administrative expenses allocated to the reportable segments are 57 percent for Specialty Pharmacy Services and 43 percent for Specialty Healthcare Services. At and for the six months ended June 30, 2003, management estimates that corporate general and administrative expenses allocated to the reportable segments are 55 percent for Specialty Pharmacy Services and 45 percent for Specialty Healthcare Services. Such allocations are not necessarily indicative of costs that would be absorbed or eliminated in the event of a sale of the Specialty Healthcare Services business which the Company is currently exploring. Intercompany transactions are eliminated to arrive at consolidated totals.

The following tables present the results of operations and total assets of the reportable segments of the Company at and for the three and six months ended June 30, 2003 and 2002 (in thousands):

                               At and for the three months ended June 30, 2003
                               -----------------------------------------------
                               Specialty  Specialty   Eliminating
                               Pharmacy   Healthcare    Entries      Total
                               ---------  ----------  -----------  ----------
Revenues                       $  37,373   $ 7,316            -    $  44,689
Income from operations         $   5,549   $   814            -    $   6,363
Total assets                   $ 187,388   $ 8,526     $ 17,049    $ 212,963

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5. Segment Information (continued)

                               At and for the three months ended June 30, 2002
                               -----------------------------------------------
                               Specialty  Specialty   Eliminating
                               Pharmacy   Healthcare    Entries      Total
                               ---------  ----------  -----------  ----------
Revenues                       $  22,956   $  8,964           -    $  31,920
Income from operations         $   3,184   $  1,682           -    $   4,866
Total assets                   $ 119,431   $ 41,996    $  3,285    $ 164,712


                               At and for the six months ended June 30, 2003
                               ----------------------------------------------
                               Specialty  Specialty   Eliminating
                               Pharmacy   Healthcare    Entries      Total
                               ---------  ----------  -----------  ----------
Revenues                       $  87,823   $ 14,886           -    $ 102,709
Income from operations         $  10,646   $  1,814           -    $  12,460
Total assets                   $ 187,388   $  8,526    $ 17,049    $ 212,963


                               At and for the six months ended June 30, 2002
                               ----------------------------------------------
                               Specialty  Specialty   Eliminating
                               Pharmacy   Healthcare    Entries      Total
                               ---------  ----------  -----------  ----------
Revenues                       $  36,825   $ 17,859           -    $  54,684
Income from operations         $   4,565   $  3,885           -    $   8,450
Total assets                   $ 119,431   $ 41,996    $  3,285    $ 164,712

The change in total assets for Specialty Healthcare business to $8.5 million at June 30, 2003 from $42.0 million at June 30, 2002 is the result of the pushdown of goodwill, resulting from the Company's Specialty Pharmacy acquisitions, to the Specialty Pharmacy business.

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

The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation, which are included in Selling, General and Administrative expenses on the accompanying condensed consolidated income statement at and for the three and six months ended June 30, 2003 (in thousands):

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6. Employee and Facility Termination Costs (continued)

                                    At and for the three months ended June, 30, 2003
                                 -------------------------------------------------------
                                 Beginning   Costs Charged    Costs Paid or      Ending
                                  Balance     To Expense     Otherwise Settled   Balance
                                 ---------   -------------   -----------------   -------
Employee termination costs         $ 275         $  -              $ 143          $ 132
Facility termination costs           691            -                150            541
                                     ---            -                ---            ---
                                   $ 966         $  -              $ 293          $ 673
                                     ===            =                ===            ===

                                     At and for the six months ended June, 30, 2003
                                 -------------------------------------------------------
                                 Beginning   Costs Charged    Costs Paid or      Ending
                                  Balance     To Expense     Otherwise Settled   Balance
                                 ---------   -------------   -----------------   -------
Employee termination costs         $   -       $   871             $ 739          $ 132
Facility termination costs             -           759               218            541
                                       -         -----               ---            ---
                                   $   -       $ 1,630             $ 957          $ 673
                                       =         =====               ===            ===


Note 7. Credit Facility

In June 2003, the Company completed a new senior secured credit facility with General Electric Capital Corporation ("GE Capital"). Under the credit agreement, the Company obtained a secured revolving credit facility of up to $15 million, of which it can utilize up to $5 million as a letter of credit subfacility and up to $5 million as a swingline subfacility (i.e., a short-term loan advance facility), and a $20 million secured term loan. The Company used the funds available under this new credit facility to immediately pay all of its outstanding borrowings, accrued interest and termination fees under its credit facility with Healthcare Business Credit Corporation and to finance its acquisition of Prescription City, Inc. If GE Capital, using its best efforts, is able to syndicate this credit facility with other lenders, then funds available to the Company under the credit facility may be increased by up to $45 million to fund future acquisitions.

The revolving credit facility will mature on July 15, 2007. The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances will bear interest at an annual rate equal to the LIBOR rate plus an additional amount based on the borrowers' senior leverage ratio, which additional amounts may range from 3.0 percent to 3.5 percent. Currently, the applicable margin for revolving credit LIBOR loan advances is 3.5 percent. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans will bear interest at an annual rate equal to the base rate plus an additional amount based on the borrowers' senior leverage ratio, which additional amounts may range from 1.75 percent to 2.25 percent for the revolving credit base rate loans. Currently, the applicable margin for revolving credit base rate advances is 2.25 percent. During a default, interest on all loans may be increased by an additional 2.0 percent.

               Curative Health Services, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 7. Credit Facility (continued)

In the credit agreement, the Company has made certain representations and warranties to GE Capital and is subject to certain reporting requirements and financial and other covenants. The credit facility restricts the Company's ability to incur or to permit any of its properties or assets to be encumbered by liens. The credit facility also restricts the Company's ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company's ability to purchase assets and to make investments. The Company may purchase other businesses that are preferred healthcare provider organizations or are otherwise related to its line of business as long as the price for any particular such acquisition does not exceed $25 million and the aggregate purchase price for all such acquisitions during any fiscal year does not exceed $40 million. After the Company's acquisition of Prescription City for approximately $17.5 million, the Company may purchase other businesses with an aggregate purchase price of $22.5 million for the fiscal year ending December 31, 2003. Acquisitions that do not comply with the covenant can be made only with the consent of GE Capital. The covenants also restrict transactions with the Company's affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio.

Note 8. Changes in Capital Structure

During the first six months of 2003, the Company had the following significant changes in capital structure:

Repurchase of Common Stock. On January 29, 2003, the selling shareholder of Hemophilia Access, Inc. ("HAI") exercised a put option right under the Stock Purchase Agreement of HAI, requiring the Company to repurchase shares issued to acquire HAI. The Company repurchased 97,070 of such shares of common stock for approximately $1.5 million.

Note 9. Subsequent Event

In July 2003, certain selling shareholders of Infinity exercised their rights under convertible notes and converted approximately $4.9 million of such notes into 300,389 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc. ("Curative" or the "Company"), through its two business units, Specialty Pharmacy Services and Specialty Healthcare Services, seeks to deliver high-quality results and exceptional patient satisfaction for patients experiencing serious or chronic medical conditions.

In its Specialty Pharmacy operations, the Company purchases various pharmaceutical products, including both biopharmaceuticals (biological products, e.g., hemophilia factor and intravenous immune globulins), as well as pharmaceuticals (i.e., MedImmune Inc.'s Synagis(R) and Centocor, Inc.'s Remicade(R)), from suppliers to provide direct-to-patient distribution of, education about, reimbursement and other support services, including injection or infusion services, related to these biopharmaceutical and pharmaceutical products. The Company's Specialty Pharmacy Services revenues are derived primarily from fees paid by insurance companies and other payors for the purchase and distribution of these biopharmaceuticals and pharmaceuticals and for injection or infusion services provided. Further, as part of its Specialty Pharmacy Services operations, the Company provides biopharmaceutical and pharmaceutical product distribution and support services under contract with retail pharmacies for which it receives product supply and related service fees. The biopharmaceutical and pharmaceutical products distributed and the injection and infusion therapies offered by the Company are used by patients with chronic or severe conditions such as hemophilia, respiratory syncytial virus, immune system disorders, rheumatoid arthritis, hepatitis C, multiple sclerosis, post chemotherapy, growth hormone deficiency and cancer. As of June 30, 2003, the Specialty Pharmacy Services business unit had approximately 260 payor contracts and 20 retail pharmacy contracts. The Special Pharmacy Services business unit operates in at least 40 states.

The Company entered the Specialty Pharmacy Services business with its acquisition of eBioCare.com, Inc. ("eBioCare") in March 2001, which was its first acquisition of a specialty pharmacy services business. Since then, the Company has completed ten specialty pharmacy acquisitions (including the acquisition of eBioCare). As a result of these acquisitions and the Company's entry into the Specialty Pharmacy Services business, the Company's product revenues, all of which are attributable to the Specialty Pharmacy Services business unit, increased 184 percent to $104.6 million in 2002 from $36.8 million in 2001.

The following provides approximate percentages of Specialty Pharmacy Services' patient revenues for the six months ended June 30, 2003 and for the years ended December 31, 2002 and 2001:

                                       June 30,      December 31,
                                         2003       2002      2001
                                       --------     --------------
         Private Payors                  43.9%      37.1%    61.4%
         Medicaid                        49.2%      54.1%    35.7%
         Medicare                         6.9%       8.8%     2.9%

The decrease in the percentage of the Company's revenues from Medicaid payors and the increase in the percentage of its revenues from private payors for the six months ended June 30, 2003 compared to the year ended December 31, 2002 is the result of increased sales of Synagis(R).

The decrease in the percentage of the Company's revenues from private payors and the increase in the percentage of its revenues from Medicaid for the year ended December 2002 compared to the year ended December 31, 2001 was primarily a result of an increase in the Company's hemophilia revenues, both organically and through acquisitions, and a decrease in the number of its private payors due to the Company's termination of a number of private payor contracts.

The Specialty Healthcare Services business unit contracts with hospitals to manage outpatient Wound Care Center programs. These Wound Care Center programs offer a comprehensive range of services that enable the Company to provide patient-specific wound care diagnosis and treatments on a cost-effective basis. Specialty Healthcare Services currently operates two types of Wound Care Center programs with hospitals: a management model and an "under arrangement" model. The Company is currently exploring the possible sale of this business. The Company's Wound Care Center network consists of approximately 87 out patient clinics located on or near campuses of acute care hospitals in 30 states.

In the management model, Specialty Healthcare Services provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, Specialty Healthcare Services provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent. Specialty Healthcare Services offers assistance in recruiting and provides training in wound care to the physicians and staff associated with the Wound Care Center programs. As of June 30, 2003, the Company had 79 management and eight "under arrangement" Wound Care Center programs.

The period-to-period comparability of the Company's financial statements is affected by its acquisition activity. In addition, the Company recognized a charge in the second quarter of 2003 of $.03 per diluted share in connection with the extinguishment of the Healthcare Business Credit Corporation credit facility and a charge of $.01 per diluted share related to the Company's planned reorganization. The Company also recognized a charge in the first quarter of 2003 of $.07 per diluted share associated with the Company's consolidation of its Specialty Pharmacy Services business and a charge of $.05 per diluted share associated with settlements, including severance agreements with some of the Company's former executives terminated in March 2002. Upon a sale of the Company's wound care business, the Company anticipates that it may have to take some charges in connection with such sale.

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

Trade receivables: Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. As of June 30, 2003, the Company's reserve for accounts receivable was approximately eight percent of total receivables.

Inventories: Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balances at June 30, 2003 are reasonably accurate, the Company cannot assure that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred tax assets: The Company has approximately $3.1 million in deferred tax assets as of June 30, 2003 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

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

Results of Operations

Revenues. The Company's revenues for the second quarter of 2003 increased 40 percent to $44.7 million compared to $31.9 million for the second quarter of the prior fiscal year. For the first six months of 2003, revenues increased 88 percent to $102.7 million from $54.7 million for the same period in 2002. The increase in revenues is the result of the Specialty Pharmacy acquisitions the Company has completed in the first six months of 2003 and all of 2002, as well as internal growth in hemophilia products, offset by a reduction in service revenues in the Specialty Healthcare business unit.

Product revenues increased $14.4 million, or 63 percent, to $37.4 million in the second quarter of 2003 from $23.0 million in the second quarter of 2002. For the second quarter of 2003, product revenues included $28.7 million of hemophilia related products, $1.5 million in Synagis(R) sales, $4.7 million in IVIG and infusables sales, $.8 million in Oncology sales related to the purchase of Prescription City and $1.7 million of other injectable products. For the same period in 2002, product revenues included $21.1 million of hemophilia related products and $1.9 million of other injectable products. For the first six months of 2003, product revenues increased $51.0 million, or 138 percent, to $87.8 million compared to $36.8 million for the same period in 2002. The increases in revenues for the three and six months ended June 30, 2003 compared to the same periods in 2002 are primarily the result of growth of hemophilia patient related revenues and the inclusion of Synagis(R), IVIG and infusable revenues and Oncology sales as the result of the Specialty Pharmacy acquisitions completed in the first six months of 2003 and throughout 2002. As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased 19 percent to $7.3 million in the second quarter of 2003 from $9.0 million in the second quarter of 2002. For the first six months of 2003, service revenues decreased 17 percent to $14.9 million compared to $17.9 million for the same period in 2002. The service revenues decreases of $1.7 million for the second quarter 2003 and $3.0 million for the first six months of 2003 are attributable to the operation of 87 Wound Care Center programs at the end of the second quarter of 2003 as compared to 96 at the end of the second quarter of 2002 as the result of contract terminations. For the second quarter of 2003, the Company signed four new Wound Care Management contracts and had one contract terminated. For the first six month of 2003, the Company signed four new contracts and had six contracts terminated. Program terminations by client hospitals have been effected for reasons such as reduced reimbursement, financial restructuring, layoffs, bankruptcies, hospital closings or a hospital's decision to maintain a wound care center without external management. The continued termination, non-renewal or renegotiations of a material number of management contracts or the inability to sign new contracts could result in a continued decline in the Company's Specialty Healthcare Services business unit revenue. The Company is currently exploring the possibility of a sale of the Specialty Healthcare Services business unit.

Cost of Product Sales. Cost of product sales increased 53 percent to $25.2 million in the second quarter 2003 from $16.5 million in the second quarter of 2002. For the first six months of 2003, cost of product sales increased 138 percent to $62.6 million compared to $26.3 million for the same period in 2002. The increases of $8.7 million for the second quarter of 2003 and $36.3 million for the first six months of 2003 are attributable to the internal growth of hemophilia patient revenues and the inclusion of the Specialty Pharmacy acquisitions completed in the first six months of 2003 and throughout 2002. As a percentage of product sales, cost of product sales for the second quarter of 2003 was 67 percent compared to 72 percent for the same period in 2002. For the first six months of 2003, cost of product sales as a percentage of product revenue was flat at 71 percent compared to the first six months of 2002.

Cost of Services. Cost of services, attributed entirely to the Specialty Healthcare Services business unit, decreased 15 percent to $3.4 million in the second quarter of 2003 from $4.0 million in the second quarter of 2002. For the first six months of 2003, cost of services decreased 18 percent to $6.9 million compared to $8.4 million for the same period in 2002. The decreases of $.6 million for the second quarter and $1.5 million for the first six months of 2003 compared to the same periods in 2002 are attributable to reduced staffing and operating expenses of approximately $.5 million for the second quarter of 2003 and $.9 million for the first six months of 2003 related to the operation of 87 programs at the end of the second quarter of 2003 as compared to 96 programs operating at the end of the second quarter 2002. Additionally, there were two fewer under-arrangement programs in operation at the end of the second quarter of 2003 as compared to the same period in 2002, at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. For the second quarter of 2003, this reduction in the number of under-arrangement programs accounted for approximately $.1 million of the decrease in the cost of services and $.3 million for the first six months of 2003. As a percentage of service revenues, cost of services for the second quarter of 2003 was 46 percent compared to 44 percent for the same period in 2002. This increase is primarily attributable to the decline in service revenues. For the first six months of 2003, cost of services as a percentage of service revenues was 46 percent compared to 47 percent for the same period in 2002.

Selling, General and Administrative. Selling, general and administrative expenses increased $3.2 million, or 48 percent, to $9.8 million for the second quarter of 2003 from $6.6 million for the same period in 2002. For the second quarter of 2003, selling, general and administrative expenses consisted of $4.0 million related to the Specialty Pharmacy Services business, $1.2 million related to the Specialty Healthcare Services business, $3.8 million related to corporate services and $.8 million in charges, including $.6 million in charges for early termination of the Company's previous credit line and $.2 million in legal and other costs associated with a proposed corporate legal structure reorganization, including the setting up of a holding company structure. The increase of $3.2 million is primarily due to an increase of $2.0 million of Specialty Pharmacy Services expenses attributable to the Specialty Pharmacy acquisitions completed in the second quarter of 2003 and throughout 2002, increased costs of $.4 million related to additional corporate staff to support these acquisitions and $.8 million in charges.

For the first six months of 2003, selling general and administrative expenses increased $9.3 million, or 81 percent, to $20.8 million from $11.5 million for the same period in 2002 and consisted of $8.3 million related to the Specialty Pharmacy Services business, $2.3 million related to the Specialty Healthcare Services business, $6.7 million related to corporate services and $3.5 million in charges, including $.8 million in charges for early termination of the Company's previous credit line and legal and other costs associated with a proposed corporate legal structure reorganization (recorded in the second quarter of 2003) and $2.7 million related to the Company's consolidation of its pharmacy operations in California and other costs associated with the settlement of executive departures in March 2002 (recorded in the first quarter of 2003). The increase of $9.3 million is primarily due to an increase of $5.0 million of Specialty Pharmacy Services expenses attributable to the Specialty Pharmacy acquisitions completed in the first six months of 2003 and throughout 2002, increased costs of $.7 million related to additional corporate staff to support these acquisitions and $3.5 million in charges.

As a percentage of revenues, selling, general and administrative expenses were 22 percent in the second quarter of 2003 compared to 21 percent for same period in 2002, and 20 percent for the first six months of 2003 compared to 21 percent for the same period in 2002.

Net Income. Net income was $3.5 million, or $.26 per diluted share, in the second quarter of 2003 compared to $2.8 million, or $.23 per diluted share, in the second quarter of 2002. For the first six months of 2003, net income was $6.9 million, or $.51 per diluted share, compared to net income of $4.9 million, or $.42 per diluted share, for the same period in 2002. The increases in earnings of $.7 million for the second quarter of 2003 and $2.0 million for the first six months of 2003, including charges of $3.5 million for the first six months of 2003, are primarily attributable to the inclusion of the Specialty Pharmacy acquisitions completed in the first six months of 2003 and throughout 2002.

Liquidity and Capital Resources

Working capital was $18.3 million at June 30, 2003 compared to $17.5 million at December 31, 2002. Total cash and cash equivalents as of June 30, 2003 was $1.0 million. The ratio of current assets to current liabilities was 1.5:1 at June 30, 2003 and 1.4:1 at December 31, 2002.

Cash flows provided by operating activities for the six months ended June 30, 2003 totaled $4.0 million, primarily attributable to the $6.9 million in net income, $1.2 million in depreciation and amortization, a decrease of $3.1 million in other operating assets, net, offset by an increase of $2.3 million accounts receivable, net, and a decrease of $4.9 million of accounts payable and accrued expenses.

Cash flows used in investing activities totaled $25.7 million attributable to $24.4 million used in the acquisitions completed during the first six months of 2003 and $2.8 million used in fixed asset purchases, offset by $1.5 million in proceeds received from accounts receivable, indemnification and other claims related to the purchases of eBioCare and Apex, transactions which were recorded as purchase price adjustments in the first quarter of 2003.

Cash flows used in financing activities totaled $20.0 million, attributable to $1.5 million of cash used for repurchase of stock used in the purchase of HAI and $13.4 million used in repayments of debt obligations, offset by proceeds of $31.7 million in borrowings from the Company's credit facilities, $2.4 million in proceeds from the exercise of stock options and $.8 million in proceeds from repayment of notes receivable - stockholders.

For the first six months of 2003, the Company experienced a net increase in accounts receivable of $4.2 million attributable to the growth in revenues as the result of the Specialty Pharmacy acquisitions and an increase in accounts days outstanding. Days sales outstanding were 79 days as of June 30, 2003, as compared to 62 days at December 31, 2002. At June 30, 2003, days sales outstanding for the Specialty Pharmacy Services business were 81 days and 69 days for the Specialty Healthcare business. The Company has significant receivables from the State of California Medicaid Program, Medi-Cal. During the second quarter of 2003, the Company experienced an increase in receivable days outstanding from Medi-Cal, growing by approximately 22 days. The State of California announced large budget deficits, and this has seemingly caused this temporary increase in days sales outstanding. The Company expects to see a return to normal collection periods for its Medi-Cal receivable as the State of California has now passed its current year budget, and Medi-Cal has stated it will begin paying all withheld claims.

As of June 30, 2003, the Company's current portion of long-term liabilities of $7.1 million included $2.0 million representing the current portion of the Company's borrowings from its commercial lender, $2.0 million representing the current portion of the Department of Justice ("DOJ") obligation, $2.1 million representing the current portion of a convertible note payable used in connection with the purchase of Apex in February 2002 and $1.0 million representing the note payable used in connection with the purchase of Prescription City in June 2003. As of June 30, 2003, the Company's long-term liabilities of $44.1 million included $3.0 million related to the DOJ obligation, a $2.4 million promissory note representing the long-term portion of the convertible note used in the purchase of Apex, $6.0 million in convertible notes payable related to the purchase of Infinity Infusion Care, Ltd. in June 2002, $3.0 million in a convertible note payable related to the purchase of Home Care of New York, Inc. in October 2002 and $29.7 million in borrowed funds from the Company's commercial lender.

The Company's current portion of long-term liabilities and long-term liabilities increased $19.1 million to $51.3 million as of June 30, 2003 compared to $32.2 million as of December 31, 2002. The increase is due to the acquisitions of MedCare, All Care and Prescription City during the first six month of 2003, for which the Company drew upon its credit facilities.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Pharmacy Services business and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. Additionally, as of June 30, 2003, the Company has a $5.0 million obligation, payable over approximately three years, to the DOJ related to the settlement of its litigation previously disclosed, as well as bank debt and convertible and promissory notes totaling $46.2 million payable over various periods through 2007.

In July 2003, certain selling shareholders of Infinity exercised their right under the convertible notes and converted approximately $4.9 million of the notes into 300,389 shares of the Company's common stock.

Credit Facility

In June 2003, the Company completed a new senior secured credit facility with GE Capital. Under the credit agreement, the Company obtained a secured revolving credit facility of up to $15 million, of which it can utilize up to $5 million as a letter of credit subfacility and up to $5 million as a swingline subfacility (i.e., a short-term loan advance facility), and a $20 million secured term loan. The Company used the funds available under this new credit facility to immediately pay all of its outstanding borrowings, accrued interest and termination fees under its credit facility with Healthcare Business Credit Corporation and to finance its acquisition of Prescription City, Inc. If GE Capital, using its best efforts, is able to syndicate this credit facility with other lenders, then funds available to the Company under the credit facility may be increased by up to $45 million to fund future acquisitions.

In connection with the credit agreement, the Company will pay to GE Capital a monthly fee based on a percentage of the amount of available funds to the Company under the credit facility. For the period through but not including October 31, 2003, the Company will pay to GE Capital a monthly fee equal to 0.5 percent of the amount of "available funds" (i.e., the maximum amount available under the credit facility less the average outstanding balance during that month); and for the period after October 31, 2003, the Company will pay to GE Capital a monthly fee equal to: 0.5 percent of the amount of available funds, if the fraction equal to the average balance outstanding in effect during that month divided by the maximum available amount under the credit facility (the "Usage Ratio") is greater than or equal to two-thirds; 0.75 percent of the amount of available funds, if the Usage Ratio is less than two-thirds but greater than one-third; and 1 percent of the amount of available funds, if the Usage Ratio is less than or equal to one-third.

The loans under the credit agreement may, at the Company's option, be made as base rate loans, LIBOR loans or any combination thereof. LIBOR loans bear interest at a fixed rate for periods of one, two, three or six months and base rate loans bear interest at a floating rate throughout the term of the loan. At the Company's option, any base rate loans may be converted into one or more LIBOR loans and LIBOR loans may be continued for additional LIBOR periods.

The revolving credit facility will mature on July 15, 2007. The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances will bear interest at an annual rate equal to the LIBOR rate plus an additional amount based on the borrowers' senior leverage ratio, which additional amounts may range from 3.0 percent to 3.5 percent. Currently, the applicable margin for revolving credit LIBOR loan advances is 3.5 percent. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans will bear interest at an annual rate equal to the base rate plus an additional amount based on the borrowers' senior leverage ratio, which additional amounts may range from 1.75 percent to 2.25 percent for the revolving credit base rate loans. Currently, the applicable margin for revolving credit base rate advances is 2.25 percent. During a default, interest on all loans may be increased by an additional 2.0 percent.

As security for the obligations under the credit agreement, the Company and each of its subsidiaries have granted a security interest in substantially all of their assets. This security interest includes a pledge of the stock of all of the Company's subsidiaries as well as a pledge of the stock of the Company's subsidiaries' subsidiaries. Each of the Company's subsidiaries is jointly and severally liable, along with the Company, for all obligations under the credit agreement. Any new subsidiary will become a co-borrower under the credit agreement, or will provide a subsidiary guaranty as well as a security interest in substantially all of its assets.

In the credit agreement, the Company has made certain representations and warranties to GE Capital and is subject to certain reporting requirements and financial and other covenants. The credit facility restricts the Company's ability to incur or to permit any of its properties or assets to be encumbered by liens. The credit facility also restricts the Company's ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company's ability to purchase assets and to make investments. The Company may purchase other businesses that are preferred healthcare provider organizations or are otherwise related to its line of business as long as the price for any particular such acquisition does not exceed $25 million and the aggregate purchase price for all such acquisitions during any fiscal year does not exceed $40 million. After the Company's acquisition of Prescription City for approximately $17.5 million, the Company may purchase other businesses with an aggregate purchase price of $22.5 million for the fiscal year ending December 31, 2003. Acquisitions that do not comply with the covenant can be made only with the consent of GE Capital. The covenants also restrict transactions with the Company's affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio.

Events of default under the credit agreement include, among others:

o a default of indebtedness by the Company other than under the credit agreement in excess of $1 million;

o unsatisfied judgments against the Company equal to or in excess of $1 million;

o a change in control by which (i) any person acquires beneficial ownership of 20 percent or more of the issued and outstanding shares of the Company's voting stock, (ii) the Company's directors during any 12 month period cease to be the directors for any reason other than death, disability, or election of new directors approved by two thirds of the existing directors, or
      (iii) the Company ceases to own and control all of the economic and voting rights associated with all of the outstanding stock of its subsidiaries;

o agreements relating to acquisitions that fail to constitute a valid and binding agreement, if liability to the Company or one of its subsidiaries would exceed $1 million or would be reasonably expected to result in a material adverse effect;

o the loss, suspension, or revocation of, or failure to renew, any license or permit now held or hereafter acquired by the Company or any of its subsidiaries, if such loss, suspension, revocation or failure to renew could reasonably be expected to have a material adverse effect; or

o the suspension or exclusion from any Medicaid or Medicare provider agreement or certification, or any medical reimbursement program, where such exclusion or suspension arises from fraud or other claims or allegations that could be reasonably expected to have a material adverse effect.


Health Insurance Portability and Accountability Act

During 2000, final regulations regarding the protection of the privacy of personal health information, promulgated by the US Department of Health and Human Services, were published in the Federal Register. These regulations set the standards for securing patient records and generally prohibit covered entities from using or disclosing protected health information. As a result of these regulations, the Company anticipates expenditures in ensuring patient data kept on computer networks maintained at Specialty Pharmacy Services operations, the Specialty Healthcare Services Wound Care Center programs and corporate offices are in compliance with these regulations. While the Company believes that it is substantially in compliance with these regulations, there can be no assurances that the cost of reaching compliance will not have a material impact on the financial condition of the Company.

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

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures as of June 30, 2003, the end of the period covered by this report. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

During the quarter ended June 30, 2003, there has been no change in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect, its internal controls over financial reporting.

Curative Health Services, Inc. and Subsidiaries

Part II Other Information

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

Item 4. Submission of Matters to a Vote of Security Holder

The Company held its 2003 annual meeting of stockholders on May 28, 2003. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the Annual Meeting in person or by proxy the holders of 10,118,579 votes. At the meeting, the stockholders elected all seven members of the Company's Board of Directors to serve for a term of one year.

Elected members of the Board of Directors: (Shares voted affirmative in parenthesis)

                                       Affirmative       Withheld/Against
                                       -----------       ----------------

        Paul S. Auerbach, MD           (9,670,442)            448,137
        Daniel E. Berce                (9,670,642)            447,937
        Lawrence P. English           (10,002,723)            115,856
        Joseph L. Feshbach             (9,997,809)            120,770
        Timothy I. Maudlin             (7,009,477)          3,109,102
        Gerard Moufflet               (10,020,909)             97,670
        John C. Prior                 (10,002,438)            116,141

The stockholders also approved the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors. Number of votes for were 9,973,094, against 137,360 and 8,125 abstained.

Item 5. Other Information

The Company's business operations are subject from time to time to new regulations and changes to existing regulations enacted by numerous federal and state governmental authorities. A copy of an updated description of certain government regulations applicable to the Company's business operations is attached as Exhibit 99.2, which is incorporated herein by reference under this
Item 5.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 3.1 Fifth Restated Articles of Incorporation of Curative Health Services, Inc.

        Exhibit 10.1 Credit Agreement, dated as of June 9, 2003, between General Electric Capital Corporation and the Company

        Exhibit 10.2 Consent and First Amendment to Credit Agreement, dated as of July 11, 2003, among General Electric Capital Corporation and the Company

        Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Exhibit 99.1   Cautionary Statements

        Exhibit 99.2   Description of Government Regulations

        The Company has excluded from the exhibits filed with this report instruments defining the rights of holders of long-term convertible debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10 percent of its total assets. The Company hereby agrees to furnish a copy of any of these instruments to the SEC upon request.

(b)     Form 8-K

        Form 8-K filed April 29, 2003, reporting under Item 9 (also Item 12) on the press release announcing the Company's earnings for the first quarter ended March 31, 2003.

        Form 8-K filed June 24, 2003, reporting under Item 5 on the press release announcing the Company's acquisition of Prescription City, Inc. and the entering into a credit agreement with General Electric Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2003

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